Form 10-Q
period 2022-09-30
Life360, Inc.
filed 2022-11-14
CIK 1581760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No  ☒
As of November 14, 2022, the registrant had 62,325,855 shares of common stock, par value $0.001 per share, including shares underlying all issued and outstanding Chess Depository Interests (“CDIs”), outstanding.

Life360, Inc.
FORM 10-Q for the Quarter Ended September 30, 2022

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

Life360, Inc.
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Condensed Consolidated Balance Sheets
(unaudited)
(Dollars in U.S. $, in thousands, except share and per share data)

	September 30, 2022	December 31, 2021
Assets
Current Assets:
Cash and cash equivalents	$43,964	$230,990
Accounts receivable, net	23,186	11,772
Costs capitalized to obtain contracts, net	1,894	1,319
Inventory	15,206	2,009
Prepaid expenses and other current assets	10,805	10,590
Total current assets	95,055	256,680
Restricted cash	14,911	355
Property and equipment, net	525	580
Costs capitalized to obtain contracts, net of current portion	113	330
Prepaid expenses and other assets, noncurrent	7,603	3,691
Right-of-use-asset	1,491	1,627
Intangible assets, net	54,934	7,986
Goodwill	133,620	31,127
Total Assets	$308,252	$302,376
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$12,578	$3,248
Accrued expenses and other liabilities	27,158	10,547
Escrow liability	13,094	—
Contingent consideration	—	9,500
Convertible notes, current ($3,454 and $4,222 measured at fair value, respectively)	3,454	4,222
Deferred revenue, current	27,871	13,929
Total current liabilities	84,155	41,446
Convertible notes, noncurrent ($3,380 and $8,071 measured at fair value, respectively)	3,909	8,284
Derivative liability, noncurrent	213	1,396
Deferred revenue, noncurrent	3,015	—
Other noncurrent liabilities	1,498	1,205
Total Liabilities	$92,790	$52,331
Commitments and Contingencies (Note 11)
Stockholders’ Equity
Common Stock, $0.001 par value; 100,000,000 shares authorized as of September 30, 2022 (unaudited) and December 31, 2021; 62,284,507 and 60,221,799 issued and outstanding as of September 30, 2022 (unaudited) and December 31, 2021, respectively	62	61
Additional paid-in capital	460,395	416,278
Notes due from affiliates	(312)	(951)
Accumulated deficit	(244,669)	(165,343)
Accumulated other comprehensive income	(14)	—
Total stockholders’ equity	215,462	250,045
Total Liabilities and Stockholders’ Equity	$308,252	$302,376
See accompanying notes to the condensed consolidated financial statements (unaudited).

Life360, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)
(Dollars in U.S. $, in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Subscription revenue	$38,991	$23,110	$107,884	$59,479
Hardware revenue	11,676	38	28,314	38
Other revenue	6,486	6,549	20,769	18,181
Total revenue	57,153	29,697	156,967	77,698
Cost of subscription revenue	7,768	4,374	22,742	11,894
Cost of hardware revenue	9,327	82	27,906	82
Cost of other revenue	818	932	2,673	2,661
Total cost of revenue	17,913	5,388	53,321	14,637
Gross Profit	39,240	24,309	103,646	63,061
Operating expenses:
Research and development	24,569	13,113	77,337	35,821
Sales and marketing	24,228	13,360	70,365	32,156
General and administrative	11,567	5,584	37,643	13,491
Total operating expenses	60,364	32,057	185,345	81,468
Loss from operations	(21,124)	(7,748)	(81,699)	(18,407)
Other income (expense):
Convertible notes fair value adjustment	(232)	—	1,875	—
Derivative liability fair value adjustment	(145)	(412)	1,183	(412)
Other income (expense), net	455	2	(601)	5
Total other income (expense), net	78	(410)	2,457	(407)
Loss before income taxes	(21,046)	(8,158)	(79,242)	(18,814)
Provision (benefit) for income taxes	73	(144)	84	(144)
Net Loss	$(21,119)	$(8,014)	$(79,326)	$(18,670)
Net loss per share, basic and diluted	$(0.34)	$(0.16)	$(1.28)	$(0.37)
Weighted-average shares used in computing net loss per share, basic and diluted	62,173,588	51,217,286	61,753,532	50,608,146
Comprehensive loss
Net loss	(21,119)	(8,014)	(79,326)	(18,670)
Change in foreign currency translation adjustment	(29)	—	(14)	—
Total comprehensive loss	$(21,148)	$(8,014)	$(79,340)	$(18,670)
See accompanying notes to the condensed consolidated financial statements (unaudited)

Life360, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(Dollars in U.S. $, in thousands, except share and per share data)

	Common Stock		Additional Paid-In Capital	Notes Due from Affiliates	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	60,221,799	$61	$416,278	$(951)	$(165,343)	$—	$250,045
Exercise of stock options	277,995	—	1,508	—	—	—	1,508
Exercise of warrants	66,892	—	—	—	—	—	—
Vesting of restricted stock units	124,059	—	—	—	—	—	—
Taxes paid related to net settlement of equity awards	—	—	(716)	—	—	—	(716)
Issuance of common stock in connection with an acquisition	779,032	1	15,408	—	—	—	15,409
Issuance of common stock	—	—	85	—	—	—	85
Stock-based compensation expense	—	—	6,095	—	—	—	6,095
Interest accrued relating to notes due from affiliates	—	—	—	(5)	—	—	(5)
Net loss	—	—	—	—	(25,222)	—	(25,222)
Change in foreign currency translation adjustment	—	—	—	—	—	29	29
Balance at March 31, 2022	61,469,777	$62	$438,658	$(956)	$(190,565)	$29	$247,228
Exercise of stock options	56,583	—	258	—	—	—	258
Exercise of warrants	20,903	—	1	—	—	—	1
Vesting of restricted stock units	179,118	—	—	—	—	—	—
Taxes paid related to net settlement of equity awards	—	—	(778)	—	—	—	(778)
Stock-based compensation expense	—	—	10,429	—	—	—	10,429
Interest accrued relating to notes due from affiliates	—	—	—	(3)	—	—	(3)
Repayment of notes due from affiliates	—	—	648	648	—	—	1,296
Issuance of common stock in settlement of contingent consideration	360,724	—	4,221	—	—	—	4,221
Net loss	—	—	—	—	(32,985)	—	(32,985)
Change in foreign currency translation adjustment	—	—	—	—	—	(14)	(14)
Balance at June 30, 2022	62,087,105	$62	$453,437	$(311)	$(223,550)	$15	$229,653
Exercise of stock options	58,800	—	228	—	—	—	228
Vesting of restricted stock units	214,522	—	—	—	—	—	—
Taxes paid related to net settlement of equity awards	—	—	(1,233)	—	—	—	(1,233)
Stock-based compensation expense	—	—	7,963	—	—	—	7,963
Interest accrued relating to notes due from affiliates	—	—	—	(1)	—	—	(1)
Cancellation of revesting stock	(75,920)	—	—	—	—	—	—
Net loss	—	—	—	—	(21,119)	—	(21,119)
Change in foreign currency translation adjustment	—	—	—	—	—	(29)	(29)
Balance at September 30, 2022	62,284,507	$62	$460,395	$(312)	$(244,669)	$(14)	$215,462

Life360, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(Dollars in U.S. $, in thousands, except share and per share data)

	Common Stock		Additional Paid-In Capital	Notes Due from Affiliates	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2020	50,035,408	$50	$196,852	$(927)	$(131,786)	$64,189
Exercise of stock options	126,497	—	498	—	—	498
Vesting of restricted stock units	109,482	—	—	—	—	—
Taxes paid related to net settlement of equity awards	—	—	(586)	—	—	(586)
Stock-based compensation expense	—	—	2,199	—	—	2,199
Interest accrued relating to notes due from affiliates	—	—	—	(9)	—	(9)
Net loss	—	—	—	—	(3,852)	(3,852)
Balance at March 31, 2021	50,271,387	50	198,963	(936)	(135,638)	62,439
Exercise of stock options	287,745	—	790	—	—	790
Vesting of restricted stock units	169,915	—	—	—	—	—
Taxes paid related to net settlement of equity awards	—	—	(1,249)	—	—	(1,249)
Stock-based compensation expense	—	—	2,941	—	—	2,941
Interest accrued relating to notes due from affiliates	—	—	—	(6)	—	(6)
Net loss	—	—	—	—	(6,804)	(6,804)
Balance at June 30, 2021	50,729,047	50	201,445	(942)	(142,442)	58,111
Exercise of stock options	350,394	—	935	—	—	935
Exercise of warrants	37,410	—	—	—	—	—
Vesting of restricted stock units	129,448	—	—	—	—	—
Taxes paid related to net settlement of equity awards	—	—	(1,334)	—	—	(1,334)
Issuance of warrants with convertible note	—	—	844	—	—	844
Beneficial conversion feature associated with convertible note	—	—	603	—	—	603
Issuance of common stock in connection with acquisition	765,733	1	13,820	—	—	13,821
Vested option awards assumed in connection with an acquisition	—	—	533	—	—	533
Stock-based compensation expense	—	—	3,260	—	—	3,260
Interest accrued relating to notes due from affiliates	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	(8,014)	(8,014)
Balance at September 30, 2021	52,012,032	$51	$220,106	$(945)	$(150,456)	$68,756
See accompanying notes to the condensed consolidated financial statements (unaudited)

Life360, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(Dollars in U.S. $, in thousands)

	Nine months ended
	September 30, 2022	September 30, 2021
Cash Flows from Operating Activities:
Net loss	$(79,326)	$(18,670)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,831	459
Amortization of costs capitalized to obtain contracts	2,419	3,164
Stock-based compensation expense	24,487	8,400
Compensation expense in connection with revesting notes (Note 7)	(100)	43
Noncash interest (income) expense, net	345	(18)
Convertible notes fair value adjustment	(1,875)	—
Derivative liability fair value adjustment	(1,183)	412
Gain on revaluation of contingent consideration	(5,279)	—
Noncash revenue from affiliate	(1,008)	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	16,412	(3,877)
Prepaid expenses and other assets	7,216	4,047
Inventory	(4,877)	(235)
Costs capitalized to obtain contracts, net	(2,777)	(1,382)
Accounts payable	(13,867)	2,196
Accrued expenses and other liabilities	(5,345)	3,652
Deferred revenue	2,410	2,344
Other noncurrent liabilities	620	(876)
Net cash used in operating activities	(54,897)	(341)
Cash Flows from Investing Activities:
Cash paid for acquisition, net of cash acquired	(113,401)	(2,983)
Internal use software	(701)	—
Cash advance on convertible note receivable	—	(4,000)
Net cash used in investing activities	(114,102)	(6,983)
Cash Flows from Financing Activities:
Proceeds from the exercise of options	1,994	2,223
Taxes paid related to net settlement of equity awards	(2,727)	(3,169)
Issuance of common stock	85	—
Proceeds from repayment of notes due from affiliates	648	—
Payments on borrowings	—	(53)
Repayment of convertible notes	(3,471)	—
Cash received in advance of the issuance of convertible notes	—	2,110
Net cash (used)/provided by financing activities	(3,471)	1,111
Net Decrease in Cash, Cash Equivalents, and Restricted Cash	(172,470)	(6,213)
Cash, Cash Equivalents and Restricted Cash at the Beginning of the Period	231,345	56,611

Life360, Inc.

Cash, Cash Equivalents, and Restricted Cash at the End of the Period	$58,875	$50,398
Supplemental disclosure:
Cash paid during the period for taxes	$—	$(33)
Cash paid during the period for interest	(518)	—

Non-cash investing and financing activities:
Fair value of stock issued in connection with an acquisition	$15,409	$13,821
Fair value of convertible debt issued in connection with an acquisition	—	11,597
Fair value of contingent consideration issued in connection with an acquisition	—	5,900
Fair value of vested options assumed in connection with an acquisition	—	533
Forgiveness of convertible note receivable in connection an acquisition	—	4,023
Relative fair value of warrants issued with convertible debt	—	844
Beneficial conversion feature related to convertible debt	—	603
Fair value of bifurcated derivative related to convertible debt	—	663
Fair value of warrants held as investment in affiliate	5,474	—
Fair value of stock issued in settlement of contingent consideration	4,221	—
Total non-cash investing and financing activities:	$25,104	$37,984

The following table provides a table of cash, cash equivalents, and restricted cash reported within the balance sheets totaling the same such amounts shown above:

	September 30, 2022	September 30, 2021
Cash and cash equivalents	$43,964	$50,050
Restricted cash	14,911	348
Total cash, cash equivalents, and restricted cash	$58,875	$50,398
See accompanying notes to the condensed consolidated financial statements (unaudited).

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

(Information as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021 is unaudited)
1.    Nature of Business
Life360, Inc. (the “Company”) is a leading technology platform, based on market share of the family safety and location sharing app market, to locate the people, pets and things that matter most to families. The Company was incorporated in the State of Delaware in April 2007. The Company’s core offering, the Life360 mobile application, is now a market leading mobile application for families, with features that range from communications to driving safety and location sharing. The Company operates under a “freemium” model where its core offering is available to users at no charge, with three membership subscription options that are available but not required. The Company also generates revenue through monetization arrangements with certain commercial third parties (“Data Revenue Partners”) through Lead Gen and license agreements (including aggregated insights into the data collected from the Company’s user base). On September 1, 2021, the Company acquired all ownership interests of Jio, Inc (“Jiobit”). Jiobit is a provider of wearable location devices for young children, pets, and seniors. On January 5, 2022, the Company acquired all ownership interests of Tile, Inc. (“Tile”). Tile is a smart location company whose product includes a Bluetooth enabled device and related accessories that work in tandem with the Tile Application to enable its customers to locate lost or misplaced objects.
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
In management’s opinion, the condensed consolidated financial statements include all adjustments necessary to fairly state the Company’s financial position. All adjustments are of a normal recurring nature. The results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ended December 31, 2022.
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

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

(Information as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021 is unaudited)
Recently adopted accounting pronouncements
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires contract assets and contract liabilities (i.e., deferred revenue) acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers. The guidance should be applied prospectively to acquisitions occurring on or after the effective date. The guidance is effective for the Company beginning January 1, 2024, and interim periods therein. Early adoption is permitted, including in interim periods, for any financial statements that have not yet been issued. The Company elected to early adopt ASU 2021-08 on September 1, 2021, and the Company has recorded the acquired deferred revenue based on historical carrying value rather than fair value in the condensed consolidated financial statements and related disclosures.
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

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

(Information as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021 is unaudited)
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
Revenue Recognition
The Company recognizes revenue upon transfer of control of promised goods or services to customers at transaction price, an amount that reflects the consideration the Company expects to receive in exchange for those goods or services. Transaction price is calculated as selling price net of variable consideration which may include estimates for future returns and sales incentives related to current period revenue. The Company determines revenue recognition through the following steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer.
Performance Obligations
Some of the Company’s contracts with customers contain multiple performance obligations, primarily hardware and subscription services for the Tile and Jiobit hardware tracking devices. For these contracts, the Company accounts for individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative stand-alone selling price (“SSP”) basis with the amounts allocated to ongoing services deferred and recognized over a period of time and amounts allocated to hardware tracking devices recognized at a point-in time with a portion of the consideration being allocated to application usage (maintenance) and support. The Company determines SSP based on observable, if available, prices for those related goods and services when sold separately. When such observable prices are not available, the Company determines SSP based on multiple factors including consumer behaviors, the Company’s internal pricing model, and relative costs incurred plus a normal margin. The factors may vary depending upon the facts and circumstances related to each deliverable.
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

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

(Information as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021 is unaudited)
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
Subscription Revenue
The Company’s subscription revenue includes related support and is comprised of Life360 mobile application subscriptions as well as subscription service plans for the Tile and Jiobit hardware tracking devices. The Company’s subscription contracts with customers are established at the point of mobile application download and purchase as indicated through acceptance of the Company’s Terms of Use.
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
Subscription revenue was $39.0 million and $23.1 million for the three months ended September 30, 2022 and 2021, respectively, and $107.9 million and $59.5 million for the nine months ended September 30, 2022 and 2021, respectively.
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

Hardware revenue was $11.7 million and $38 thousand for the three months ended September 30, 2022 and 2021, respectively, and $28.3 million and $38 thousand for the nine months ended September 30, 2022 and 2021, respectively.

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

(Information as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021 is unaudited)
Other Revenue
Other revenue consists primarily of data revenue and partnership revenue. For the nine months ended September 30, 2022, the Company’s data revenue includes Life360 data monetization arrangements with certain third parties established through Data Master Service Agreements (collectively, “Data MSAs”), which outline specific terms governing the access and use of data and related fees. The Company determines a contract to exist upon the mutual execution of a Data MSA. Those customers historically had ability to access certain portions of the Company’s user data over the contract term, in which certain customers pay a fee based on average active monthly users. Most of the Company’s Data MSAs have been terminated as of September 30, 2022 as the Company has moved toward an aggregate data sales model.
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
In January 2022, Life360 announced a new partnership agreement with Placer.ai (“Placer”), a prominent provider of aggregated analytics for the retail ecosystem, in which executives of the Company have an immaterial ownership interest through a passive investment vehicle. As part of this partnership, Placer will provide data processing and analytics services to Life360 and will have the right to commercialize aggregated data related to place visits during the term of the agreement. This partnership marked the beginning of Life360’s exit from its legacy data sales model and transition to commercialize solely aggregated data, while still providing members the option to opt out of even aggregated data sales. In keeping with the Company’s vision and consistent with that aggregated data sales model, the Company is exploring ways, in the future, to enable members to avail themselves of compelling offers and opportunities by enabling Company partners to use their data with members’ explicit, affirmative opt-in consent. The Placer agreement includes fixed monthly revenue amounts for access to aggregated data for the duration of the three-year agreement. The Company has a stand ready obligation to provide aggregated user data over the term of the agreement and recognizes revenue ratably based on the fixed monthly amounts. The Company estimates and includes variable consideration in the transaction price at contract inception to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.

In connection with the agreement, Placer issued the Company a warrant to purchase up to 5,100,167 shares of Series C Preferred Stock at an exercise price of $4.90 per share. The grant of the warrant is considered noncash consideration, which the Company measured at fair value on the date of issuance. The warrant was valued using an option pricing model, and the fair value of approximately $5.4 million has been included as part of the transaction price of the Placer data partnership agreement, and will be included in prepaid expenses and other assets, noncurrent on the Company’s condensed consolidated balance sheets.

Data revenue was $5.5 million and $5.0 million for the three months ended September 30, 2022 and 2021, respectively, and $17.7 million and $13.6 million for the nine months ended September 30, 2022 and 2021, respectively.
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

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

(Information as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021 is unaudited)
Partnership revenue was $1.0 million and $1.6 million for the three months ended September 30, 2022 and 2021, respectively, and $3.1 million and $4.6 million for the nine months ended September 30, 2022 and 2021, respectively.
Remaining Performance Obligations
Remaining performance obligations represent the amount of contracted future revenue not yet recognized as the amounts relate to undelivered performance obligations, including both deferred revenue and non-cancelable contracted amounts that will be invoiced and recognized as revenue in future periods. Revenue allocated to remaining performance obligations was $30.9 million as of September 30, 2022, of which the Company expects $27.9 million to be recognized over the next twelve months.
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
Allowance for Doubtful Accounts
The Company makes judgments as to its ability to collect outstanding accounts receivable and provide allowances for accounts receivable when and if collection becomes doubtful. The Company evaluates the collectability of its accounts receivable based on review of its past-due balances, known collection risks and historical experience. In circumstances where the Company is aware of a specific customer’s potential inability to meet its financial obligations to the Company (e.g., bankruptcy filings or substantial downgrading of credit ratings), the Company records a specific reserve for bad debt against amounts due to reduce the net recognized receivable to the amount it reasonably believes will be collected. The allowance for doubtful accounts as of September 30, 2022 and December 31, 2021 and total bad debt expense for the three and nine months ended September 30, 2022 and 2021 was immaterial.

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

(Information as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021 is unaudited)
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

The Company derives its accounts receivable from revenue earned from customers located in the United States and internationally. The Company does not perform ongoing credit evaluations of its customers’ financial condition and does not require collateral from its customers. Historically, bad debt expenses have been insignificant. Channel and retail partners account for the majority of the Company’s revenue and accounts receivable for all periods presented.
The following tables set forth the information about our channel and retail partners who represented greater than 10% of our revenue or accounts receivable, respectively:

	Percentage of Revenue
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Channel Partner A	50%	57%	48%	57%
Channel Partner B	16%	19%	15%	18%
Retail Partner A	*	*	10%	*
Data Partner A	11%	*	*	*
*    Represents less than 10%

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

(Information as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021 is unaudited)

	Percentage of Gross Accounts Receivable
	As of September 30,	As of December 31,
	2022	2021
Channel Partner A	37%	48%
Channel Partner B	11%	14%
Data Partner A	16%	*
*    Represents less than 10%
Research and Development Costs
The Company charges costs related to research, design, and development of products to research and development expense as incurred. These costs consist of payroll related expenses, contractor fees, outside third-party vendors, and allocated facilities costs.
Advertising Expense
Advertising expense was $4.4 million and $1.9 million for the three months ended September 30, 2022 and 2021, respectively, and $13.4 million and $4.3 million for the nine months ended September 30, 2022 and 2021, respectively. Advertising expenses are recorded in the period in which cost is incurred and are presented within sales and marketing expense on the condensed consolidated statements of operations.
Cash and Cash Equivalents
The Company considers all highly liquid investment securities with remaining maturities at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents include deposit and money market funds.
Restricted Cash
Deposits of $14.9 million and $0.4 million were restricted from withdrawal as of September 30, 2022 and December 31, 2021, respectively. $13.1 million of the restricted balance as of September 30, 2022 relates to funds placed in an indemnity escrow fund to be held for fifteen months after the acquisition date of Tile, Inc. for general representations and warranties. The remaining restricted cash balance as of September 30, 2022 relates to cash deposits restricted under letters of credit issued on behalf of the Company in support of indebtedness to trade creditors incurred in the ordinary course of business and to securing the Company’s facility leases. The $0.4 million balance restricted from withdrawal as of December 31, 2021 relates to facility lease agreements. These balances are included in restricted cash on the accompanying condensed consolidated balance sheets.
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

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

(Information as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021 is unaudited)
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
The recorded carrying amounts of cash and cash equivalents, prepaid expenses, accounts payable, and accounts receivable as of September 30, 2022 and December 31, 2021 approximate fair value due to their short-term nature. Refer to Note 6 “Fair Value Measurements” for further details.
Property and Equipment, net
Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets. Equipment, computer software, furniture, and product manufacturing equipment have estimated useful lives ranging from three to ten years. Leasehold improvements are amortized on a straight-line basis over the lesser of the estimated useful life or the term of the lease with expected renewals. As of September 30, 2022, all leasehold improvements are amortized over three years.
Costs of maintenance and repairs that do not improve or extend the lives of the respective assets are expensed as incurred. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the balance sheet and the resulting gain or loss is reported in other income (expense), net in the period realized.
Software Development Costs
For development costs related to internal use software projects, the Company capitalizes costs incurred during the application development stage. Costs related to preliminary project activities and post implementation activities are expensed as incurred. Internal use software is amortized on a straight-line basis over its estimated useful life of three years. The Company capitalized $0.7 million during the nine months ended September 30, 2022. Capitalized costs are included within intangible assets, net on the condensed consolidated balance sheet. The Company did not capitalize any internal use software costs during the nine months ended September 30, 2021 as the capitalizable costs were not material.
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
Certain operating lease agreements contain rent concession, rent escalation, and option to renew provisions. Rent concession and rent escalation provisions are considered in determining the straight-line single lease cost to be recorded over the lease term. Single lease cost is recognized on a straight-line basis over the lease term commencing on the date the Company has the right to use the leased property. The lease terms may include options to extend or terminate the lease. The Company generally uses the base, non-cancellable, lease term when recognizing the lease assets and liabilities, unless it is reasonably certain that the renewal option will be exercised.
In addition, certain of the Company’s operating lease agreements contain tenant improvement allowances from its landlords. These allowances are accounted for as lease incentives and decrease the Company’s right-of-use asset and reduce single lease cost over the lease term. Refer to Note 8 “Balance Sheet Components” for additional lease disclosures.

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

(Information as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021 is unaudited)
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
Goodwill
Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Goodwill amounts are not amortized but tested for impairment on an annual basis during the fourth quarter. There was no impairment of goodwill during the three and nine months ended September 30, 2022 or the three and nine months ended September 30, 2021.
Intangible Assets, net
Intangible assets, including acquired patents, trademarks, customer relationships, and acquired developed technology are carried at cost and amortized on a straight-line basis over their estimated useful lives. The Company determines the appropriate useful life of the Company’s intangible assets by measuring the expected cash flows of acquired assets. There was no impairment of intangible assets recorded during the three and nine months ended September 30, 2022 or the three and nine months ended September 30, 2021.
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
The Company reviews long-lived assets for impairment at least annually, or more frequently if events or changes in circumstances would more likely than not reduce the fair value of its single reporting unit below its carrying value. There was no impairment of long-lived assets recognized during the three and nine months ended September 30, 2022 or the three and nine months ended September 30, 2021.
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

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

(Information as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021 is unaudited)
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

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

(Information as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021 is unaudited)
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
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company did not accrue any interest or penalties related to income tax positions during the three and nine months ended September 30, 2022 or the three and nine months ended September 30, 2021.
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

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

(Information as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021 is unaudited)
3.     Revenue
Revenue by geography is generally based on the address of the customer as defined in the contract with the customer. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
North America	$52,041	$27,553	$141,352	$72,150
Europe, Middle East and Africa	2,264	1,155	8,843	2,832
Other international regions	2,848	989	6,772	2,716
Total revenue	$57,153	$29,697	$156,967	$77,698
4.    Deferred Revenue
Deferred revenue, which is a contract liability, consists primarily of payments received and accounts receivable recorded in advance of revenue recognition under the Company’s contracts with customers and is recognized as the revenue recognition criteria are met.
The following table represents a roll forward of the Company’s deferred revenue (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Deferred revenue, beginning of period	$28,821	$12,013	$13,929	$11,855
Acquired deferred revenue	1,173	403	10,081	403
Additions to deferred revenue	52,098	25,345	146,337	62,041
Recognized revenue in the period	(51,206)	(23,148)	(139,461)	(59,686)
Deferred revenue, end of period	$30,886	$14,613	$30,886	$14,613
The acquired deferred revenue balance of $1.2 million for the three months ended September 30, 2022 relates to a measurement period adjustment to the preliminary purchase price allocation for the acquisition of Tile, Inc. Refer to Note 7 “Business Combinations” for additional information.
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

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

(Information as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021 is unaudited)
The following table represents a roll forward of the Company’s costs capitalized to obtain contracts, net (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Capitalized costs to obtain contracts, beginning of period	$1,776	$2,743	$1,649	$3,951
Acquired costs capitalized to obtain contracts	—	—	848	—
Additions to capitalized costs to obtain contracts	979	334	1,929	1,381
Amortization of capitalized costs to obtain contracts	(748)	(909)	(2,419)	(3,164)
Capitalized costs to obtain contracts, end of period	$2,007	$2,168	$2,007	$2,168
6.    Fair Value Measurements
The Company measures and reports certain financial instruments as assets and liabilities at fair value on a recurring basis. These liabilities are considered Level 3 instruments.
The fair value of these instruments as of September 30, 2022 and December 31, 2021 are classified as follows (in thousands):

	As of September 30, 2022
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liability (Note 10)	$—	$—	$213	$213
Convertible notes (Note 9)	—	—	6,834	6,834
Total	$—	$—	$7,047	$7,047

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liability (Note 10)	$—	$—	$1,396	$1,396
Convertible notes (Note 9)	—	—	12,293	12,293
Contingent consideration	—	—	9,500	9,500
Total	$—	$—	$23,189	$23,189
The change in fair value of the Level 3 instruments were as follows (in thousands):

	As of September 30, 2022
	Derivative liability (Note 10)	Convertible notes (Note 9)	Contingent consideration
Fair value, beginning of the year	$1,396	$12,293	$9,500
Vesting of revesting notes	—	122	—
Forfeiture of revesting notes	—	(235)	—
Repayment of convertible notes (Note 9)	—	(3,471)	—
Issuance of common stock in settlement of contingent consideration	—	—	(4,221)
Changes in fair value	(1,183)	(1,875)	(5,279)
Fair value, end of quarter	$213	$6,834	$—

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

(Information as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021 is unaudited)

	As of December 31, 2021
	Derivative liability (Note 10)	Convertible notes (Note 9)	Contingent consideration
Fair value, beginning of the year	$—	$—	$—
Issuance of derivative liability	663	—	—
Issuances of convertible notes	—	11,597	—
Issuance of revesting notes	—	186	—
Issuance of contingent consideration	—	—	5,900
Changes in fair value	733	510	3,600
Fair value, end of year	$1,396	$12,293	$9,500
For the three and nine months ended September 30, 2022, the Company recorded a loss associated with the change in fair value of the derivative liability of $0.1 million and gain of $1.2 million, respectively. For the three and nine months ended September 30, 2022, the Company recorded a loss associated with convertible notes of $0.2 million and gain of $1.9 million, respectively. For the year ended December 31, 2021, the Company had recorded a loss associated with the change in fair value of the derivative liability and convertible notes of $0.7 million and $0.5 million, respectively. The amounts have been recorded in other income (expense), net in the condensed consolidated statement of operations and comprehensive loss.
The Company has recorded a gain associated with the change in fair value of the contingent consideration of $0 million and $5.3 million for the three and nine months ended September 30, 2022, in general and administrative expense in the condensed consolidated statement of operations and comprehensive loss. For the three and nine months ended September 30, 2021, the Company recorded a loss associated with the change in fair value of the derivative liability of $0.4 million and gain of $0.4 million, respectively. No gain or loss associated with changes in fair value of convertible notes or contingent consideration were recorded for the three and nine months ended September 30, 2021.
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

The September 2021 Convertible Notes issued as part of the purchase consideration can be converted to common stock at any time subsequent to the acquisition at a fixed conversion price of $22.50 per share. On each of the first three annual anniversaries of the issuance date of the September 2021 Convertible Notes, the Company will repay 1/3rd of the unconverted principal plus accrued interest to the holders of such notes. Upon a change of control, the holder may elect to either convert at the fixed conversion price of $22.50 per share or be repaid in full. The Company has elected the fair value option and will remeasure the September 2021 Convertible Notes at their fair value on each reporting date and reflect the changes in fair value in earnings. The estimated fair value of the September 2021 Convertible Notes is determined using a

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

(Information as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021 is unaudited)
combination of the present value of the cash flows and the Black-Scholes option pricing model using assumptions as follows:

	As of September 1,	As of December 31,	As of September 30,
	2021	2021	2022
Principal	$11,206	$11,206	$6,730
Interest rate	4.5%	4.5%	7.4%
Common stock fair value per share	20.49	21.16	9.51
Conversion price per share	22.50	22.50	22.50
Risk-free interest rate	0.45%	0.88%	4.26%
Time to exercise (in years)	3.00	2.70	1.90
Volatility	37%	43%	57%
Annual dividend yield	0%	0%	0%
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
The Revesting Stock and Revesting Notes are restricted and vest with continuous employment of certain key employees over a 3-year period subsequent to the acquisition. The Revesting Stock is recognized in general and administrative expense as the Revesting Stock vests. In April 2022, one of the key employees exited the Company, and so the entirety of their Revesting Notes and Revesting Stock was forfeited. The Company recorded $0.3 million as stock-based compensation included in general and administrative expense related to the forfeiture of their Revesting Stock and $0.3 million as compensation included in general and administrative expense related to the forfeiture of their Revesting Notes.
The Company recorded an immaterial amount and $0.2 million as stock-based compensation included in general and administrative expense related to the vesting of the Revesting Stock for the three and nine months ended September 30, 2022.
The Company records the Revesting Notes at fair value and will remeasure the Revesting Notes at fair value on each reporting date. The Revesting Notes are recognized in general and administrative expense. As the Revesting Notes vest, the changes in fair value are recorded as general and administrative expense with a corresponding entry to convertibles notes. The estimated fair value of the Revesting Notes is determined using a combination of the present value of the Revesting Notes cash flows and the Black-Scholes option pricing model. The terms of the Revesting Notes are consistent with the terms of the September 2021 Convertible Notes. The Company recorded an immaterial amount and $0.2 million as general and administrative and expense related to the changes in fair value of Revesting Notes during the three and nine months ended September 30, 2022, respectively.
The retention bonuses are recognized in prepaid expenses and other assets, noncurrent in the condensed consolidated balance sheet and vest monthly over a period of 24 months and require continuous employment. The expense associated with the Unvested Replacement Awards is recognized as stock-based compensation ratably over the remaining service period.
The 2021 and 2022 contingent consideration is based on the achievement of a Qualifying Units Sold Target for the period January 1, 2021 through December 31, 2021 (“2021 Contingent Consideration”) and for the period January 1, 2022 through December 31, 2022 (“2022 Contingent Consideration,” collectively, “Contingent Consideration”). The Contingent Consideration consists of 301,261 and 451,891 shares for 2021 and 2022, respectively, with the amount paid equal to the attainment relative to target in each year and settled in shares of the Company’s common stock. The Contingent

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

(Information as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021 is unaudited)
Consideration shares payable is determined based on the percentage achievement relative to the target in each period, respectively, with greater than 100% attainment resulting in 100% payment, 90% to 100% attainment resulting in the number of shares equal to the percentage attainment, and less than 90% attainment equal to no consideration. The Contingent Consideration is held at fair value with changes in fair value recognized in general and administrative expense. The estimated fair value of the Contingent Consideration is determined by using a Monte Carlo Simulation scenario-based analysis that estimates the fair value of the Contingent Consideration based on the probability-weighted present value of the expected future cash flows, considering possible outcomes based on actual and forecasted results. The estimated fair value of the 2021 and 2022 Contingent Consideration upon issuance was $0.1 million and $5.8 million, respectively. The estimated fair value of the 2021 and 2022 Contingent Consideration as of December 31, 2021 was $6.3 million and $3.1 million, respectively. The Company recorded a $0 million and $5.3 million gain within general and administrative expense related to the change in the fair value of the Contingent Consideration during the three and nine months ended September 30, 2022, respectively.
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

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

(Information as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021 is unaudited)
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
Tile, Inc.
On January 5, 2022, the Company completed the acquisition of Tile, Inc. (“Tile”), a privately held consumer electronics company. The company is based in San Mateo, California and was founded in 2012. Tile is a smart location company whose product includes a Bluetooth enabled device and related accessories that work in tandem with the Tile Application (the “Application”), to enable its customers to locate lost or misplaced objects. Tile offers a comprehensive list of products to use with the application, along with optional subscription services to enhance features offered for Tile products. The addition of Tile is expected to strengthen and extend Life360’s market leadership position by leveraging Tile’s developed technology and customer relationships to accelerate the Company’s own product development and augment the Life360 team with a critical mass of talent. The aggregate purchase consideration was $173.6 million, of which $158.0 million was paid in cash and $15.6 million paid in equity. The $15.6 million in equity was comprised of 780,593 shares of the Company’s common stock valued on the date of acquisition and 534,465 shares of common stock contingent consideration which was promised upon reaching certain operational goals. Of the consideration transferred, $14.1 million in cash and 84,524 common shares were placed in an indemnity escrow fund to be held for fifteen months after the acquisition date for general representations and warranties.
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
The contingent consideration is based on the achievement of the Company’s achievement certain targets for revenue and earnings before interest, taxes, depreciation, and amortization (“EBITDA”) for the three months ended December 31, 2021 and the three months ended September 30, 2022. The Company determined that the criteria to satisfy the contingent consideration was not met, and as such, no value was ascribed to the contingent consideration.
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

During the three months ended September 30, 2022, the Company made a measurement period adjustment to the preliminary purchase price allocation which included: (i) an increase to goodwill of $0.4 million, (ii) an increase to deferred revenue of $1.2 million, and (iii) an increase to inventory of $0.8 million. The measurement period adjustment was made to reflect facts and circumstances that existed as of the acquisition date and is reflected in the table below.

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

(Information as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021 is unaudited)
The assets acquired and liabilities assumed in connection with the acquisition were recorded at their fair value on the date of acquisition as follows (in thousands):

Fair Value
Cash	$32,997
Restricted cash	1,050
Accounts receivable	27,826
Prepaid expenses and other current assets	5,004
Inventory	8,320
Property and equipment	570
Prepaid expenses and other assets, noncurrent	482
Intangible assets	52,700
Goodwill	102,493
Accounts payable	(23,197)
Accrued expenses and other current liabilities	(24,613)
Deferred revenue	(10,081)
Total acquisition consideration	$173,551

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
8.    Balance Sheet Components
Accounts receivable, net

Accounts receivable, net consists of the following (in thousands):

	As of September 30,	As of December 31,
	2022	2021
Accounts receivable	$23,280	$11,772
Allowance for doubtful accounts	(94)	—
Accounts receivable, net	$23,186	$11,772

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

(Information as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021 is unaudited)
Inventory
Inventory consists of the following (in thousands):

	As of September 30,	As of December 31,
	2022	2021
Raw materials	$1,821	$1,298
Finished goods	13,385	711
Total inventory	$15,206	$2,009
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	As of September 30,	As of December 31,
	2022	2021
Prepaid expenses	$8,348	$9,798
Other receivables	2,457	792
Total prepaid expenses and other current assets	$10,805	$10,590
Prepaid expenses primarily consist of certain cloud platform and customer service program costs. Other receivables primarily consist of refunds and other deposits.
Property and Equipment, net
Property and equipment, net consists of the following (in thousands):

	As of September 30,	As of December 31,
	2022	2021
Computer equipment	$671	$479
Leasehold improvements	1,006	923
Production manufacturing equipment	624	378
Furniture and fixtures	431	422
Total property and equipment, gross	2,732	2,202
Less: accumulated depreciation	(2,207)	(1,622)
Total property and equipment, net	$525	$580
Depreciation expense was $0.1 million and $0.3 million for the three and nine months ended September 30, 2022 and $0.2 million and $0.4 million for the three and nine months ended September 30, 2021, respectively.

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

(Information as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021 is unaudited)
Prepaid Expenses and Other Assets, noncurrent
Prepaid expenses and other assets, noncurrent consist of the following (in thousands):

	As of September 30,	As of December 31,
	2022	2021
Prepaid expenses	$1,993	$3,324
Investment in affiliate	5,474	—
Other assets	136	367
Total prepaid expenses and other assets, noncurrent	$7,603	$3,691
Prepaid expenses primarily consist of cloud platform costs. Investment in affiliate relates to warrants to purchase shares of common stock of a current Data Revenue Partner. Refer to Note 3 “Revenue” for additional information.
Leases
The Company currently leases real estate space under non-cancelable operating lease agreements for its corporate headquarters in San Francisco, San Mateo and San Diego, California and Chicago, Illinois. The operating leases have remaining lease terms of up to 2 years, some of which include the option to extend the lease.
The Company has recognized a right-of-use (ROU) asset, short term and long-term lease liabilities of $1.5 million, $1.3 million, and $0.2 million in “Right-of-use-asset,” “Accrued expenses and other liabilities,” and “Other noncurrent liabilities,” respectively, on the Company’s condensed consolidated balance sheet as of September 30, 2022.
The Company has recognized operating ROU assets, short term and long-term lease liabilities of $1.6 million, $1.6 million, and $0.3 million in “Right-of-use-asset,” “Accrued expenses and other liabilities,” and “Other noncurrent liabilities,” respectively, on the Company’s condensed consolidated balance sheet as of December 31, 2021.
The Company did not have any finance leases as of September 30, 2022 or December 31, 2021.

Operating lease costs were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease cost (1)	$602	$367	$1,796	$1,076
(1)    Amounts include short-term leases, which are immaterial.
The weighted-average remaining term of the Company’s operating leases was 1.0 years and 1.3 years as of September 30, 2022 and December 31, 2021, respectively, and the weighted-average discount rate used to measure the present value of the operating lease liabilities was 5.0% and 4.8%, respectively.

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

(Information as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021 is unaudited)
Maturities of the Company’s operating lease liabilities, which do not include short-term leases, as of September 30, 2022 were as follows (in thousands):

Operating leases
Remainder of 2022	$548
2023	931
2024	61
Total future minimum lease payments	1,540
Less imputed interest	(38)
Total operating lease liability	$1,502
Payments for operating leases included in cash from operating activities were $0.6 million and $1.8 million for the three and nine months ended September 30, 2022 and $0.4 million and $1.1 million for the three and nine months ended September 30, 2021, respectively.
Intangible Assets, net
Intangible assets, net consists of the following (in thousands):

	As of September 30,	As of December 31,
	2022	2021
Intellectual property	$225	$225
Licenses	237	237
Trade name	23,380	3,380
Technology	22,685	4,285
Customer relationships	15,290	990
Internal use software	701	—
Total intangible assets, gross	62,518	9,117
Less: accumulated amortization	(7,584)	(1,131)
Total intangible assets, net	$54,934	$7,986
Amortization expense was $2.2 million and $6.5 million for the three and nine months ended September 30, 2022. $0.1 million of amortization expense was recorded for the three and nine months ended September 30, 2021.
As of September 30, 2022, estimated remaining amortization expense for intangible assets by fiscal year is as follows (in thousands):

Amount
Remainder of 2022	$2,236
2023	8,944
2024	8,944
2025	8,864
2026	8,442
Beyond	17,504
Total future amortization expense	$54,934

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

(Information as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021 is unaudited)

The weighted-average remaining useful lives of the Company’s acquired intangible assets are as follows:

Weighted-Average Remaining Useful Life
	As of September 30,	As of December 31,
	2022	2021
Trade name	9.2 years	9.7 years
Technology	4.2 years	4.5 years
Customer relationships	7.4 years	9.7 years
The detail of intangible assets, net is as follows (in thousands):

	As of September 30, 2022
	Intellectual property	Licenses	Trade name	Technology	Customer relationships	Internal use software	Total
Total intangible assets	$225	$237	$23,380	$22,685	$15,290	$701	$62,518
Less accumulated amortization	(225)	(237)	(1,839)	(3,839)	(1,424)	(20)	(7,584)
Total intangible assets, net	$—	$—	$21,541	$18,846	$13,866	$681	$54,934

	As of December 31, 2021
	Intellectual property	Licenses	Trade name	Technology	Customer relationships	Total
Total intangible assets	$225	$237	$3,380	$4,285	$990	$9,117
Less accumulated amortization	(225)	(237)	(113)	(523)	(33)	(1,131)
Total intangible assets, net	$—	$—	$3,267	$3,762	$957	$7,986

Goodwill
Goodwill consists of the following (in thousands):

Balance as of December 31, 2021	$31,127
Acquisitions	102,493
Balance as of September 30, 2022	$133,620
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following (in thousands):

	As of September 30,	As of December 31,
	2022	2021
Accrued vendor expenses	$14,698	$7,478
Accrued compensation	3,871	1,324
Customer related promotions and discounts	3,413	—
Operating lease liability	1,313	1,574
Other current liabilities	3,863	171
Total accrued expenses and other liabilities	$27,158	$10,547

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

(Information as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021 is unaudited)
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
As of September 30, 2022 the total escrow liability remaining was $13.1 million and is included within current liabilities. No escrow liability was recorded as of December 31, 2021.
Other Noncurrent Liabilities
Other noncurrent liabilities consist of the following (in thousands):

	As of September 30,	As of December 31,
	2022	2021
Deposit liabilities	$256	$916
Other noncurrent liabilities	1,053	—
Operating lease liability	189	289
Total other noncurrent liabilities	$1,498	$1,205
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
Certain conversion and redemption features of the July 2021 Convertible Notes were determined to not be clearly and closely associated with the risk of the debt-type host instrument and were required to be separately accounted for as derivative financial instruments. The Company bifurcated these embedded conversion and redemption (“embedded derivatives”) features and classified these as liabilities measured at fair value. The fair value of the derivative liability of $0.7 million was recorded separate from the July 2021 Convertible Notes with an offsetting amount recorded as a debt discount. The debt discount is amortized over the estimated life of the debt using the straight-line method, as the value attributable to the July 2021 Convertible Notes was zero upon issuance.
As of September 30, 2022 the unamortized amount and net carrying value of the July 2021 Convertible Notes is $1.6 million and $0.5 million, respectively. The amount by which July 2021 Convertible Notes if-converted value does not exceed its principal is $(0.4) million as of September 30, 2022.

As of December 31, 2021 the unamortized amount and net carrying value of the July 2021 Convertible Notes is $1.9 million and $0.2 million, respectively. The amount by which July 2021 Convertible Notes if-converted value exceeds its principal is $1.6 million as of December 31, 2021.

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

(Information as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021 is unaudited)
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
The Company recognized a total of $0.1 million and $0.3 million in non-cash interest expense related to the July 2021 Convertible Notes for the three and nine months ended September 30, 2022, respectively.
The Company has also issued convertible notes, September 2021 Convertible Notes, in connection with an acquisition. Refer to Note 7 “Business Combinations” for further details.
Convertible notes, current and noncurrent consist of the following (in thousands):

	As of September 30,	As of December 31,
	2022	2021
Convertible notes, current:
September 2021 Convertible Notes	$3,405	$4,160
Revesting Notes	49	62
Convertible notes, noncurrent:
July 2021 Convertible Notes	529	213
September 2021 Convertible Notes	3,356	7,947
Revesting Notes	24	124
Total convertible notes	$7,363	$12,506

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

(Information as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021 is unaudited)
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
Upon the issuance of the convertible notes, the Company recorded a derivative liability of $0.7 million at fair value using inputs classified as Level 3 in the fair value hierarchy. As of September 30, 2022, the fair value of the derivative liability was $0.2 million. Refer to Note 6 “Fair Value Measurements” for further details.
11.    Commitments and Contingencies
Purchase Commitments
The Company has certain commitments from outstanding purchase orders primarily related to technology support, facilities, marketing and branding and professional services. These agreements, which total $17.1 million as of September 30, 2022 and $11.0 million as of December 31, 2021, are cancellable at any time with the Company required to pay all costs incurred through the cancellation date.
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

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

(Information as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021 is unaudited)
Litigation
On March 12, 2019, a former alleged competitor of Tile, Cellwitch, Inc, filed a patent infringement claim against the Company in the US District Court, Northern District of California (“Court”), seeking permanent injunction and damages. On May 2, 2019, the Company filed a motion to dismiss the case. The plaintiff amended its complaint on May 16, 2019, and the Company filed a renewed motion to dismiss the amended complaint on May 30, 2019. On November 21, 2019, the Court issued an order denying Tile’s motion to dismiss the case but finding the underlying patent to be directed to an abstract idea. On December 18, 2019, Tile filed an inter partes review petition with the Patent Trial and Appeal Board (“PTAB”) challenging the validity of the patent. On May 13, 2021, the PTAB issued a Final Written Decision on Tile’s inter partes review petition (the “Final Written Decision”), which both parties appealed. The Final Written Decision was affirmed by the U.S. Court of Appeals for the Federal Circuit on May 13, 2022. The case is currently in the Court with discovery stayed while a motion for reconsideration of Tile's original motion to dismiss is pending.
Separately, another alleged former competitor of Tile, Linquet Technologies, sued Tile in the Court for patent infringement on July 27, 2020, seeking permanent injunction and damages. On November 17, 2021, the PTAB granted Tile’s petition for inter partes review as to all claims of the Linquet patent which is currently pending. On July 18, 2022, the Court granted Tile’s motion to dismiss the underlying case in its entirety without leave to amend, after which Linquet filed a notice of appeal, which was subsequently voluntarily dismissed by Linquet.
The Company is unable to predict the outcome of the above matters or estimate the range of possible loss, if any. Although the proceedings are subject to uncertainties inherent in the litigation process and the ultimate disposition of these proceedings is not presently determinable, the Company intends to vigorously defend the matters.
12.    Common Stock
As of September 30, 2022 and December 31, 2021, the Company was authorized to issue up to 100,000,000 shares of par value $0.001 per share common stock.
As of September 30, 2022 and December 31, 2021, the Company had 108,592 shares of common stock subject to the Company’s right to repurchase.
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
The Company has reserved shares of common stock, on an as if converted basis, for issuance as follows:

	As of September 30,	As of December 31,
	2022	2021
Issuances under stock incentive plan	8,249,031	6,972,376
Issuances upon exercise of common stock warrants	137,658	272,001
Issuances upon vesting of restricted stock units	6,422,809	2,523,122
Issuances of convertible notes	516,758	686,926
Shares reserved for shares available to be granted but not granted yet	995,072	4,071,403
	16,321,328	14,525,828
13.    Warrants
As of September 30, 2022 and December 31, 2021, the Company had outstanding warrants to purchase 137,658 and 272,001 shares of Company common stock, respectively with exercise prices ranging from $0.01 to $11.96 and expiry dates ranging from 2022 to 2028. Refer to Note 9 “Convertible Notes” for further details.

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

(Information as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021 is unaudited)
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
The following summary of stock option activity for the periods presented is as follows:

	Number of Shares Underlying Outstanding Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Balance as of December 31, 2021	6,972,376	$5.61	6.71	$108,426
Options granted	1,908,934	11.93
Options exercised	(393,378)	5.00
Options cancelled/forfeited	(238,901)	7.26
Balance as of September 30, 2022	8,249,031	7.05	5.84	29,859
Exercisable as of September 30, 2022	5,357,424	$4.81	5.68	$26,823
As of September 30, 2022, the Company had 27,294,447 shares authorized for issuance and 995,072 shares available for issuance under the Plan. Stock options granted during the nine months ended September 30, 2022 had a weighted average grant date fair value of $8.33 per share.
The intrinsic values of outstanding, vested, and exercisable options were determined by multiplying the number of shares by the difference in exercise price of the options and the fair value of the common stock as of September 30, 2022 of $9.51 per share, respectively. The intrinsic value of the options exercised represents the difference between the exercise price and the fair market value on the date of exercise.

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

(Information as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021 is unaudited)
The following summary of Restricted Stock Units (RSU) activity for the periods presented is as follows:

	Number of Shares	Weighted average grant date fair value
Balance as of December 31, 2021	2,523,122	$11.53
RSU granted	6,351,009	11.76
RSU vested and settled	(810,008)	9.43
RSU cancelled/forfeited	(1,641,314)	13.78
Balance as of September 30, 2022	6,422,809	$11.40
The number of RSUs vested and settled includes shares of common stock that the Company withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements.
Stock Options Granted to Employees
The fair value of the employee stock options granted is estimated using the Black-Scholes option-pricing model, based on the following assumptions:

	Nine Months Ended September 30,	Year Ended December 31,
	2022	2021
Expected terms (in years)	3.87	4.24
Expected volatility	65%	49%
Risk-free interest rate	2.22%	0.68%
Expected dividend rate	0%	0%
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

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

(Information as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021 is unaudited)
Equity Awards Issued in Connection with Business Combinations
Jio, Inc.
In connection with the Jiobit transaction in September 2021, the Company issued 91,217 shares of restricted common stock with an aggregate fair value of $1.9 million to be recognized as post combination stock-based compensation ratably with continuous employment of certain employees over a 3 year period.
As of September 30, 2022, there was $0.2 million of unrecognized compensation expense related to the restricted common stock which is expected to be recognized over the remaining weighted average life of 1.9 years. As of December 31, 2021, there was $1.7 million of unrecognized compensation expense related to this restricted common stock which is expected to be recognized over the remaining weighted average life of 2.7 years.
Additionally, the Company granted 43,083 service-based stock options under the Plan to certain Jiobit employees with an aggregate fair value of $0.5 million which vests ratably over the requisite service period. As of September 30, 2022, there was $0.2 million of unrecognized compensation expense related to unvested assumed stock options, which is expected to be recognized over the remaining weighted average life of 2.1 years. As of December 31, 2021, there was $0.5 million of unrecognized compensation expense related to unvested assumed stock options, which is expected to be recognized over the remaining weighted average life of 2.0 years.
Tile, Inc.
In connection with the Tile transaction in January 2022, the Company issued 1,499,349 shares of retention restricted stock units with an aggregate fair value of $29.6 million. Of the 1,499,349 shares of retention restricted stock units, 787,446 shares valued at $15.6 million contained performance vesting criteria based on the achievement of certain company milestones during the three months ended March 31, 2022, and vest over a two year period. As of March 31, 2022, the vesting criteria had not been met and all 787,446 restricted stock units were forfeited. The remaining 711,903 retention restricted stock units vest over a two to four year period. As of September 30, 2022, there was $6.9 million of unrecognized compensation expense related to the retention restricted stock units which is expected to be recognized over the remaining weighted average life of 1.7 years.
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
A total of 1,561 shares of common stock with an aggregate fair value of $30.0 thousand were issued to a key employee the vesting of which is subject to continued employment over a 30-month period. As of September 30, 2022, there was $81.1 thousand of unrecognized compensation expense related to unvested restricted stock units which is expected to be recognized over the remaining 1.8 years.
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

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

(Information as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021 is unaudited)
Stock-Based Compensation
Stock-based compensation expense was allocated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenue
Subscription costs	$117	$97	$553	$301
Hardware costs	127	—	409	—
Other costs	67	16	170	52
Total cost of revenue	$311	$113	$1,132	$353
Research and development	4,222	2,164	13,133	5,448
Sales and marketing	935	174	3,106	464
General and administrative	2,495	809	7,116	2,135
Total stock-based compensation expense	$7,963	$3,260	$24,487	$8,400
As of September 30, 2022, there was total unrecognized compensation cost for outstanding stock options of $10.9 million to be recognized over a period of approximately 3.0 years. As of December 31, 2021, there was total unrecognized compensation cost for outstanding stock options of $7.0 million to be recognized over a period of approximately 2.6 years.
As of September 30, 2022, there was unrecognized compensation cost for outstanding restricted stock units of $51.9 million to be recognized over a period of approximately 2.7 years. As of December 31, 2021, there was unrecognized compensation cost for outstanding restricted stock units of $26.6 million to be recognized over a period of approximately 3.2 years.
There were no capitalized stock-based compensation costs or recognized stock-based compensation tax benefits during the year ended December 31, 2021 or the three and nine months ended September 30, 2022.
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
The Company recorded a provision (benefit) for incomes taxes of $73.0 thousand and $84.0 thousand for the three and nine months ended September 30, 2022, respectively. In accordance with ASC 805, a change in the acquirer’s valuation allowance that stems from a business combination should be recognized as an element of the acquirer’s income tax expense or benefit in the period of acquisition. Accordingly, in the three and nine months ended September 30, 2022, the Company recorded a provisional $0 and $96.0 thousand partial release of its valuation allowance and a corresponding income tax benefit stemming from the Tile acquisition, respectively. The benefit was offset by a $180.0 thousand income tax expense for state and foreign income taxes.

The Company recorded a provision (benefit) for incomes taxes of $(144.4) thousand for the three and nine months ended September 30, 2021, respectively. In accordance with ASC 805, a change in the acquirer’s valuation allowance that stems from a business combination should be recognized as an element of the acquirer’s income tax expense or benefit in the period of acquisition. Accordingly, in the three and nine months ended September 30, 2021, the Company recorded a provisional $211.2 thousand partial release of its valuation allowance and a corresponding income tax benefit stemming from the Jiobit acquisition, respectively. The benefit was offset by a $66.8 thousand income tax expense for state and foreign income taxes.

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

(Information as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021 is unaudited)
On August 16, 2022, the Inflation Reduction Act of 2022 (IRA) was signed into law and is effective for taxable years beginning after December 31, 2022. The IRA includes multiple incentives to promote clean energy with tax provisions primarily focused on implementing a 15% minimum tax on global adjusted financial statement income and a 1% excise tax on share repurchases. These measures may affect our condensed consolidated financial statements and we will continue to evaluate the applicability and effect of the IRA as more guidance is issued.
16.    Related-Party Transactions
The Company has entered into secondary financing transactions and other transactions with certain executive officers and Board members of the Company. A summary of the transactions is detailed below:
Notes Due From Affiliates (Contra Equity)
In February 2016, the Company issued an aggregate of $0.6 million in secured partial recourse promissory notes (“partially secured loan”) to the Chief Executive Officer, Non-Executive Director (Previously President), Chief Operating Officer and another executive of the Company.
The Company accounted for the 2016 partially secured loan as consideration received for the exercise of the related equity award, because even after the original options are exercised or the shares are purchased, an employee could decide not to repay the loan if the value of the shares declines below the outstanding loan amount and could instead choose to return the shares in satisfaction of the loan. The result would be similar to an employee electing not to exercise an option whose exercise price exceeds the current share price. When shares are exchanged for a partially secured loan, the principal and interest are viewed as part of the exercise price of the “option” and no interest income is recognized. Additionally, compensation cost is recognized over any requisite service period, with an offsetting credit to additional paid-in capital. Periodic principal and interest payments, if any, are treated as deposit liabilities until the note is paid off, at which time, the note balance is settled and the deposit liability balance is transferred to additional paid-in capital. During the three months ended June 30, 2022, the Company received proceeds from the repayment of the partially secured loans of $0.6 million. As of September 30, 2022 and December 31, 2021, the Company had deposit liability balances of $0.3 million and $0.7 million, respectively, in connection with the 2016 partially secured loan and other early exercises of equity awards. Principal amounts due under the 2016 partially secured loan are included in Notes Due From Affiliates as a reduction in stockholders’ equity on the condensed consolidated balance sheets.
Other Related Party Transactions

Non-executive director, James Synge, is a Principal and Partner of Carthona Capital. During the year ended December 31, 2021, the Company entered into a consultancy agreement with Carthona Capital. Under this agreement, Carthona Capital agreed to provide consultancy services to the Company in relation to capital raising matters. During the three months ended March 31, 2022, Mr. Synge received consideration of $0.1 million.

Annika Hulls is the spouse of the CEO and Executive Director, Chris Hulls. During the three months ended March 31, 2022, a cash payment of $6.5 thousand was paid to Annika Hulls for services relating to a marketing campaign.
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

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

(Information as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021 is unaudited)
18.    Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(21,119)	$(8,014)	$(79,326)	$(18,670)
Weighted-average shares used in computing net loss per share, basic and diluted	62,174	51,217	61,754	50,608
Net loss per share, basic and diluted	$(0.34)	$(0.16)	$(1.28)	$(0.37)
The potential shares of common stock that were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive are as follows:

	As of September 30,	As of December 31,
	2022	2021
Issuances under stock incentive plan	8,249,031	6,972,376
Issuances upon exercise of common stock warrants	137,658	272,001
Issuances upon vesting of restricted stock units	6,422,809	2,523,122
Issuances of convertible notes	516,758	686,926
Shares reserved for shares available to be granted but not granted yet	995,072	4,071,403
	16,321,328	14,525,828

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
For the three months ended September 30, 2022 and 2021, Life360 generated:
•Total revenues of $57.2 million and $29.7 million, respectively, representing year-over-year growth of 92%;
•Subscription revenues of $39.0 million and $23.1 million, respectively, representing year-over-year growth of 69%;
•Hardware revenues of $11.7 million and $0 million, respectively, representing year-over-year growth of 100%;
•Other revenues of $6.5 million and $6.5 million, respectively, representing consistent revenues year-over-year;
•Gross profit of $39.2 million and $24.3 million, respectively, representing year-over-year growth of 61%;
•Net loss of $21.1 million and $8.0 million, respectively; and
•Adjusted EBITDA loss of $9.4 million and $3.7 million, respectively. For a reconciliation of Adjusted EBITDA to net loss, the most directly comparable GAAP measure, see “Non-GAAP Financial Measures.”
For the nine months ended September 30, 2022 and 2021, Life360 generated:
•Total revenues of $157.0 million and $77.7 million, respectively, representing year-over-year growth of 102%;
•Subscription revenues of $107.9 million and $59.5 million, respectively, representing year-over-year growth of 81%;
•Hardware revenues of $28.3 million and $0 million, respectively, representing year-over-year growth of 100%;
•Other revenues of $20.8 million and $18.2 million, respectively, representing year-over-year growth of 14%;
•Gross profit of $103.6 million and $63.1 million, respectively, representing year-over-year growth of 64%;
•Net loss of $79.3 million and $18.7 million, respectively; and
•Adjusted EBITDA loss of $41.7 million and $8.5 million, respectively. For a reconciliation of Adjusted EBITDA to net loss, the most directly comparable GAAP measure, see “Non-GAAP Financial Measures.”

Impact of COVID-19
The COVID-19 pandemic had an initial impact on our operations and financial performance, as we saw decreased engagement and member growth in the early phase of the pandemic. To adapt to the COVID-19 impact, the Company paused the majority of paid user acquisition spend and implemented other expense management initiatives. Once past the immediate early phase of COVID-19, we saw a resumption of rapid growth and we experienced two successive quarters of record Paying Circle additions in the second half of 2021. The extent of the impact of the COVID-19 pandemic on our operational and financial performance going forward will depend on future developments, including the duration and spread of the outbreak, new information about additional variants, the availability and efficacy of vaccine distributions, additional or renewed actions by government authorities and private businesses to contain the pandemic or respond to its impact and altered consumer behavior, the pace of reopening, impact on our customers and our sales cycles, impact on our business operations, impact on our customer, employee or industry events, and effect on our vendors and other business partners, all of which are uncertain and cannot be predicted. Any such developments may have adverse impacts on global economic conditions, including disruptions of the supply chain globally, labor shortages and consumer confidence and spending, and could materially adversely affect demand, or subscribers’ ability to pay, for our products and services. We considered the impact of COVID-19 on the assumptions and estimates used and determined there were no material adverse impacts on our condensed consolidated financial statements for the nine months ended September 30, 2022. As events related to COVID-19 continue to evolve, our assumptions and estimates may change materially in future periods.

Impact of the Russian Invasion of Ukraine
The credit and financial markets have experienced extreme volatility and disruptions due to the current conflict between Ukraine and Russia. The conflict is expected to have further global economic consequences, including but not limited to the possibility of severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in inflation rates and uncertainty about economic and political stability. In addition, the United States and other countries have imposed sanctions on Russia which increases the risk that Russia, as a retaliatory action, may launch cyberattacks against the United States, its government, infrastructure and businesses. Consequences of the conflict, including the aforementioned and those we cannot yet predict, may cause our business, financial condition, results of operations and the price of our shares of common stock to be adversely affected. We considered the impact of the Russian invasion of Ukraine on the assumptions and estimates used and determined there were no material adverse impacts on our condensed consolidated financial statements for the nine months ended September 30, 2022. As events related to the Russian invasion of Ukraine continue to evolve, our assumptions and estimates may change materially in future periods.
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
Ability to Retain Trusted Brand. We strongly believe in our vision to become the indispensable safety membership for families, with a suite of safety services that span every life stage of the family. Our business model and future success are dependent on the value and reputation of the Life360, Jiobit and Tile brands. Our brand is trusted by approximately 47 million members as of September 30, 2022, and because we know the value of trust is immeasurable, we will continue to work tirelessly to ensure that we provide useful, reliable, trustworthy and innovative products and services.
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
Attracting and Retaining Talent. We compete for talent in the technology industry. Our business relies on the ability to attract and retain talent, including engineers, data scientists, designers and software developers. As of September 30, 2022, we had approximately 600 employees and contractors. Our core values are aimed at simplifying safety for families and we believe there are people who want to work at a values-driven company like Life360. We believe that our ability to recruit talent is aided by our reputation.
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
International Expansion. Our international active member base of 17.7 million increased 52% for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. We believe our global opportunity is significant, and to address this opportunity, we intend to continue to invest in sales and marketing efforts and infrastructure and personnel to support our international expansion, including undertaking initiatives such as the first international launch of our subscription offering in Canada during the three months ended December 31, 2021. Our growth will depend in part on the adoption and sales of our products and services in international markets.

Key Performance Indicators
We review several operating metrics, including the following key performance indicators, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. We believe these key performance indicators are useful to investors because they allow for greater transparency with respect to key metrics used by management in its financial and operational decision-making, and they may be used by investors to help analyze the health of our business. Key operating metrics are presented in millions, except ARPPC, Average Revenue per Paying Subscription (“ARPPS”) and Average Selling Price (“ASP”), however percentage changes are calculated based on actual results. As a result, percentage changes may not recalculate based on figures presented due to rounding.
Key Operating Metrics

	As of September 30,
	2022	2021	% Change
	(in millions, except ARPPC, ARPPS and ASP)
AMR*	$184.0	$120.6	53%
Members	47.0	33.8	39%
Paying Circles	1.5	1.1	36%
ARPPC	$91.84	$85.78	7%
Subscriptions*	2.1	1.6	30%
ARPPS*	$77.00	$71.65	7%
Net hardware units shipped*	0.7	1.0	(27)%
ASP*	$15.63	$13.58	15%

*Metrics presented for the period ended September 30, 2021 are pro forma and include pre-acquisition data related to periods before the acquisitions of Jiobit, Inc. on September 1, 2021 and Tile, Inc. on January 5, 2022.

Annualized Monthly Revenue
We use Annualized Monthly Revenue (“AMR”) to identify the annualized monthly value of active customer agreements at the end of a reporting period. AMR includes the annualized monthly value of subscription, data and partnership agreements. All components of these agreements that are not expected to recur are excluded. AMR as of September 30, 2022 and 2021 was $184.0 million and $120.6 million, respectively.

Members
We have a large and growing member base located in over 150 countries as of September 30, 2022, comprised primarily of safety-conscious families who have a high propensity to pay for premium offerings. A Life360 monthly active user (“MAU”) is defined as a unique user who engages with our Life360 branded services each month, which includes both paying and non-paying members. As of September 30, 2022 and 2021, we had approximately 47 million and approximately 34 million MAUs on the Life360 Platform, respectively, representing a year-over-year increase of 39% and a compounded annual growth rate (“CAGR”) of 21% from September 2019 to September 2022. This has been driven by continued strong organic member growth and the introduction of paid member acquisition.
Paying Circles
Each subscription covers all members in the payor’s Circle so that everyone in the Circle can utilize the benefits of a Life360 Premium Membership, including access to premium location, driving, digital and emergency safety insights and services.
As of September 30, 2022 and 2021, we had approximately 1.52 million and 1.12 million paid subscribers to services under our Life360 brand, respectively, representing an increase of 36% year-over-year and a CAGR of 25% from September 2019 to September 2022.

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

Conversion
New Paying Circles are primarily sourced from the conversion of existing free members, which typically occurs when they are seeking greater utility or features from the Life360 Platform, beyond our free offering. This characteristic of Life360 member behavior highlights how members are “pulled” rather than “pushed” towards the Life360 Paying Circle. Net growth in Paying Circles is also affected by our ability to retain existing Paying Circles. We have maintained high retention over time while also increasing our conversion rates as a result of new features and functionality, a theme we believe will only strengthen over time as the Life360 Service expands its product suite for Paying Circles. Our paid conversion reflects subscribers converting to paid subscriptions within the first month following their initial registration with the Life360 Platform. The decline in conversion to 1.9% during the three months ended September 30, 2022 is largely driven by the increase in subscription prices for new subscribers.

Average Revenue per Paying Circle
We define ARPPC as Life360 subscription revenue for the period presented divided by the Average Paying Circles during the same period. Average Paying Circles are calculated based on adding the number of Paying Circles as of the beginning of the period to the number of Paying Circles as of the end of the period, and then dividing by two.
As a result of an increase in Paying Circles combined with an increased mix of sales towards higher-priced subscription plans, we experienced a 7% increase in our ARPPC for the three months ended September 30, 2022 compared to the three months ended September 30, 2021.
ARPPC is a key indicator utilized by Life360 to determine the effective penetration of our tiered product offering for Paying Circles. The implementation of various tiers of paying account offerings (i.e., Silver, Gold and Platinum in 2020) and the increase in pricing for new Paying Circles in August 2022 has led to subscribers signing up for higher price products over time, increasing ARPPC. We believe these dynamics illustrate the potential upside in our key strategic focus of expanding the offering to international Paying Circles.

Subscriptions
We define Subscriptions as the number of paying subscribers as of the end of the period.

Average Revenue per Paying Subscription
We define ARPPS as total subscription revenue for the period presented divided by the average number of paying subscribers during the same period. The average number of paying subscribers is calculated by adding the number of paying subscribers as of the beginning of the period to the number of paying subscribers as of the end of the period, and then dividing by two. ARPPS for the three months ended September 30, 2022 and 2021 was $77.00 and $71.65, respectively, representing an increase of $5.35, or 7%.

ARPPS has increased year over year as a result of the percentage of subscribers who select higher priced subscriptions, including Life360 membership tiers, has increased over time.
Net Hardware Units Shipped
Net hardware units shipped represents the number of tracking devices sold during a period, net of returns by our retail partners and directly to consumers. Selling units contributes to hardware revenue and ultimately increases the number of users eligible for a Tile or Jiobit subscription. We can increase the number of units sold through marketing and promotional activities. For the three months ended September 30, 2022, Life360 sold approximately 0.7 million units, down approximately 27% as compared to the 1.0 million units sold during the three months ended September 30, 2021, reflecting the backdrop of weaker consumer electronics category demand.
Net Average Sales Price
To determine the net ASP of a unit, we divide hardware revenue by the number of net hardware units shipped (“ASP”). ASP is largely driven by the price we charge customers, including the price we charge our retail partners and directly to consumers. For the three months ended September 30, 2022, the net ASP of a unit was $15.63, an increase of 15% compared to the three months ended September 30, 2021 reflecting an improved product mix.
Non-GAAP Financial Measures
We collect and analyze operating and financial data to evaluate the health of our business, allocate our resources and assess our performance.

EBITDA and Adjusted EBITDA
In addition to total revenue, Net Loss and other results under GAAP, we utilize non-GAAP calculations of earnings before interest, taxes, depreciation and amortization (“EBITDA”) and adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”). EBITDA is defined as Net Loss, excluding (i) convertible notes and derivative liability fair value adjustments, (ii) provision (benefit) for income taxes, (iii) depreciation and amortization and (iv) other income (expense). Adjusted EBITDA is defined as Net Loss, excluding (i) convertible notes and derivative liability fair value adjustments, (ii) provision (benefit) for income taxes, (iii) depreciation and amortization, (iv) other income (expense), (v) stock-based compensation, (vi) costs related to filing our Registration Statement on Form 10 filed with the Securities and Exchange Commission on April 26, 2022, as amended by Amendment No. 1 filed on June 13, 2022 and Amendment No. 2 filed on July 5, 2022, and effective as of June 27, 2022 (“Form 10”), (vii) acquisition and integration costs, and (viii) gain on revaluation of contingent consideration.
The above items are excluded from EBITDA and Adjusted EBITDA because these items are non-cash in nature, or because the amount and timing of these items are unpredictable, are not driven by core results of operations and render comparisons with prior periods and competitors less meaningful. We believe EBITDA and Adjusted EBITDA provide useful information to investors and others in understanding and evaluating our results of operations, as well as providing useful measures for period-to-period comparisons of our business performance. Moreover, we have included EBITDA and Adjusted EBITDA in this Quarterly Report on Form 10-Q because they are key measurements used by our management team internally to make operating decisions, including those related to operating expenses, evaluate performance, and perform strategic planning and annual budgeting. However, these non-GAAP financial measures are presented for supplemental informational purposes only, should not be considered a substitute for or superior to financial information presented in accordance with GAAP, and may be different from similarly titled non-GAAP financial measures used by other companies. As such, you should consider these non-GAAP financial measures in addition to other financial performance measures presented in accordance with GAAP, including various cash flow metrics, Net Loss and our other GAAP results.

The following table presents a reconciliation of Net Loss, the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
EBITDA
Net Loss	$(21,119)	$(8,014)	$(79,326)	$(18,670)
Add (deduct):
Convertible notes fair value adjustment	232	—	(1,875)	—
Derivative liability fair value adjustment (1)	145	412	(1,183)	412
Provision (benefit) for income taxes	73	(144)	84	(144)
Depreciation and amortization (2)	2,329	235	6,831	459
Other (income) expense, net	(455)	(2)	601	(5)
EBITDA	$(18,795)	$(7,513)	$(74,868)	$(17,948)
Stock-based compensation	7,963	3,260	24,487	8,400
Form 10 related costs	705	—	2,843	—
Acquisition and integration costs	703	562	11,097	1,061
Gain on revaluation of contingent consideration	—	—	(5,279)	—
Adjusted EBITDA	$(9,424)	$(3,691)	$(41,720)	$(8,487)
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

Results of Operations
The following tables set forth our condensed consolidated statement of operations and comprehensive loss for the three and nine months ended September 30, 2022 and 2021. We have derived this data from our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. This information should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. The results of historical periods are not necessarily indicative of the results of operations for any future period.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
	(in thousands)			(in thousands)
Subscription revenue	$38,991	$23,110	69%	$107,884	$59,479	81%
Hardware revenue	11,676	38	30,626%	28,314	38	74,411%
Other revenue	6,486	6,549	(1)%	20,769	18,181	14%
Total revenue	57,153	29,697	92%	156,967	77,698	102%
Cost of subscription revenue	7,768	4,374	78%	22,742	11,894	91%
Cost of hardware revenue	9,327	82	11,274%	27,906	82	33,932%
Cost of other revenue	818	932	(12)%	2,673	2,661	—%
Total cost of revenue	17,913	5,388	232%	53,321	14,637	264%
Gross Profit	39,240	24,309	61%	103,646	63,061	64%
Operating expenses(1):
Research and development	24,569	13,113	87%	77,337	35,821	116%
Sales and marketing	24,228	13,360	81%	70,365	32,156	119%
General and administrative	11,567	5,584	107%	37,643	13,491	179%
Total operating expenses	60,364	32,057	88%	185,345	81,468	128%
Loss from operations	(21,124)	(7,748)	173%	(81,699)	(18,407)	344%
Other income (expense):
Convertible notes fair value adjustment	(232)	—	100%	1,875	—	100%
Derivative liability fair value adjustment	(145)	(412)	(65)%	1,183	(412)	(387)%
Other income (expense), net	455	2	22,650%	(601)	5	(12,120)%
Total other income (expense), net	78	(410)	(119)%	2,457	(407)	(704)%
Loss before income taxes	(21,046)	(8,158)	158%	(79,242)	(18,814)	321%
Provision (benefit) for income taxes	73	(144)	(151)%	84	(144)	(158)%
Net Loss	$(21,119)	$(8,014)	164%	$(79,326)	$(18,670)	325%
Change in foreign currency translation adjustment	(29)	—	100%	(14)	—	100%
Total comprehensive loss	$(21,148)	$(8,014)	164%	$(79,340)	$(18,670)	325%
____________________
(1)Includes stock-based compensation as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
	(in thousands)			(in thousands)
Cost of revenue
Subscription costs	$117	$97	21%	$553	$301	84%
Hardware costs	127	—	100%	409	—	100%
Other costs	67	16	319%	170	52	227%
Total cost of revenue	$311	$113	175%	$1,132	$353	221%
Research and development	4,222	2,164	95%	13,133	5,448	141%
Sales and marketing	935	174	437%	3,106	464	569%
General and administrative	2,495	809	208%	7,116	2,135	233%
Total stock-based compensation expense	$7,963	$3,260	144%	$24,487	$8,400	192%
The following table sets forth our results of operations for each of the periods presented as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Subscription revenue	68%	78%	69%	77%
Hardware revenue	20%	—%	18%	—%
Other revenue	11%	22%	13%	23%
Total revenue	100%	100%	100%	100%
Cost of subscription revenue	14%	15%	14%	15%
Cost of hardware revenue	16%	—%	18%	—%
Cost of other revenue	1%	3%	2%	3%
Total cost of revenue	31%	18%	34%	19%
Gross Profit	69%	82%	66%	81%
Operating expenses:
Research and development	43%	44%	49%	46%
Sales and marketing	42%	45%	45%	41%
General and administrative	20%	19%	24%	17%
Total operating expenses	106%	108%	118%	105%
Loss from operations	(37)%	(26)%	(52)%	(24)%
Other income (expense):
Convertible notes fair value adjustment	—%	—%	1%	—%
Derivative liability fair value adjustment	—%	(1)%	1%	(1)%
Other income (expense), net	1%	—%	—%	—%
Total other income (expense), net	1%	(1)%	2%	(1)%
Loss before income taxes	(37)%	(27)%	(50)%	(24)%
Provision (benefit) for income taxes	—%	—%	—%	—%
Net Loss	(37)%	(27)%	(51)%	(24)%
Change in foreign currency translation adjustment	—%	—%	—%	—%
Total comprehensive loss	(37)%	(27)%	(51)%	(24)%

Comparison of the three and nine months ended September 30, 2022 and 2021.
Revenue

	Three Months Ended September 30,		Change
	2022	2021	$	%
	(in thousands)
Subscription revenue	$38,991	$23,110	$15,881	69%
Hardware revenue	11,676	38	11,638	30,626%
Other revenue	6,486	6,549	(63)	(1)%
Total revenue	$57,153	$29,697	$27,456	92%

Total revenue increased $27.5 million, or 92%, during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021.
Subscription revenue increased $15.9 million, or 69%, during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 primarily due to growth in Paying Circles and ARPPC as we continue to invest in a variety of customer programs and initiatives, which, along with expanded customer use cases, have helped increase our subscription revenue over time. In addition, the increase was also attributable to the inclusion of Tile and Jiobit subscription services of $5.3 million.

Hardware revenue increased $11.6 million, or 30,626%, during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 due to the inclusion of hardware sales related to Tile and Jiobit hardware devices.
Other revenue decreased $0.1 million, or 1%, during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, due to the Company’s move to a single data arrangement.

	Nine Months Ended September 30,		Change
	2022	2021	$	%
	(in thousands)
Subscription revenue	$107,884	$59,479	$48,405	81%
Hardware revenue	28,314	38	28,276	74,411%
Other revenue	20,769	18,181	2,588	14%
Total revenue	$156,967	$77,698	$79,269	102%

Total revenue increased $79.3 million, or 102%, during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021.
Subscription revenue increased $48.4 million, or 81%, during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 primarily due to growth in Paying Circles and ARPPC as we continue to invest in a variety of customer programs and initiatives, which, along with expanded customer use cases, have helped increase our subscription revenue over time. In addition, the increase was also attributable to the inclusion of Tile and Jiobit subscription services of $15.9 million.

Hardware revenue increased $28.3 million, or 74,411%, during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 due to the inclusion of hardware sales related to Tile and Jiobit hardware devices.
Other revenue increased $2.6 million, or 14%, during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, primarily due to the Company’s move to a single data arrangement and transition period term overlap with legacy agreements.

Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended September 30,		Change
	2022	2021	$	%
	(in thousands)
Subscription costs	$7,768	$4,374	$3,394	78%
Hardware costs	9,327	82	9,245	11,274%
Other costs	818	932	(114)	(12)%
Total cost of revenue	17,913	5,388	12,525
Gross profit	$39,240	$24,309	$14,931
Gross margin:
Subscription	80%	81%
Hardware	20%	(116)%
Other	87%	86%
Cost of subscription revenue increased by $3.4 million, or 78%, during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, primarily due to $1.2 million in technology expenses due to the inclusion of costs related to cloud infrastructure associated with the Tile and Jiobit subscription offerings, an increase of $1.3 million in membership offerings due to an increase in direct costs related to product offerings, an increase of $0.2 million due to an increase in professional and consulting fees, and an increase of $0.2 million related to depreciation and amortization associated with the Tile and Jiobit acquisitions. The remaining increase of $0.5 million is attributable to other technology related expenses associated with Company growth.
Subscription margin decreased slightly to 80% during the three months ended September 30, 2022 from 81% during the three months ended September 30, 2021, primarily due to increased technology amortization costs related to the Tile and Jiobit acquisitions.
Cost of hardware revenue increased by $9.2 million, or 11,274%, during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, primarily due to the inclusion of hardware costs of approximately $6.5 million related to Tile and Jiobit hardware costs, an additional $0.4 million in technology expenses, an additional $0.9 million related to depreciation and amortization associated with the Tile and Jiobit acquisitions, and $1.1 million in additional personnel-related costs and stock-based compensation due to increased headcount. The remaining increase of $0.3 million is attributable to other expenses associated with Company growth.
Hardware margin increased to 20% during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 and was negatively impacted by the inclusion of the amortization expense recognized on acquired technology related to intangible assets as well as the inclusion of additional personnel-related costs and stock-based compensation due to increased headcount.
Other cost of revenue decreased by $0.1 million, or 12%, during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, due to a decrease of $0.1 million in technology expenses related to cloud infrastructure optimization.
Other margin increased to 87% during the three months ended September 30, 2022 from 86% during the three months ended September 30, 2021, primarily due to cloud infrastructure optimization.

	Nine Months Ended September 30,		Change
	2022	2021	$	%
	(in thousands)
Subscription costs	$22,742	$11,894	$10,848	91%
Hardware costs	27,906	82	27,824	33,932%
Other costs	2,673	2,661	12	—%
Total cost of revenue	53,321	14,637	38,684
Gross profit	$103,646	$63,061	$40,585
Gross margin:
Subscription	79%	80%
Hardware	1%	(116)%
Other	87%	85%
Cost of subscription revenue increased by $10.8 million, or 91%, during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, primarily due to $5.3 million in technology expenses due to the inclusion of costs related to cloud infrastructure associated with the Tile and Jiobit subscription offerings, an increase of $2.7 million in membership offerings due to an increase in direct costs related to product offerings, an increase of $0.7 million related to depreciation and amortization expense associated with the acquisition of Tile and Jiobit, an increase of $0.8 million in personnel and related costs and stock-based compensation due to increased headcount, and an increase of $0.3 million related to an increase in professional and consulting fees. The remaining increase of $1.0 million is attributable to other technology related expenses associated with Company growth.
Subscription margin decreased slightly to 79% during the nine months ended September 30, 2022 as compared to 80% during the nine months ended September 30, 2021, primarily due to increased technology amortization costs related to the Tile and Jiobit acquisitions.
Cost of hardware revenue increased by $27.8 million, or 33,932%, during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, primarily due to the inclusion of hardware costs of approximately $19.2 million related to Tile and Jiobit hardware costs, an additional $2.0 million in technology expenses, an additional $1.7 million related to depreciation and amortization, an additional $0.5 million in professional and other expenses, and an additional $3.4 million in personnel-related costs and stock-based compensation due to increased headcount. The remaining increase of $1.0 million is attributable to other cost of hardware revenue related expenses.
Hardware margin increased to 1% during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 and was negatively impacted by the inclusion of the amortization expense recognized on acquired technology related to intangible assets as well as the inclusion of additional personnel-related costs and stock-based compensation due to increased headcount.
Other cost of revenue increased by $12.0 thousand, or 0%, during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, primarily due to increased stock-based compensation costs.
Other margin increased to 87% during the nine months ended September 30, 2022 from 85% during the nine months ended September 30, 2021, primarily due to increased volume of activity and cloud infrastructure optimization.

Research and Development

	Three Months Ended September 30,		Change
	2022	2021	$	%
	(in thousands)
Research and development	$24,569	$13,113	$11,456	87%

Research and development expenses increased $11.5 million, or 87%, during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. The increase was primarily due to an increase of $8.5 million in personnel-related costs and stock based compensation due to headcount growth attributable to the Tile and Jiobit acquisitions, an increase of $0.8 million in professional and outside services due to higher contractor spend as a result of increased scaling of the combined business, an increase of $0.7 million in technology expenses due to higher costs primarily related to cloud and data server infrastructure, an increase of $0.6 million in costs associated with travel and entertainment in connection with team meetings, and a $0.9 million increase in facilities and other expenses to support headcount growth.

	Nine Months Ended September 30,		Change
	2022	2021	$	%
	(in thousands)
Research and development	$77,337	$35,821	$41,516	116%
Research and development expenses increased $41.5 million, or 116%, during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. The increase was primarily due to an increase of $29.8 million in personnel-related costs and stock based compensation due to headcount growth attributable to the Tile and Jiobit acquisitions, an increase of $5.0 million in professional and outside services due to higher contractor spend as a result of increased scaling of the combined business, an increase of $3.4 million in technology expenses due to higher costs primarily related to cloud and data server infrastructure, an increase of $1.3 million in costs associated with travel and entertainment in connection with team meetings, and a $2.0 million increase in facilities and other expenses to support headcount growth.
Sales and Marketing

	Three Months Ended September 30,		Change
	2022	2021	$	%
	(in thousands)
Sales and marketing	$24,228	$13,360	$10,868	81%
Sales and marketing expenses increased $10.9 million, or 81%, during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. This increase was primarily due to a $6.0 million increase in marketing expenses consisting of $2.0 million in paid user acquisition spend, $1.8 million in television advertising spend, $1.7 million in commission spend, and $0.5 million in other marketing spend. The increase was also related to an additional $2.8 million in personnel and related costs and stock-based compensation due to increased headcount, an increase of $1.0 million in depreciation and amortization related to the amortization of intangible assets acquired from the Tile and Jiobit acquisitions, an increase of $0.8 million due to higher contractor spend as a result of increased scaling of the combined business, and a $0.3 million increase in technology expenses due to higher costs to support headcount growth.

	Nine Months Ended September 30,		Change
	2022	2021	$	%
	(in thousands)
Sales and marketing	$70,365	$32,156	$38,209	119%
Sales and marketing expenses increased $38.2 million, or 119%, during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. This increase was primarily due to a $22.8 million increase in marketing expenses consisting of $6.0 million in paid user acquisition spend, $0.8 million related to brand spend, $4.4 million related to television advertising spend, $7.0 million in commission spend, and $4.6 million of other marketing spend. The increase was also related to an additional $9.5 million in personnel and related costs and stock-based compensation due to increased headcount, an increase of $3.1 million in depreciation and amortization related to the amortization of intangible assets acquired from the Tile and Jiobit acquisitions, an increase of $2.1 million due to higher contractor spend as a result of increased scaling of the combined business, and a $0.7 million increase in technology expenses due to higher costs to support headcount growth.

General and Administrative

	Three Months Ended September 30,		Change
	2022	2021	$	%
	(in thousands)
General and administrative	$11,567	$5,584	$5,983	107%
General and administrative expense increased $6.0 million, or 107%, during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. As a result of our continued investment in headcount and recent acquisitions, personnel and related costs and stock-based compensation increased by $3.5 million. In addition, professional and outside services increased by $1.7 million primarily due to an increase in accounting, legal and advisory fees. The Company also saw a $0.1 million increase in technology expenses and a $0.3 million increase in facilities and related expenses due to higher costs to support headcount growth. The remaining increase of $0.4 million is attributable to other general and administrative expenses associated with Company growth.

	Nine Months Ended September 30,		Change
	2022	2021	$	%
	(in thousands)
General and administrative	$37,643	$13,491	$24,152	179%
General and administrative expense increased $24.2 million, or 179%, during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. As a result of our continued investment in headcount and recent acquisitions, personnel and related costs and stock-based compensation increased by $14.8 million. In addition, professional and outside services increased by $12.6 million primarily due to Tile Acquisition costs of approximately $5.0 million and increased expenses related to accounting, legal and advisors due to the Company’s initial Form 10 filing in April 2022 and the subsequent SEC review process, which was completed in July 2022. The Company also saw a $0.6 million increase in technology expenses and a $1.1 million increase in facilities and related expenses due to higher costs to support headcount growth. These increases were offset by a reduction in the fair value of contingent consideration related to Jiobit of approximately $5.3 million as it was determined a portion of the contingent consideration metrics would not be met. The remaining increase of $0.4 million is attributable to other general and administrative expenses associated with Company growth.
Convertible Notes Fair Value Adjustment
The Company issued convertible notes to investors in July 2021, and as part of the purchase consideration related to the Jiobit Acquisition in September 2021 (the “September 2021 Convertible Notes” and together with the July 2021 Convertible Notes, the “Convertible Notes”). The September 2021 Convertible Notes are recorded at fair value and are revalued at each reporting period. For the three and nine months ended September 30, 2022, the Company recorded a loss associated with the convertible notes fair value adjustment of $0.2 million and a gain of $1.9 million, respectively. There was no fair value adjustment related to convertible notes recorded during the three and nine months ended September 30, 2021.
Derivative Liability Fair Value Adjustment
The derivative liability fair value decreased by $0.3 million, or 65%, during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 and decreased $1.6 million, or 387%, during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. The changes are due to the revaluation of the derivative liability at each reporting period and are related to embedded redemption features bifurcated from the July 2021 Convertible Notes issued to investors.
Other Income (Expense), Net
Other income (expense), net increased $0.5 million, or 22,650%, during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 and decreased $0.6 million, or 12,120% during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. The other expense includes an increase in interest expense associated with the Convertible Notes and an increase in foreign exchange losses.

Provision (Benefit) for Income Taxes
The provision (benefit) for income taxes increased $0.2 million, or 151%, during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 and increased $0.2 million, or 158%, during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. The increases are primarily due to the tax effects related to the Tile Acquisition.
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
A number of our users pay in advance for annual subscriptions, while a majority pay in advance for monthly subscriptions. Deferred revenue consists of the unearned portion of customer billings, which is recognized as revenue in accordance with our revenue recognition policy. As of September 30, 2022 and 2021, we had deferred revenue of $30.9 million and $13.9 million, respectively, of which $27.9 million and $13.9 million is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met.
Our cash flow activities were as follows for the periods presented:

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(54,897)	$(341)
Net cash used in investing activities	(114,102)	(6,983)
Net cash (used)/provided by financing activities	(3,471)	1,111
Net Decrease in Cash, Cash Equivalents, and Restricted Cash	$(172,470)	$(6,213)
Operating Activities
Our largest source of operating cash is cash collections from our paying users for subscriptions to our platform and hardware device sales. Our primary uses of cash from operating activities are for employee-related expenditures, inventory, infrastructure-related costs, commissions and other marketing expenses. Net cash used in operating activities is impacted by our net loss adjusted for certain non-cash items, including depreciation and amortization expenses, amortization of costs capitalized to obtain a contract, and stock-based compensation, as well as the effect of changes in operating assets and liabilities.
For the nine months ended September 30, 2022, net cash used in operating activities was $54.9 million. The primary factors affecting our operating cash flows during this period were our net loss of $79.3 million, impacted by $24.6 million non-cash charges, and $0.2 million of cash provided by changes in our operating assets and liabilities. The non-cash charges primarily consisted of $24.5 million in stock-based compensation, $1.9 million gain in convertible notes fair value adjustment, $5.3 million in gain on revaluation of contingent consideration, $1.2 million gain in derivative liability fair value adjustment, $1.0 million noncash revenue from affiliate, $2.4 million of amortization of costs capitalized to obtain contracts, and $6.8 million of depreciation and amortization. The cash provided by changes in our operating assets and liabilities was primarily due to a $16.4 million decrease in accounts receivable, a $7.2 million decrease in prepaid expenses and other assets, a $0.6 million increase in other noncurrent liabilities, and a $2.4 million increase in deferred revenue. These amounts were partially offset by a $2.8 million increase in costs capitalized to obtain contracts, a $13.9 million decrease in accounts payable, a $4.9 million increase in inventory, and a $5.3 million decrease in accrued expenses and other liabilities.

For the nine months ended September 30, 2021, net cash used in operating activities was $0.3 million. The primary factors affecting our operating cash flows during this period were our net loss of $18.7 million, impacted by $12.5 million non-cash charges and $5.9 million of cash used by changes in our operating assets and liabilities. The non-cash charges primarily consisted of $8.4 million in stock-based compensation and $3.2 million in amortization of costs capitalized to obtain contracts. The cash used by changes in our operating assets and liabilities was primarily due to a $3.9 million increase in accounts receivable, net and a $1.4 million increase in costs capitalized to obtain contracts, net. These amounts were partially offset by a $4.0 million decrease in prepaid expenses and other assets, a $2.2 million increase in accounts payable, a $2.3 million increase in deferred revenue, and a $3.7 million increase in accrued expenses and other liabilities.
Investing Activities
For the nine months ended September 30, 2022, net cash used in investing activities was $114.1 million, which related to $113.4 million of cash paid for the Tile Acquisition, net of cash acquired and $0.7 million related to the capitalization of internal use software costs.
For the nine months ended September 30, 2021, net cash used in investing activities was $7.0 million, which related to a $4.0 million cash advance on convertible note receivable and $3.0 million of cash paid for the Jiobit acquisition, net of cash acquired.
Financing Activities
For the nine months ended September 30, 2022, net cash used by financing activities was $3.5 million, which related to $0.7 million of cash used by exercise of stock options net of taxes paid related to net settlement of equity awards and $3.5 million of repayment of convertible notes offset by $0.6 million of proceeds from repayment of notes due from affiliates.
For the nine months ended September 30, 2021, net cash provided by financing activities was $1.1 million, which primarily related to $2.1 million in cash received in advance of the issuance of convertible notes offset by $0.9 million of cash used by the exercise of stock options net of taxes paid related to net settlement of equity awards.
Obligations and Other Commitments
Our principal commitments consist of obligations under our convertible notes, operating leases for office space, and other purchase commitments. Our obligations under our convertible notes are described in the “Liquidity and Capital Resources” section and in Notes 6 and 9 to our condensed consolidated financial statements. Information regarding our non-cancellable lease and other purchase commitments as of September 30, 2022, can be found in Notes 8 and 11 to our condensed consolidated financial statements.
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
Interest Rate Risk
As of September 30, 2022 and December 31, 2021, we had $58.9 million and $231.3 million of cash equivalents invested in cash and cash equivalents and money market funds, respectively. Our cash and cash equivalents are held for working capital purposes.
As of September 30, 2022 and December 31, 2021, a hypothetical 10% relative change in interest rates would not have a material impact on our condensed consolidated financial statements.
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
Fair Value Risk
As of September 30, 2022 and December 31, 2021, we had $7.0 million and $23.2 million of liabilities that are measured at fair value, respectively. Fair value measurements include significant assumptions that are driven by market conditions and macroeconomic factors at measurement dates. Our condensed consolidated results of operations are therefore subject to market fluctuations and may be affected in the future as a result of these fair value changes.
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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2022.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has occurred during the three months ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
Our business is subject to numerous risks and uncertainties. These risks and uncertainties may cause our operations to vary materially from those contemplated by our forward-looking statements. Readers should carefully consider the information in this Form 10-Q in connection with the risk factors disclosed within Item 1A “Risk Factors” in the Form 10. There have been no material changes to our risk factors from those described in the Form 10, except as set forth below.

We face risks related to heightened inflation, recession, financial and credit market disruptions and other economic conditions.

Our financial results, operations and prospects depend significantly on worldwide economic and geopolitical conditions, the demand for our products, and the financial condition of our customers and suppliers. Economic weakness and geopolitical uncertainty have in the past resulted, and may result in the future, in reduced demand for products resulting in decreased sales, margins and earnings. In 2022, the countries in which we operate experienced significantly heightened inflationary pressures, which we expect to continue into 2023. We may not be able to fully mitigate the impact of inflation through price increases, productivity initiatives and cost savings, which could have an adverse effect on our results of operations. In addition, if the U.S. economy enters a recession, we may experience sales declines which could have an adverse effect on our business, operating results and financial condition.

Similarly, disruptions in financial and/or credit markets may impact our ability to manage normal commercial relationships with our customers, suppliers and creditors. Further, in the event of a recession or threat of a recession, our customers and suppliers may suffer their own financial and economic challenges and as a result they may demand pricing accommodations, delay payment, or become insolvent, which could harm our ability to meet our customer demands or collect revenue or otherwise could harm our business. An economic or credit crisis could occur and impair credit availability and our ability to raise capital when needed. A disruption in the financial markets could impair our banking or other business partners, on whom we rely for access to capital. In addition, changes in tax or interest rates in the U.S. or other nations, whether due to recession, economic disruptions or other reasons, could have an adverse effect on our operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Share-based Compensation
During the three months ended September 30, 2022, we issued the following securities as compensation to certain of our employees and consultants:
On September 8, 2022, the Company issued 214,522 shares of common stock to 188 employees and consultants in accordance with the vesting schedules set forth in RSU agreements previously entered into with such employees and consultants. The RSUs were a portion of the compensation paid to such employees and consultants for their services to us. Of the shares issued to employees, 109,517 shares were withheld by the Company to satisfy tax withholding obligations and/or to satisfy cash settlement options to employees, equaling approximately $1.3 million.

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

LIFE360, INC.

Dated:	November 14, 2022	By:	/s/ Chris Hulls
Chris Hulls

Chief Executive Officer
(Principal Executive Officer)

Dated:	November 14, 2022	By:	/s/ Russell Burke
Russell Burke

Chief Financial Officer
(Principal Financial Officer)