Form 10-K
period 2022-12-31
Life360, Inc.
filed 2023-03-23
CIK 1581760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission File Number 000-56424
Life360, Inc.
(Exact name of registrant as specified in its charter)

Delaware	26-0197666
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1900 South Norfolk Street, Suite 310 San Mateo, CA	94403
(Address of principal executive offices)	(Zip Code)
Tel: (415) 484-5244
(Registrant's telephone number, including area code)
Former Address: 539 Bryant Street, Suite 402, San Francisco, CA 94107
Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”):

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None.	None.	None.
Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001 per share
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes   ☐     No  ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.     Yes   ☐     No  ☒

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was $322 million, based on the closing price per share of the Registrant’s common stock on the Australian Securities Exchange (“ASX”) and the daily exchange rate as reported by Tullett Prebon for conversion of Australian dollars into U.S. dollars on June 30, 2022.
As of March 10, 2023, the registrant had 66,267,307 shares of common stock, par value $0.001 per share, including shares underlying all issued and outstanding Chess Depositary Interests (“CDIs”), outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the 2023 Annual Meeting of Stockholders of the Registrant (the “Proxy Statement”), are incorporated by reference into Part III of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year ended December 31, 2022.

Life360, Inc.
Annual Report on Form 10-K for the Year Ended December 31, 2022
In this report, unless otherwise stated or the context otherwise indicates, the terms “Life360,” “the Company,” “we,” “us,” “our” and similar references refer to Life360, Inc and its consolidated subsidiaries. The Life360 logo, and other trademarks, trade names or service marks of Life360, Inc. appearing in this Annual Report on Form 10-K are the property of Life360, Inc. All other trademarks, trade names and service marks appearing in this Annual Report on Form 10-K are the property of their respective owners. Solely for convenience, the trademarks and trade names in this report may be referred to without the ® and ™ symbols, but such references should not be construed as any indicator that their respective owners will not assert their rights thereto.

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management. Some of the statements under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business” and elsewhere in this Annual Report contain forward-looking statements. In some cases, you can identify forward-looking statements by the following words: “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “seek,” “believe,” “estimate,” “predict,” “potential,” “continue,” “contemplate,” “possible” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words.
These statements involve risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report, we caution you that these statements are based on a combination of facts and factors currently known by us as of the date of this Annual Report and our projections of the future, about which we cannot be certain. Forward-looking statements in this Annual Report include, but are not limited to, statements about:
•our ability to further penetrate our existing member base, maintain and expand our member base and increase monetization of our member base;
•our expectations regarding future financial performance, including our expectations regarding our revenue, cost of revenue, and operating expenses, and our ability to achieve or maintain future profitability;
•the effects of increased competition in our markets and our ability to compete effectively in our industry;
•our ability to maintain the value and reputation of our brands;
•our growth strategy and business plan and our ability to effectively manage our growth and meet future capital requirements;
•our ability to expand internationally and the significance of our global opportunity;
•anticipated trends, developments, and challenges in our industry, business and in the markets in which we operate;
•our ability to successfully acquire and integrate companies and assets, including Tile, Inc. (“Tile”) and Jio, Inc. (“Jiobit”), and to expand and diversify our operations through strategic acquisitions and partnerships;
•market acceptance of our location sharing services, tracking products and digital subscription services;
•our ability to anticipate market needs or develop new products and services or enhance existing products and services to meet those needs;
•our ability to increase sales of our products and services;
•our ability to continue to manufacture our hardware products on reasonable terms, including our ability to continue our relationships with Jabil, Inc. (“Jabil”) on terms similar to our current agreement with Jabil, or at all;
•our ability to develop new monetization features and improve on existing features;
•the effects of uncertainties with respect to the legal system in the People’s Republic of China (the “PRC”) and in Malaysia, where our primary manufacturer’s facilities are located, and of disruption in the supply chain from Malaysia and the PRC;
•the effects of seasonal trends on our results of operations;
•our expectations concerning relationships with third parties;
•our ability to maintain, protect, and enhance our intellectual property;
•the effects of an economic downturn or economic uncertainty on consumer discretionary spending and demand for our products and services;
•our ability to comply with laws and regulations that currently apply or become applicable to our business both in the United States and internationally, including with respect to data privacy and security, consumer protection, location sharing, item tracking, targeting and children’s privacy protections;
•our ability to identify, recruit, and retain skilled personnel, including key members of senior management;
•economic and industry trends, projected growth or trend analysis; and
•our ability to succeed in our core mission of simplifying safety for families through ESG initiatives.

You should refer to the “Item 1A. Risk Factors” section of this Annual Report for a discussion of other important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Annual Report will prove to be accurate. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and existing risks and uncertainties may become more material, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report.
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report, and although we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted a thorough inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely upon these statements. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1. Business

Overview
Life360 is a leading technology platform used to locate the people, pets and things that matter most to families. Life360 has created a new category at the intersection of family, technology, and safety to help keep families connected and safe. Our core offering, the Life360 mobile application, includes features that range from communications to driving safety and location sharing. The Life360 mobile application operates under a “freemium” model where its core offering is available to users at no charge, with three membership subscription options that are available but not required.
We acquired Jiobit and Tile in September 2021 and January 2022, respectively, to create a comprehensive cross-platform location tracking solution for people, pets and things. Jiobit is a leading platform-agnostic wearable location device for young children, pets and seniors and Tile is a leading cross platform brand in finding objects. The suite of Life360 product and service offerings, including the Life360, Tile and Jiobit mobile applications, and related third-party services (the “Life360 Service”), is system and device agnostic, allowing our products and services to work seamlessly for families, regardless of the different platforms and devices that each family member may elect to use.
Our revenue is primarily generated from the sale of subscriptions and hardware tracking devices to access our services across our three brands - Life360, Tile and Jiobit. In addition, a portion of our revenue for the years ended December 31, 2022, 2021, and 2020 was generated indirectly and is categorized as other revenue on our Consolidated Statements of Operations and Comprehensive Loss. Indirect revenue includes the sale of data insights from our member base and the sale of third-party products and services, including through targeted ads within our platform. For example, we generate revenue through the display of auto insurance products within the Life360 Platform.
For the years ended December 31, 2022, 2021, and 2020 Life360 generated:
•Total revenue of $228.3 million, $112.6 million, and $80.7 million respectively; and
•Net loss of $91.6 million, $33.6 million, and $16.3 million, respectively.

Our Growth Strategy
We plan to grow members in new and existing markets, increase monetization of our member base, and pursue disciplined expansion in new use cases, including entering new verticals. We also plan to remain a trusted brand and indispensable safety membership for families by continuing to offer a suite of safety services that span every life stage of the family.

Our members are our best acquisition engine, and we believe that word-of-mouth referrals will continue to drive strong new member growth for Life360. We plan to drive further market penetration through increased investments in marketing and brand awareness, member acquisition initiatives, and the provision of new features in new and existing markets. Our primary strategy for subscriber conversion is to continue to invest in our product offering, provide the highest levels of member service and deepen our engagement with our member base.

Our Products
Life360 Subscription Offerings
The Life360 mobile application operates under a “freemium” model where the core offering is available to users at no charge. In addition, three paid membership subscription options are available for users looking for a wider variety of features, such as additional safety features for the everyday family: Life360 Silver, Life360 Gold, and Life360 Platinum, which offer users a comprehensive suite of premium safety services. Pricing for the paid memberships of the Life360 Platform currently ranges from $7.99 per month for Life360 Silver to $24.99 per month for Life360 Platinum.
Memberships are available in the United States and Canada. Outside of these two markets, Life360 offers the free membership and a single paid membership option, which is priced at $4.99 per month in local currency equivalent and offers place alerts, location history and individual driver reports.
Life360 Platform
We currently offer four key product features that combined make up the Life360 Platform: (i) location coordination and safety, (ii) driving safety, (iii) digital safety, and (iv) emergency assistance. Each of these features keeps members connected to the important people in their lives by organizing them into groups (“Circles”). A member selects who to invite to their Circle and what information a Circle, or any individual member within that Circle, receives.
Location coordination and safety features include real-time location, location history and smart notifications such as location-specific alerts, driving alerts, crash alerts and crime reports. Driving safety features include crash detection, roadside assistance, family driving summaries and individual driver reports. Digital safety features include data breach alerts, identity theft protection, stolen funds reimbursement and credit monitoring. Emergency assistance features include SOS with emergency dispatch, disaster response, medical assistance and travel support.
Tile Product Line
Tile branded hardware tracking devices come in various shapes, sizes and price points for different use cases. The Tile network leverages the Life360 member base, generating even higher confidence that we can locate lost devices of Tile customers. Tile devices are sold through online and brick and mortar retail channels as well as directly via Tile.com. Single Tile devices’ recommended retail prices range from $14.99 to $34.99 with additional bundles at higher price points. Tile devices are also available internationally at locally relevant prices.
Tile Subscription Offerings
The Tile mobile application offers a free service as well as two paid subscription options: Premium and Premium Protect, which offers additional services such as warranties and item reimbursement.
Jiobit Product Line
The Jiobit product line offers wearable location devices for young children, pets, and seniors. Currently, Jiobit is offered exclusively in the United States via online retailers and brick and mortar retail channels. Customers purchase a Jiobit device at the current retail price of $129.99 and a monthly subscription to access Jiobit location tracking services.

Jiobit Subscription Offerings
The Jiobit device requires a monthly subscription plan to stay connected to the Jiobit services. Subscription prices vary based on the duration of the contract and range from $8.99 per month with a two-year commitment to $14.99 per month with no commitment. Monthly contracts offer features such as location history, SOS notifications, and access to the Jiobit desktop portal. Paid subscriptions are available for either $8.99 per month or $14.99 per month, depending on the subscription term.

Our Technology Platform
To help families stay connected and safe, we have developed a scalable mobile-first technology platform that supports our business while protecting our operational integrity, security and performance. Highlights of our technology platform include a robust location engine design, scalable and modern technology infrastructure, and seamless third-party integration.
Location Engine Design
We have designed an end-to-end location technology solution that allows us to deliver real-time location-based experiences and includes functionality such as storage, processing and communication of events, locations, drives, maps, places, networking and visualization of device characteristics for people, pets and things.
We utilize third-party services for our backend platform and infrastructure to connect to our apps and custom hardware devices. Using these services grants us access to a highly distributed, scalable, reliable and secure architecture for global delivery.
Third-Party Integration
To extend the features and functionality of our platform, we integrate third-party software into our products where applicable. Our platform seamlessly integrates with our partnership offerings with several software-as-a-service vendors. This enhances our offerings with capabilities and features such as contextual auto insurance ads, identity theft protection, data breach alerts, and voice service integrations. The Tile finding network, which allows Tile users to locate their devices via the Tile app, has been integrated into the Life360 Platform. This integration allows members and Circles to keep track of their things and connect with each other through one seamless Life360 Platform.

Competition
Our competitors include both large competitors with various product and service offerings and smaller competitors, including (i) direct competitors with location sharing products that target family safety, (ii) competitors providing location sharing platforms that are not focused on family safety, (iii) competitors in the item tracking technology market and (iv) competitors that have, or may in the future have, overlapping offerings (for example, companies in industries related to roadside assistance and crash detection, identity theft protection, phone insurance and travel, disaster and medical assistance).
While our industry is becoming increasingly competitive, we believe that we will continue to compete successfully due to our leading market position, superior value proposition, brand recognition, ability to leverage our member base, our comprehensive suite of offerings and economies of scale. In addition, our data-driven insights on families’ habits, needs and preferences enable us to continuously enhance our product offerings and improve the member experience, reinforcing our competitive differentiation.

Employees and Culture
Life360’s core values are designed to create a culture that supports our vision of an ambitious, professionally driven organization that can simplify safety so families can live fully:
•Be a Good Person. Everyone at Life360 respects each other and maintains a high level of integrity.
•Be Direct with Respect. We communicate directly, even when it’s hard. This is always done in support of the other person’s development, and we are intentionally inclusive and always respectful.
•Members Over Metrics. We value metrics and use them to influence strategy and measure results, but at our core we always focus on building an exceptional experience for families.

•High Intensity, High Impact. We do whatever it takes to get the job done. We are in a fast moving and competitive environment and we have a team that is in it to win it.
As of December 31, 2022, we had approximately 400 full-time employees and approximately 200 contractors, all of whom have the flexibility to work remotely or out of our San Mateo and Chicago offices. Life360 aims to provide a work environment in which all of our people can excel regardless of race, religion, age, disability, gender, sexual preference or marital status. Our Diversity Policy reflects a strong commitment to diversity, and a recognition of the value of attracting people with different backgrounds, knowledge, experience and abilities. We believe that diversity contributes to our business success, and benefits all of our stakeholders. As of December 31, 2022, approximately 37% of Life360 employees were female and 49% were people of color. We are committed to implementing further initiatives to increase the diversity of our workforce.
We view the quality of our products and services as our key long-term strategic differentiator, and as such, we are committed to providing continuous learning and development opportunities for our people. We provide peer training, including our standing Thursday “deep-dives” where our people can learn from the expertise of their colleagues. We also provide full day and full week-long courses in “best practices” and broad and specialist business training to further promote personal and professional growth.

Environmental, Social and Corporate Governance
Our core mission is the social good of simplifying safety for families through ESG initiatives based on four key areas: people, environment, community and governance.
People
We believe that different ideas, perspectives and backgrounds create a stronger and more creative work environment that delivers better results. Together, we continue to build an inclusive culture that encourages, supports, and celebrates the diverse voices of our employees. This fuels our innovation and connects us closer to our customers and the communities we serve. We strive to create a workplace that reflects the communities we serve and where everyone feels empowered to bring their authentic best selves to work. Our workplace culture is supported by a range of policies adopted by our Board of Directors (our “Board”) that reflect our beliefs, including a Diversity Policy.
Environment
We recognize that climate change will have an increasingly significant impact on all aspects of society. In 2021, we committed to quantifying the environmental footprint of our business operations by measuring the following emissions: direct greenhouse emissions that occur from sources that are controlled or owned by us (“Scope 1 Emissions”), indirect greenhouse emissions associated with the purchase of electricity, steam, heat or cooling (“Scope 2 Emissions”) and results of activities from assets not owned or controlled by us, but that indirectly impact our value chain (“Scope 3 Emissions”). By quantifying our impact, we will be able to implement an emission reduction plan that targets the greatest contributors to our carbon footprint.
We achieved carbon neutrality across Scope 1, 2, and 3 Emissions for calendar years 2021 and 2020. We are in the process of finalizing the reporting of Scope 1, 2 and 3 Emissions for the 2022 calendar year. We achieved a carbon neutral status for the 2021 and 2020 calendar years by purchasing EcoAustralia credits that blend InfraVest Guanyin Wind carbon credits with Mount Sandy Conservation biodiversity protection units. By purchasing EcoAustralia credits, we neutralize our emissions and promote conservation partnerships between traditional landowners and non-indigenous Australians. Carbon neutral is a term used to describe when the greenhouse gas emissions released into the atmosphere by an organization over a certain time period, for example, calendar year, are negated through the purchase and retirement of carbon offsets.
Community
We aim to simplify safety so families can live fully. Our products and services deliver peace of mind and safety in the online and physical worlds. Additionally, we engage in community outreach by supporting and matching employee contributions to three non-profit organizations committed to supporting families: the Make-a-Wish Foundation, the American Society for the Prevention of Cruelty to Animals and Team Rubicon.

Governance
We are committed to robust governance frameworks and responsible business practices to ensure the financial sustainability of the Company for all stakeholders including shareholders, employees, customers and suppliers. We have established a disciplined process to identify, assess and analyze risk, and ensure appropriate risk monitoring and reporting.
Our 2021 and 2020 calendar year ESG reports are available at https://investors.life360.com/investor-relations, which is provided for reference only and is not incorporated by reference into this Annual Report on Form 10-K. Our 2022 calendar year ESG report will be available on March 31, 2023.
Research and Development
We invest substantial resources in research and development to enhance our customer offerings and competitiveness. Our global research and development team supports the design and development of our location sharing services, mobile app development, web development, firmware development, platform software development, site reliability engineering, hardware engineering, test engineering and data science and analytics. Our research and development expenses were $102.5 million, $51.0 million and $39.6 million for the years ended December 31, 2022, 2021, and 2020, respectively. We intend to continue to significantly invest in research and development to bring new customer experiences and devices to market and expand our platform capabilities.

Manufacturing, Logistics and Fulfillment
We outsource the manufacturing of our Tile and Jiobit products to our contract manufacturer, Jabil, located in Asia. Jabil has been designated the sole contract manufacturer for Tile and primary manufacturer for Jiobit since the inception of both companies. Jiobit utilizes additional contract manufacturers for additional accessory production. To continue to provide our members with quality technology, our supply chain teams in the United States and Asia coordinate the relationships between our contract manufacturer and suppliers. In order to mitigate risks associated with a single supply source, and to ensure we can scale our manufacturing base as we continue to expand, we routinely evaluate new partners, manufacturers and suppliers.
Tile entered into a manufacturing agreement with Jabil on March 8, 2017, for an initial term of five years. Under our agreement with Jabil, Jabil manufactures our products using design specifications, quality assurance programs, and standards that we establish. We additionally grant Jabil a non-exclusive, royalty-free, non-transferable right and license to use certain Tile intellectual property as it relates to Jabil’s obligations under the agreement. We pay for and own the majority of tooling and other equipment specifically required to manufacture our products. We have purchase commitments based on our purchase orders and demand forecasts for certain amounts of finished goods, works-in-progress, and components purchased in order to support such purchase orders and forecasts. Under the terms of the agreement, the agreement may be terminated (i) by mutual written consent, (ii) by advanced written notice from either party, (iii) for cause by either party after written notice of a material breach and failure by the other party to cure such breach within thirty days or (iv) immediately upon written notice by either party upon the bankruptcy or insolvency of the other party.
Our agreement with Jabil expired in March 2022. We are currently in the process of renewing our agreement. Jabil has provided us with written confirmation of its intention to continue our relationship on the same terms as our original manufacturing agreement, and to enter into a new agreement with us on similar terms.
We also work with third-party fulfillment partners that package and deliver our products to multiple locations worldwide, which allows us to reduce order fulfillment time and shipping costs, as well as improve inventory flexibility. Our partner relationships help us maintain access to the resources needed to scale seasonally.

Intellectual Property
Intellectual property is an integral aspect of our business, and we seek protection for our intellectual property and technological innovations as appropriate. We rely upon a combination of federal, state, and common-law rights in the United States and the rights under the laws of other countries, patents, trademarks, copyrights, domain name, trade secrets, including know-how, license agreements, confidentiality procedures, nondisclosure agreements with third parties, employee confidentiality, and proprietary rights agreements, and other contractual rights, to establish and protect our proprietary rights.

We have developed and acquired patent assets to protect our proprietary technology. Individual patents have terms for varying periods depending on the date of filing of the patent application or the date of patent issuance and the legal term of patents in the countries in which they are obtained. Generally, utility patents issued for applications filed in the United States, and in many foreign countries, are granted a term of 20 years from the earliest effective filing date of a non-provisional patent application (14 or 15 years from the date of grant for U.S. design patents) provided their registrations are properly maintained. We continually review our development efforts to assess the existence and patentability of new intellectual property. We also pursue the registration of certain of our domain names and trademarks and service marks in the United States and in certain locations outside the United States. Notwithstanding these efforts, there can be no assurance that we will adequately protect our intellectual property or that it will provide any competitive advantage. Further, in some foreign countries, the mechanisms to establish and enforce intellectual property rights may be inadequate to protect our technology. To protect our brand, as of December 31, 2022, we owned a trademark portfolio comprising U.S. registered trademarks including our primary mark “Life360” and various versions of the Life360 logo, in addition to other Life360 word marks and logos, as well as registered and pending trademarks for our “Tile” and “Jiobit” marks in the United States and certain foreign jurisdictions. Trademark registrations can generally be renewed as long as the marks are in use. We also enter into, and rely on, confidentiality and proprietary rights agreements with our employees, consultants, contractors and business partners to protect our trade secrets, proprietary technology and other confidential information. We further protect the use of our proprietary technology and intellectual property through provisions in both our customer terms of use on our website and in our vendor terms and conditions. For information regarding risks related to our intellectual property, please see “Risk Factors—Risks Related to Our Technology and Intellectual Property.”

Seasonality
Life360 subscriptions have historically experienced member and subscription growth seasonality in the third quarter of each calendar year, which includes the return to school for many of our members. Hardware sales have historically experienced revenue seasonality in the fourth quarter of each calendar year, which includes the important selling periods in November (Black Friday and Cyber Monday) and December (Christmas and Hanukkah) in large part due to seasonal holiday demand.

Facilities
During the year ended December 31, 2022, the Company leased real estate space under non-cancellable operating lease agreements in San Francisco, San Diego and San Mateo, California and Chicago, Illinois. As of December 31, 2022, the Company had terminated the operating lease agreements in San Francisco and San Diego, California and relocated its corporate headquarters to San Mateo, California. Our offices in San Mateo and Chicago generally accommodate principal, development, engineering, marketing and administrative activities. Beginning in 2020 at the start of the COVID-19 pandemic, we began operating as a remote-first company with plans to continue as such indefinitely. We believe that our current facilities are adequate to meet our current needs and that, should it be needed, suitable additional or alternative space will be available to accommodate our operations.

Government Regulation
Our Company is subject to many U.S. federal and state and foreign laws and regulations that involve matters central to our business. These include laws and regulations that relate to data privacy, security, intellectual property (including copyright and patent laws), content regulation, rights of publicity, advertising, marketing, competition, protection of children and minors, consumer protection, payment processing, subscription services, taxation, health and safety, employment and labor and telecommunications. These laws and regulations are constantly evolving and being tested in courts and by regulators and may be interpreted, applied, created, or amended, in a manner that could harm our business. Additionally, the application and interpretation of these laws and regulations are often uncertain, especially in new or rapidly evolving industries, and could be interpreted and applied in a manner that is inconsistent from country to country or state to state and inconsistent with our current policies and practices and in ways that could harm our business.
Additionally, our service providers are also subject to domestic and international laws and regulations. Our business depends on certain products and services, including those delivered via internet, from these third parties. The uncertainty in the regulations and interpretation and application of such regulations in the third-party industries may result in an increase in our own expenses or adversely affect our business.

The costs of complying with U.S. and foreign laws and regulations, which in some cases can be enforced by private parties in addition to government entities, are high and likely to increase in the future, particularly as the degree of regulation increases, our business grows, and our geographic scope and data processing activities expand. Furthermore, the impact of these laws and regulations may disproportionately affect our business in comparison to our peers in the technology sector that have greater resources. It is imperative that we secure the assets, functionality, materials and member data that are critical to our business. Any failure on our part to comply with these laws and regulations may subject us to significant liabilities or penalties, or otherwise adversely affect our business, financial condition or operating results. Further, it is possible that certain governments may seek to block or limit our products or otherwise impose other restrictions that may affect the accessibility or usability of any or all our products for an extended period of time or indefinitely.
For additional information, see the section entitled “Risk Factors—Risks Related to Legal Matters and Our Regulatory Environment.”

Government Regulation of Data Privacy and Security
In the ordinary course of our business, we may process personal or other sensitive data. Accordingly, we are or may become subject to numerous data privacy and security obligations, including federal, state, local, and foreign laws, regulations, guidance, and industry standards related to data privacy and security. Such obligations may include, without limitation, the Federal Trade Commission Act, the Telephone Consumer Protection Act of 1991 (“TCPA”), the Children’s Online Privacy Protection Act of 1998 (“COPPA”), the Controlling the Assault of Non-Solicited Pornography And Marketing Act of 2003 (“CAN-SPAM”), the California Consumer Privacy Act of 2018 (“CCPA”), the European Union’s General Data Protection Regulation 2016/679 (“EU GDPR”), the EU GDPR as it forms part of United Kingdom (“UK”) law by virtue of section 3 of the European Union (Withdrawal) Act 2018 (“UK GDPR”), the Age Appropriate Design Code enacted by the UK Information Commissioner’s Office, the Privacy and Electronic Communications Directive 2002/58/EC on Privacy and Electronic Communications (the “ePrivacy Directive”), and the Payment Card Industry Data Security Standard (“PCI DSS”). Several states within the United States have enacted or proposed data privacy laws. For example, Virginia passed the Consumer Data Protection Act, and Colorado passed the Colorado Privacy Act. Additionally, we are or may become subject to various U.S. federal and state consumer protection laws which require us to publish statements that accurately and fairly describe how we handle personal data and choices individuals may have about the way we handle their personal data.
The CCPA and EU GDPR are examples of the increasingly stringent and evolving regulatory frameworks related to personal data processing that may increase our compliance obligations and exposure for any noncompliance. For example, the CCPA imposes obligations on covered businesses to provide specific disclosures related to a business’s collecting, using, and disclosing personal data and to respond to certain requests from California residents related to their personal data (for example, requests to know of the business’s personal data processing activities, to delete the individual’s personal data, and to opt out of certain personal data disclosures to third parties). Also, the CCPA provides for civil penalties and a private right of action for data breaches which may include an award of statutory damages. In addition, the California Privacy Rights Act of 2020 (“CPRA”), effective January 1, 2023, expands the CCPA. For example, the CPRA gives California residents the ability to limit use of certain sensitive personal data, establishes restrictions on personal data retention, expands the types of data breaches that are subject to the CCPA’s private right of action, and establishes a new California Privacy Protection Agency to implement and enforce the new law.
Foreign data privacy and security laws (including but not limited to the EU GDPR and UK GDPR) impose significant and complex compliance obligations on entities that are subject to those laws. As one example, the EU GDPR applies to any company established in the European Economic Area (“EEA”) and to companies established outside the EEA that process personal data in connection with the offering of goods or services to data subjects in the EEA or the monitoring of the behavior of data subjects in the EEA. These obligations may include limiting personal data processing to only what is necessary for specified, explicit, and legitimate purposes; requiring a legal basis for personal data processing; requiring the appointment of a data protection officer in certain circumstances; increasing transparency obligations to data subjects; requiring data protection impact assessments in certain circumstances; limiting the collection and retention of personal data; increasing rights for data subjects; formalizing a heightened and codified standard of data subject consents; requiring the implementation and maintenance of technical and organizational safeguards for personal data; mandating notice of certain personal data breaches to the relevant supervisory authority(ies) and affected individuals; and mandating the appointment of representatives in the UK and/or the EU in certain circumstances.

For additional information about the laws and regulations to which we are or may become subject and about the risks to our business associated with such laws and regulations, see the section entitled “Risk Factors—Risks Related to Privacy and Cybersecurity.”
Available Information
Our website address is www.life360.com. We make available on our website, free of charge, our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). The SEC maintains a website that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov. Additionally, the Company routinely posts additional important information, including press releases, on its website and recognizes its website as a channel of distribution to reach public investors and as a means of disclosing material non-public information for complying with disclosure obligations under Regulation FD. Accordingly, investors should monitor our website in addition to our SEC filings and public webcasts. These items are available at investors.life360.com under “Results and reports”.
The information found on our website is not incorporated by reference into this Annual Report on Form 10-K or any other report we file with or furnish to the SEC.
Jurisdiction of Incorporation
The Company is incorporated in the State of Delaware, United States of America, and is a registered foreign entity in Australia. As a foreign Company registered in Australia, the Company is subject to different reporting and regulatory regimes than Australian companies.
Delaware Law, Certificate of Incorporation and Bylaws
As a foreign Company registered in Australia, the Company is not subject to Chapters 6, 6A, 6B and 6C of the Corporations Act dealing with the acquisition of shares (including substantial shareholdings and takeovers).
Under the provisions of Delaware General Corporation Law (“DGCL”), shares are freely transferable and subject to restrictions imposed by the U.S. federal or state securities laws, by the Company’s certificate of incorporation, as amended (“Amended and Restated Certificate of Incorporation”) or bylaws (“Bylaws”), or by an agreement signed with the holders of the shares at issuance. The Company’s Amended and Restated Certificate of Incorporation and Bylaws do not impose any specific restrictions on transfer. However, provisions of the DGCL, the Company’s Certificate of Incorporation and the Company’s Bylaws could make it more difficult to acquire the Company by means of a tender offer (takeover), a proxy contest or otherwise, or to remove incumbent officers and Directors of the Company. These provisions could discourage certain types of coercive takeover practices and takeover bids that the Board may consider inadequate and encourage persons seeking to acquire control of the Company to first negotiate with the Board.
The Company believes that the benefits of increased protection of its ability to negotiate with the proponent of an unfriendly or unsolicited proposal to acquire or restructure the Company outweigh the disadvantages of discouraging takeover or acquisition proposals because, among other things, negotiation of these proposals could result in an improvement of their terms.
Life360’s CDIs are issued in reliance on the exemption from registration contained in Regulation S of the U.S. Securities Act of 1933 (the “Securities Act”) for offers of securities which are made outside the U.S. Accordingly, the CDIs, have not been, and will not be, registered under the Securities Act or the laws of any state or other jurisdiction in the U.S. As a result of relying on the exemption pursuant to Regulation S, the CDIs are ‘restricted securities’ under Rule 144 of the Securities Act. This means that the CDIs cannot be sold into the U.S. or to a U.S. person who is not a Qualified Institutional Buyer (as defined under Rule 144A under the Securities Act, a ‘QIB’) for the foreseeable future except in very limited circumstances until after the end of the restricted period, unless the re-sale of the CDIs is registered under the Securities Act or an exemption is available. To enforce the transfer restrictions, all CDIs issued bear a FOR Financial Product designation on the ASX. This designation restricts any CDIs from being sold on the ASX to U.S. persons excluding QIBs. CDIs may be transferred on ASX to any person other than a U.S. person who is not a QIB. Hedging transactions with regard to the CDIs may only be conducted in accordance with the Securities Act.

Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Annual Report on Form 10-K, including our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to invest in our common stock. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and prospects. In such an event, the market price of our common stock could decline and you may lose all or part of your investment.
Our business is subject to numerous risks and uncertainties. These risks and uncertainties may cause our operations to vary materially from those contemplated by our forward-looking statements. These risk factors include:

Risk Factors Summary
•If we fail to retain existing members or add new members, or if our members decrease their level of engagement with our products and services or do not convert to paying subscribers, our revenue, business, financial condition and results of operations may be significantly harmed.
•If we fail to monetize members through subscription plans, our business, financial condition and results of operations may be harmed.
•If we are not able to maintain the value and reputation of our brands, our ability to expand our member base and maintain our relationships with partners and other key service providers may be impaired
•The digital consumer subscription products market is competitive, with low switching costs and a consistent stream of new products, services and entrants. We may not be able to compete successfully with current or future competitors, which may impact our business, financial condition and results of operations.
•We may need to change our pricing models to compete successfully.
•The market for our offerings is evolving, and our future success depends on the growth of this market and our ability to anticipate and satisfy consumer preferences in a timely manner.
•Changes to our existing brands, products and services, or the introduction of new brands, products or services, could fail to attract or retain members or generate revenue and profits.
•Unfavorable media coverage and publicity could damage our brands and reputation and materially adversely affect our business, financial condition and results of operations.
•Inappropriate actions by certain of our members could be attributed to us and cause damage to our brands.
•Our business could be harmed if we are unable to accurately forecast demand for our products and services and to adequately manage our product inventory.
•Our growth and profitability rely, in part, on our ability to attract members through cost-effective marketing efforts. Any failure in these efforts could materially adversely affect our business, financial condition and results of operations.
•Distribution and marketing of, and access to, our products and services depends, in significant part, on third-party publishers and platforms. If these third parties change their policies in such a way that restricts our business, increases our expenses or limits, prohibits or otherwise interferes with or changes the terms of the distribution, use or marketing of our products and services in any material way or affects our ability to collect revenue, our business, financial condition and results of operations may be adversely affected.
•We depend on retailers and distributors to sell and market our hardware products, and our failure to maintain and further develop our sales channels could harm our business.
•We rely on a limited number of suppliers, manufacturers, and fulfillment partners for our smart trackers. A loss of any of these partners could negatively affect our business.
•We have limited control over our suppliers, manufacturers, fulfillment partners and inflation in costs, which may subject us to significant risks, including the potential inability to produce or obtain quality products and services on a timely basis or in sufficient quantity.
•If we do not successfully coordinate the worldwide manufacturing and distribution of our products, we could lose sales, which could materially adversely affect our business, financial condition and results of operations.
•Our primary manufacturer’s facilities are located in the PRC and Malaysia. Uncertainties with respect to the legal system of the PRC, including uncertainties regarding the enforcement of laws, and sudden or unexpected changes in policies, laws and regulations in the PRC could materially adversely affect us. Disruption in the supply chains from the PRC and Malaysia could also adversely affect our business.

•Our apps are currently available for download internationally and in the future we expect to penetrate additional international regions, including certain markets and regions in which we have limited experience, which subjects us to a number of additional risks.
•Our future success depends on the continuing efforts of our executive officers and other key employees and our ability to attract and retain highly skilled personnel and senior management.
•We rely on key data partners, and any termination of our agreements with such partners could have a material adverse effect on our revenues, business, financial condition, and results of operations.
•Our growth strategy includes expanding in international markets which requires significant resources and management attention.
•Investment in new business strategies and acquisitions could disrupt our ongoing business, present risks not originally contemplated and materially adversely affect our business, reputation, results of operations and financial condition.
•The limited operating history of our new brands, products and services makes it difficult to evaluate our current business and future prospects.
•We have grown rapidly in recent years and have limited operating experience at our current scale of operations. If we are unable to manage our growth effectively, our brands, company culture and financial performance may suffer.
•Adverse developments affecting financial institutions, companies in the financial services industry, or the financial services industry generally, such as actual events or concerns involving liquidity, defaults or non-performance, could adversely affect our operations and liquidity.
•An economic downturn or economic uncertainty may adversely affect consumer discretionary spending and demand for our products and services.
•Our operating margins may decline as a result of increasing product costs and inflationary pressures.
•Our actual or perceived failure to comply with laws and regulations concerning data privacy, security, consumer protection, advertising, tracking, targeting and the protection of minors could result in regulatory investigations, claims (including class action or similar lawsuits), monetary penalties, changes to our business practices, reputational damage, increased cost of operations, or declines in user growth or engagement, or otherwise materially and adversely harm our business, financial condition and results of operations.
•Providers of online websites, applications and services are subject to various laws, regulations and other requirements relating to unfair and deceptive practices, the protection of minors, stalking and surveillance, and notice and consent obligations, which, if violated, could subject us to an increased risk of litigation and regulatory actions.
•We are subject to stringent and evolving U.S. and foreign laws, regulations, rules, contractual obligations, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to adverse business consequences.
•If our information technology systems or data, or those of third parties upon which we rely, are or were compromised, we could experience adverse consequences resulting from such compromise.
•Our success depends, in part, on the integrity of third-party systems and infrastructures and on the continued and unimpeded access to our products and services on the internet.
•Our success depends, in part, on the integrity of our information technology systems and infrastructures and on our ability to enhance, expand and adapt these systems and infrastructures in a timely and cost-effective manner.
•We may fail to adequately obtain, protect and maintain our intellectual property rights or prevent third parties from making unauthorized use of such rights.
•Our business is subject to complex and evolving U.S. and international laws and regulations. Failure to comply with such laws and regulations could result in claims, changes to our business practices, monetary penalties, increased cost of operations, reputational damage, or declines in member growth or engagement.
•We incur increased costs and are subject to additional regulations and requirements as a result of becoming a U.S. reporting company, and our management is required to devote substantial time to complying with Delaware laws, Australian laws, and reporting requirements pursuant to U.S. securities laws, which could lower profits and make it more difficult to run our business.
•The market price of our CDIs has been, and common stock may be, volatile, which could cause the value of our common stock to decline.

•We have identified a material weakness in our internal controls, as a result of which we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business and the price of our common stock and CDIs.
Risks Related to Our Business
If we fail to retain existing members or add new members, or if our members decrease their level of engagement with our products and services or do not convert to paying subscribers, our revenue, business, financial condition and results of operations may be significantly harmed.
Our business model is predicated on building a large critical mass of members and monetizing them directly through subscription-based products and services we build ourselves, and indirectly by allowing third parties to derive value from our members. Our financial performance has been and will continue to be significantly determined by our success in adding, retaining and engaging our members and converting members into paying subscribers. We expect that the size of our member base will fluctuate or decline in one or more markets from time to time. If people do not perceive our products and services to be useful, effective, reliable, and/or trustworthy, we may not be able to attract or retain members or otherwise maintain or increase the frequency and duration of their engagement or the percentage of members that are converted into paying subscribers. There is no guarantee that we will not experience an erosion of our member base or engagement levels. Member engagement can be difficult to measure, particularly as we introduce new and different products and services. Any number of factors can negatively affect member retention, growth, engagement and conversion, including the following, among others:
•members increasingly engage with other competitive products or services;
•member behavior on any of our apps or with respect to any of our products or services changes, including decreases in the frequency of their use;
•members lose confidence in the quality or usefulness of our products or services or have concerns related to safety, security, privacy, well-being or other factors;
•subscribers are no longer willing to pay for subscriptions or in-app hardware purchases;
•members feel that their experience is diminished as a result of the decisions we make with respect to the frequency, prominence, format, size and quality of ads that we display;
•member experience is affected due to difficulty installing, updating or otherwise accessing our products and services on mobile devices or hardware as a result of actions or unplanned network or site outages by us or third parties that we rely on to distribute our products and deliver our services;
•we fail to introduce new features, products or services that members find engaging, or if we introduce new products or services, or make changes to existing products and services that are not favorably received;
•we fail to keep pace with evolving online, mobile device, market and industry trends (including the introduction of new and enhanced digital services), as well as prevailing social, cultural or political preferences in the markets in which our apps are available for download;
•initiatives designed to attract and retain members and increase engagement are unsuccessful or discontinued, whether as a result of actions by us, third parties or otherwise;
•third-party initiatives that may enable greater use of our products and services, including low-cost or discounted data plans, are discontinued;
•we, our partners or companies in our industry adopt terms, policies, procedures or practices that are perceived negatively by our members or the general public, including those related to areas such as member data, including practices involving our collection and sharing of precise geolocation data and information collected from children and minors under age 16 and their devices, privacy, security, or advertising;
•we fail to detect or combat inappropriate, fraudulent, criminal or abusive activity on our platform;
•we fail to provide adequate customer service to members, marketers or other partners;
•we fail to protect our brands or reputation;
•we, our partners or companies in our industry are the subject of regulatory investigation and/or rulings of non-compliance, litigation, adverse media reports or other negative publicity, including as a result of our or their member data practices, such as the collection and sharing of precise geolocation data and/or information collected from children and minors under age 16 and their devices;
•there is decreased engagement with our products and services as a result of internet shutdowns or other actions by governments that affect the accessibility of our products and services in any of our markets;

•there are changes mandated or necessitated by legislation, regulatory authorities or litigation that adversely affect our products, services, members or partners; and
•our financial condition and results of operations are subject to foreign currency fluctuation risks.
From time to time, certain of these factors have negatively affected member retention, growth, and engagement to varying degrees. If we are unable to maintain or increase our member base and member engagement, our revenue, business, financial condition and results of operations may be materially adversely affected. In addition, we may not experience rapid member growth or engagement in countries where, even though mobile device penetration is high, due to the lack of sufficient cellular-based data networks, consumers rely heavily on Wi-Fi and may not access our products and services regularly throughout the day. Any decrease in member retention, growth or engagement could render our products and services less attractive to members, which is likely to have a material and adverse impact on our revenue, financial condition, business and results of operations. If our member growth rate slows or declines, we will become increasingly dependent on our ability to maintain or increase levels of member engagement and monetization in order to drive revenue growth.
If we fail to monetize members through subscription plans, our business, financial condition and results of operations may be harmed.
Life360 operates under a “freemium” model in which the Life360 app is available to members at no charge, while Memberships with additional features are available via a paid monthly or annual subscription. Actual or perceived reduction in the functionality, quality, reliability and cost-effectiveness of our subscription plans could impact our ability to retain and grow paid subscriptions, and failure to provide successful enhancements and new features that grow paid subscriptions may have a material adverse impact on our business, financial condition and results of operations.
If we are not able to maintain the value and reputation of our brands, our ability to expand our member base and maintain our relationships with partners and other key service providers may be impaired and our business, financial condition, and results of operations may be harmed.
We believe that our brands have significantly contributed to our word-of-mouth virality, which has in turn contributed to the success of our business. We also believe that maintaining, protecting and enhancing our brands is critical to expanding our member base and maintaining our relationships with partners and other key service providers that will assist in successfully implementing our business strategy which we anticipate will increase our expenses. If we fail to do so, our business, financial condition and results of operations could be materially adversely affected. We believe that the importance of brand recognition will continue to increase, as the location-based services and item tracking markets grow. Many of our new members are referred by existing members. Maintaining our brands will depend largely on our ability to continue to provide useful, reliable, trustworthy and innovative products and services, which we may not do successfully.
Further, we have in the past and expect to continue to experience media, legislative, or regulatory scrutiny of our actions or decisions, including those relating to data privacy and security, consumer protection, tracking, targeting children’s data, precise geolocation data, encryption, content, contributors, advertising and other issues, which may materially adversely affect our reputation and brands. We may be subject to settlements, judgments, fines, or other monetary penalties in connection with legal and regulatory developments that may be material to our business. In addition, we may fail to timely detect or respond expeditiously or appropriately to objectionable content within the Life360, Tile or Jiobit apps or practices by members, or to otherwise address member concerns, which could erode confidence in our brands. Maintaining and enhancing our brands will require us to make substantial investments and these investments may not be successful.
The digital consumer subscription products market is competitive, with low switching costs and a consistent stream of new products, services and entrants. We may not be able to compete successfully with current or future competitors, which may impact our business, financial condition and results of operations.
The digital consumer subscription products market in general, and the markets for family safety, location sharing, location tracking and related offerings, are fast-paced and constantly changing, with frequent changes in technology, consumer expectations and requirements, industry standards and regulations and a consistent stream of new products, services and entrants both in the United States and abroad. We face significant competition in every aspect of our business, and competitors include both large competitors with various product and service offerings and many smaller competitors.

Many of our current and potential competitors, both domestically and internationally, have or may have competitive advantages over us, including longer operating histories, significantly more resources (including larger marketing and operating budgets), greater brand recognition, access to more data and potential insights related to members, potential acquisition and other opportunities, higher amounts of available capital or access to such capital and in some cases, lower costs. Some of our competitors may enjoy better competitive positions in certain geographical regions, member demographics or other key areas that we currently serve or may serve in the future. These advantages could enable these competitors to offer products that are more appealing to our existing and prospective members, to respond more quickly and/or cost-effectively than us to new or changing opportunities and regulations, new or emerging technologies or changes in customer requirements and preferences, or to offer lower prices or free products and services. A competitor could gain rapid scale for its products by, among other things, leveraging its existing brands, products or services or existing data or insights, harnessing a new technology or a new or existing distribution channel or creating a new or different approach to family safety and location sharing of people, pets and things. For example, in 2021, one of our third-party platform providers (each a “Channel Partner”) introduced AirTag™, a tracker that uses ultra-wideband technology to allow members to track and find items through our Channel Partner’s Find My® app, an iOS location sharing app developed by our Channel Partner for iOS devices, to allow approved users to access the GPS location of the users’ devices.
Our ability to compete to attract, engage and retain members, as well as to increase their engagement with our various products and services and to grow our subscriptions, depend on numerous factors, including our brand and reputation, the prices associated with our subscriptions, products and services, the ease of use of our platform and technology, the actual and perceived safety and security of our platform, products and services, and our ability to address consumer and regulatory concerns as they arise, including those related to data usage, data privacy and security such as practices involving the sharing of precise geolocation data and information collected from children and minors under age 16 and their devices. See “Item 1. Business - Competition” for additional information about our direct and indirect competitors.
Potential competitors may also include operators of mobile operating systems and app stores. These mobile platform competitors could use strong or dominant positions in one or more markets, and access to existing large pools of potential users and personal information regarding those users, to gain competitive advantages over us.
If we are not able to compete effectively against our current or future competitors and products or services that may emerge, the size and level of engagement of our member base may decrease, which could adversely affect our business, financial condition and results of operations.
We may need to change our pricing models to compete successfully.
The intense competition we face in the family safety, location-based services and item tracking technology markets, in addition to general economic and business conditions, including inflation and rising interest rates, can result in downward pressure on the prices of our products and services. If our competitors offer significant discounts on competing products or services or develop products or services that our customers believe are more valuable or cost-effective, we may be required to decrease our prices or offer other incentives in order to compete successfully. Additionally, if we increase prices for our products and services, demand for our solutions could decline as members adopt less expensive competing products and services, and our market share could suffer. If we do not adapt our pricing models to reflect changes in customer use of our products and services or changes in customer demand, our revenues could decrease.
Any broad-based change to our pricing strategy could cause our revenues to decline or could delay future sales as our sales force implements, and our subscribers adjust to, the new pricing terms. We or our competitors may bundle products and services for promotional purposes or as a long-term go-to-market or pricing strategy or provide price guarantees to certain subscribers as part of our overall sales strategy. These practices could, over time, significantly limit our flexibility to change prices for existing products and services and to establish prices for new or enhanced products and services. Any such changes could reduce our margins and adversely affect our business, financial position and results of operations.
The market for our offerings is evolving, and our future success depends on the growth of this market and our ability to anticipate and satisfy consumer preferences in a timely manner.
The family safety and location-based services and item tracking technology markets for our offerings are in a relatively early stage of development, and it is uncertain whether these markets will grow, and even if they do grow, how rapidly they will grow, how much they will grow, or whether our platform will be widely adopted. As such, any predictions or forecasts about our future growth, revenue, and expenses may not be as accurate as they would be if we had a longer operating history or operated in a more predictable market. Any expansion in our markets depends on a number of factors, including the cost, performance, and perceived value associated with our platform and the offerings of our competitors.

Our success will depend, in part, on market acceptance and the widespread adoption of our family safety and location sharing products and services as an alternative to other family coordination options such as texts and phone calls, and member selection of our products and services over competing products and services that may have similar functionality. Family safety, location sharing and location tracking technology is still evolving and we cannot predict marketplace acceptance of our products and services or the development of products and services based on entirely new technologies.
There is a risk that we will not be able to grow our member base outside of the United States in a way that provides the scale required to offer the full functionality of the Life360 Service to a particular geography, or to a scale that will enable us to generate indirect revenue.
Our success depends on our ability to anticipate and satisfy consumer preferences in a timely manner. All of our products and services are subject to changing consumer preferences that cannot be predicted with certainty. Consumers may decide not to purchase our products and services as their preferences could shift rapidly to different types of offerings or away from these types of products and services altogether, and our future success depends in part on our ability to anticipate and respond to shifts in consumer preferences. In addition, certain of our newer products and services may have higher prices than many of our earlier offerings and those of some of our competitors, which may not appeal to consumers or only appeal to a smaller subset of consumers. It is also possible that competitors could introduce new products and services that negatively impact consumer preference for our offerings, which could result in decreased sales and a loss in market share. Accordingly, if we fail to anticipate and satisfy consumer preferences in a timely manner, our business, financial condition and results of operations may be adversely affected.
Changes to our existing brands, products and services, or the introduction of new brands, products or services, could fail to attract or retain members or generate revenue and profits.
Our ability to retain, increase, and engage our member base and to increase our revenue depends heavily on our ability to continue to evolve our existing brands, products and services, as well as to acquire or create successful new ones, both independently and in conjunction with developers or other third parties. We may introduce significant changes to our existing brands, products and services, or acquire new and unproven brands, products, services and product and services extensions, including technologies with which we have little or no prior development or operating experience. We have also invested, and expect to continue to invest, significant resources in growing our subscription-based services to support increasing usage as well as new lines of business, products, services, product extensions and other initiatives to generate revenue. Developing new products and services is expensive and can require substantial management and Company resources and attention and investing in the development and launch of new products and services can involve an extended period of time before a return on investment is achieved, if at all. An important element of our business strategy is to continue to make investments in innovation and related product and services opportunities to maintain our competitive position. Unanticipated problems in developing products and services could also divert substantial research and development resources, which may impair our ability to develop new products and services or enhance existing products and services, and substantially increase our costs. We may not receive revenues from these investments for several years and may not realize returns from such investments at all.
There is no guarantee that investing in new lines of business, products, services, product and services extensions or other initiatives to show our community meaningful opportunities to facilitate family safety or location, driving and family coordination will succeed, that members will like the changes or that we will be able to implement such new lines of business, products, services, product and services extensions or other initiatives effectively or on a timely basis, which may negatively affect our brands. Our new or enhanced brands, products, services or product and services extensions may provide temporary increases in engagement but may ultimately fail to engage members, marketers, or developers, we may fail to attract or retain members or to generate sufficient revenue, operating margin, or other value to justify our investments, and our business may be materially adversely affected.
The development of our products and services is complex and costly, and we typically have several products and services in development at the same time. Given the complexity, we occasionally have experienced, and could experience in the future, delays in the development and introduction of new and enhanced products and services. Problems in the design or quality of our products or services may also have an adverse effect on our brand, business, financial condition or results of operations. Unanticipated problems in developing products and services could also divert substantial resources, including research and development, which may impair our ability to develop new products and services and enhancements of existing products and services, and could substantially increase our costs. If new or enhanced product and service introductions are delayed or not successful, we may not be able to achieve an acceptable return, if any, on our research and development efforts, and our business, financial condition and results of operations may be adversely affected.

Unfavorable media coverage and publicity could damage our brands and reputation and materially adversely affect our business, financial condition and results of operations.
Unfavorable publicity or media reports, including those regarding us, our data privacy and security practices, including those related to children and minors, security incidents, product or service changes, quality or features, litigation or regulatory activity, including any intellectual property proceeding, any investigation and/or enforcement activity from data protection authorities or proceeding relating to the privacy or security of member data, or regarding the actions of our partners, our members, our employees or other companies in our industry, could materially adversely affect our brands and reputation, regardless of the veracity of such publicity or media reports. Major media outlets have increased scrutiny of the location data market and Life360 has been the target of media articles recently, which could impact member retention, growth, engagement and conversion as well as increase regulatory scrutiny of our actions or decisions regarding member privacy, encryption, content, contributors, advertising and other issues, which may materially adversely affect our reputation and brands.
If we fail to protect our brands or reputation, we may experience material adverse effects to the size, demographics, engagement, and loyalty of our member base, resulting in decreased revenue, fewer app installs (or increased app uninstalls) and subscription purchases, or slower member growth rates. Any of the foregoing could materially adversely affect our business, financial condition and results of operations.

Inappropriate actions by certain of our members could be attributed to us and cause damage to our brands.
Our members may be physically, financially, emotionally or otherwise harmed by other individuals through the use of one of our products or through features of our products. If one or more of our members suffers or alleges to have suffered any such harm as a result of the Life360 Service, we could in the future experience negative publicity or legal action that could damage our brands. Similar events affecting users of our competitors’ products and services could also result in negative publicity for our products and services, as well as the industries in which we operate, including the location sharing and tracking industries, which could in turn negatively affect our business.
The reputation of our brands may also be materially adversely affected by the actions of our members that are deemed to be hostile, offensive, inappropriate or unlawful. Furthermore, members have in the past used competitor products and may use our products for illegal or harmful purposes such as stalking or theft, rather than for their intended purposes. While we have systems and processes in place that aim to monitor and review the appropriateness of the content accessible through our products and services and have adopted policies regarding illegal, offensive or inappropriate use of our products and services, our members have in the past, and could in the future, nonetheless engage in activities that violate our policies. Additionally, while our policies attempt to address illegal, offensive or inappropriate use of our products, we cannot control how our members engage on our products. These safeguards may not be sufficient to avoid harm to our reputation and brands, especially if such hostile, offensive or inappropriate use is well-publicized.
Our business could be harmed if we are unable to accurately forecast demand for our products and services and to adequately manage our product inventory.
We invest broadly in our business, and such investments are driven by our expectations of the future success of a product or service. For example, our Tile and Jiobit hardware often require investments with long lead times. We must forecast inventory needs and expenses and place orders sufficiently in advance with our third-party suppliers and contract manufacturers based on our estimates of future demand for particular products. Our ability to accurately forecast demand for our products and services could be affected by many factors, including an increase or decrease in demand for our products and services or for our competitors’ products and services, unanticipated changes in general market or economic or political conditions, and business closures and other actions taken to combat COVID-19 and other pandemics and epidemics or as a result of current events. An inability to correctly forecast the success of a particular product or service could harm our business.
If we underestimate demand for a particular product, our contract manufacturers and suppliers may not be able to deliver sufficient quantities of that product to meet our requirements, and we may experience a shortage of that product available for sale or distribution. If we overestimate demand for a particular product, we may experience excess inventory levels for that product and the excess inventory may become obsolete or out-of-date. Inventory levels in excess of demand may result in inventory write-downs or write-offs and the sale of excess inventory at further discounted prices, which could negatively impact our gross profit and our business.

Our growth and profitability rely, in part, on our ability to attract members through cost-effective marketing efforts. Any failure in these efforts could materially adversely affect our business, financial condition and results of operations.
Attracting members involves considerable expenditure for online and offline marketing. Historically, we have had to increase our marketing expenditures over time in order to build our brand awareness, attract members and drive our long-term growth. Evolving consumer behavior has affected, and will in the future affect, the availability of profitable marketing opportunities. For example, as consumers communicate less via email and more via text messaging, messaging apps and other virtual means, the reach of email campaigns designed to attract new and repeat members for our products is adversely impacted. To continue to reach potential members and grow our businesses, we must identify and devote our overall marketing expenditures to newer advertising channels, such as mobile and online video platforms as well as targeted campaigns in which we communicate directly with potential, former and current members via new virtual means. We currently rely on member acquisition through paid efforts on a limited basis and are not reliant on it for our member growth. Our paid acquisition efforts include paid search in app stores as well as commercials on streaming television. Generally, the opportunities in and sophistication of newer advertising channels are relatively undeveloped and unproven, and we may not be able to continue to appropriately manage and fine-tune our marketing efforts in response to these and other trends in the marketing and advertising industries. Any failure to do so could materially adversely affect our business, financial condition and results of operations.
Distribution and marketing of, and access to, our products and services depends, in significant part, on third-party publishers and platforms. If these third parties change their policies in such a way that restricts our business, increases our expenses or limits, prohibits or otherwise interferes with or changes the terms of the distribution, use or marketing of our products and services in any material way or affects our ability to collect revenue, our business, financial condition and results of operations may be adversely affected.
We market and distribute our products and services (including the Life360 app, Tile app and Jiobit app) through third-party publishers and distribution channels. Our mobile applications are almost exclusively accessed through our Channel Partners. Our ability to market our brands on any given property or channel is subject to the policies of the relevant third party. There is no guarantee that popular mobile platforms will continue to feature our products, or that mobile device users will continue to use our products and services rather than competing ones. Because Life360 is only used on mobile devices, it must remain interoperable with popular mobile operating systems, networks, technologies, products, and standards that we do not control, such as the Android and iOS operating systems and related hardware, including but not limited to GPS, accelerometers and gyrometers. Any changes, bugs, or technical issues in such systems, or changes in our relationships with mobile operating system partners, handset manufacturers, or mobile carriers, or in their terms of service or policies that degrade our products’ functionality, reduce or eliminate our ability to update or distribute our products, give preferential treatment to competitive products, limit our ability to deliver, target, or measure the effectiveness of ads, or charge fees related to the distribution of our products or our delivery of ads could materially adversely affect the usage of our products and services on mobile devices.
We are subject to the standard policies and terms of service of these third-party platforms, which generally govern the promotion, distribution, content, and operation of applications on such platforms. Each platform provider (each a “Channel Partner”) has broad discretion to change its policies and interpret its terms of service and other policies with respect to us and other companies, including changes that may be unfavorable to us and may limit, eliminate or otherwise interfere with our ability to distribute or market through their stores, affect our ability to update our applications, including to make bug fixes or other feature updates or upgrades and affect our ability to access native functionality or other aspects of mobile devices and our ability to access information about our members that they collect. A platform provider may also change how the personal information of its users is made available to developers on its platform, limit the use of personal information for advertising purposes, restrict how members can share information on its platform or across platforms, or significantly increase the level of compliance or requirements necessary to use its platform.
In addition, the platforms we use may dictate rules, conduct or technical features relating to the collection, storage, use, transmission, sharing and protection of personal information and other consumer data, which may result in substantial costs and may necessitate changes to our business practices, which in turn may compromise our growth strategy, adversely affect our ability to attract, monetize or retain members, and otherwise adversely affect our reputation, legal and regulatory exposures, business, financial condition and results of operations. Any failure or perceived failure by us to comply with these platform-dictated rules, conduct or technical features may result in investigations or enforcement actions, litigation, or public statements against us, which in turn could result in significant liability or temporary or permanent suspension of our business activities with these platforms, cause our members to lose trust in us, and otherwise compromise our growth strategy, adversely affect our ability to attract, monetize or retain members, and otherwise adversely affect our reputation, legal exposures, business, financial condition and results of operations.

If we violate, or a distribution platform provider believes we have violated, a distribution platform’s terms of service, or if there is any change or deterioration in our relationship with such distribution provider, that platform provider could limit or discontinue our access to its platform. For example, in August 2020, our Channel Partners removed mobile apps from their platforms for violating their standard policies and terms of service which include policies against selling location data to brokers. If one of our distribution platform partners were to limit or discontinue our access to their platform, it could significantly reduce our ability to distribute our products to members, decrease the size of the member base we could potentially convert into subscribers, or decrease the revenues we derive from subscribers or advertisers, each of which could adversely affect our business, financial condition and results of operations.
We also rely on the continued popularity, member adoption, and functionality of third-party platforms. In the past, some of these platform providers have been unavailable for short periods of time or experienced issues with their in-app purchasing functionality. If either of these events recurs on a prolonged, or even short-term, basis or if similar issues arise that impact members’ ability to access our products and services, our business, financial condition, results of operations and reputation may be harmed. Third-party platforms may also impose certain file size limitations, which could limit the ability of our members to download some of our larger app updates over-the-air.
Furthermore, the owners of mobile operating systems provide consumers with the ability to download products that compete with Life360. We have no control over our Channel Partners’ operating systems or hardware or hardware manufactured by other original equipment manufacturers, and any changes to these systems or hardware could degrade the functionality of our mobile apps, impact the accessibility, speed or other performance aspects of our mobile apps or give preferential treatment to competitive products. If issues arise with third-party platforms that impact the visibility or availability of our products and services, our members’ ability to access our products and services or our ability to monetize our products and services, or otherwise impact the design or effectiveness of our software, our business, financial condition and results of operations could be adversely affected.
In addition, many of our subscription fees are collected by our Channel Partners and remitted to us. Historically, the number of new and retained members recorded by Life360’s internal database has differed from the number recorded by our Channel Partners in their respective databases and direct revenue is recognized based on the invoices received from our Channel Partners. Any delay to a remittance from our Channel Partners or difference in the numbers in our respective databases may lead to distortions between our expected direct revenue and our actual direct revenue and may have an adverse effect on our business, financial condition and results of operations.
We depend on retailers and distributors to sell and market our hardware products, and our failure to maintain and further develop our sales channels could harm our business.
We primarily sell our products through retailers and distributors and depend on these third parties to sell and market our products to consumers. Any changes to our current mix of retailers and distributors could adversely affect our gross margin and could negatively affect both our brand image and our reputation. Our sales depend, in part, on retailers adequately displaying our products, including providing attractive space and point of purchase displays in their stores, and training their sales personnel to sell our products. If our retailers and distributors are not successful in selling our products, our hardware revenue would decrease and we could experience lower gross margin due to product returns or price protection claims. Our retailers also often offer products and services of our competitors in their stores. In addition, our success in expanding and entering into new markets internationally will depend on our ability to establish relationships with new retailers and distributors. We also sell through, and will need to continue to expand our sales through, online retailers. If we do not maintain our relationship with existing retailers and distributors or if we fail to develop relationships with new retailers and distributors, our ability to sell our products and services could be adversely affected and our business may be harmed.
For the fiscal year ended December 31, 2022, Amazon.com accounted for approximately 13% of our total revenue. The Company had no significant retail distributors during the fiscal years ended December 31, 2021 or December 31, 2020.
Select retailers and distributors make up the majority of our distribution channels. Accordingly, the loss of a small number of our large retailers distributors, and distribution channels, or the reduction in business with, or access to, one or more of these retailers, distributors, or distribution channels could have a significant adverse impact on our operating results.

We rely on a limited number of suppliers, manufacturers, and fulfillment partners for our smart trackers. A loss of any of these partners could negatively affect our business.
We rely on a limited number of suppliers to manufacture and transport our smart trackers, including in some cases only a single supplier for some of our products and components. We outsource the manufacturing of our Tile and Jiobit devices to one contract manufacturer, using our design specifications. Jiobit also utilizes other contract manufacturers for additional accessory production. To ensure the quality of our products, we conduct routine product audits.
We also work with third-party fulfillment partners that package and deliver our products to multiple locations worldwide, which allows us to reduce order fulfillment time, reduce shipping costs, and improve inventory flexibility. Our reliance on a limited number of manufacturers and fulfillment partners for each of our smart trackers increases our risk since we do not currently have alternative or replacement manufacturers beyond these key parties. In the event of interruption from any of our manufacturers or fulfillment partners, we may not be able to increase capacity from other sources or develop alternate or secondary sources without incurring material additional costs and substantial delays. Furthermore, our primary manufacturer’s facilities are located in the PRC and Malaysia. Thus, our business could be adversely affected if one or more of our suppliers is impacted by a natural disaster, political, social or economic instability, such as the Russian invasion of Ukraine, bank failures, changing foreign regulations, labor unrest, pandemics, including unknown and unforeseen consequences of emerging variants of the COVID-19 pandemic, or any other interruption at a particular location.
If we experience a significant increase in demand for our smart trackers, or if we need to replace an existing supplier or partner, we may be unable to supplement or replace them on terms that are acceptable to us, if at all, which could limit our ability to deliver our products to our members in a timely manner. If we are unable to enter into such an agreement, it could cause an adverse effect on our business, financial condition and results of operations. For example, it may take a significant amount of time to identify a manufacturer or fulfillment partner that has the capability and resources to build our products to our specifications in sufficient volume. Identifying suitable suppliers, manufacturers, and fulfillment partners is an extensive process that requires us to become satisfied with their quality control, technical capabilities, responsiveness and service, financial stability, regulatory compliance, and labor and other ethical practices. Accordingly, a loss of any of our significant suppliers, manufactures, or fulfillment partners could have an adverse effect on our business, financial condition and results of operations.
We have limited control over our suppliers, manufacturers, fulfillment partners and inflation in costs, which may subject us to significant risks, including the potential inability to produce or obtain quality products and services on a timely basis or in sufficient quantity.
We have limited control over our suppliers, manufacturers, fulfillment partners and inflation in costs, which subjects us to risks, including, among others:
•inability to satisfy demand for our smart trackers;
•reduced control over delivery timing and product reliability;
•reduced ability to monitor the manufacturing process and components used in our smart trackers;
•limited ability to develop comprehensive manufacturing specifications that take into account any materials shortages or substitutions;
•variance in the manufacturing capability of our third-party manufacturers;
•design and manufacturing defects;
•price increases;
•failure of a significant supplier, manufacturer, or fulfillment partner to perform its obligations to us for technical, market, or other reasons;
•difficulties in establishing additional supplier, manufacturer, or fulfillment partner relationships if we experience difficulties with our existing suppliers, manufacturers, or fulfillment partners;
•shortages of materials or components;
•misappropriation of our intellectual property;
•exposure to natural catastrophes, political unrest, terrorism, labor disputes, and economic instability resulting in the disruption of trade from foreign countries in which our smart trackers are manufactured or the components thereof are sourced;

•changes in local economic conditions in the jurisdictions where our suppliers, manufacturers, and fulfillment partners are located including as a result of global supply chain issues;
•the imposition of new laws and regulations, including those relating to labor conditions, quality and safety standards, imports, duties, tariffs, taxes, and other charges on imports, as well as trade restrictions and restrictions on currency exchange or the transfer of funds; and
•insufficient warranties and indemnities on components supplied to our manufacturers or performance by our partners.
Further, international operations entail a variety of risks, including currency exchange fluctuations, challenges in staffing and managing foreign operations, tariffs and other trade barriers, unexpected changes in legislative or regulatory requirements of foreign countries that manufacture, or into which we sell, our products and services, difficulties in obtaining export licenses or in overcoming other trade barriers, laws and business practices favoring local companies, political and economic instability, difficulties protecting or procuring intellectual property rights, and restrictions resulting in delivery delays and significant taxes or other burdens of complying with a variety of foreign laws. For example, given ongoing supply chain issues, we are prioritizing hardware inventory allocation for the benefit of bundled subscription offers over retail sales. Additionally, in February 2022, Russia invaded Ukraine. The EU and other governments in jurisdictions in which our apps are available for download have imposed severe sanctions and export controls against Russia and Russian interests, and have threatened additional sanctions and controls. It is not possible to predict the broader consequences of this conflict, which could include further sanctions, embargoes, greater regional instability, geopolitical shifts and other adverse effects on macroeconomic conditions, currency exchange rates, supply chains and financial markets.
The occurrence of any of these risks, especially during seasons of peak demand, could cause us to experience a significant disruption in our ability to produce and deliver our products and services to our customers.
If we do not successfully coordinate the worldwide manufacturing and distribution of our products, we could lose sales, which could materially adversely affect our business, financial condition and results of operations.
Our business requires us to coordinate the manufacture and distribution of our Tile and Jiobit products across the United States and over the world. We rely on third parties to manufacture our products, manage centralized distribution centers and transport our products. If we do not successfully coordinate the timely manufacturing and distribution of our products, if our manufacturers, distribution logistics providers or transport providers are not able to successfully and timely process our business or if we do not receive timely and accurate information from such providers, and especially if we expand into new product categories or our business grows in volume, we may have an insufficient supply of products to meet customer demand, lose sales, experience a build-up in inventory, incur additional costs, and our financial condition and results of operations may be adversely affected.
As a result of our products being manufactured in the PRC and Malaysia, we are reliant on third parties to get our products to distributors around the world. Transportation costs, fuel costs, labor unrest, political unrest, natural disasters, regional or global pandemics, including emerging variants of COVID-19 and consequences thereof, and other adverse effects on our ability, timing and cost of delivering products can increase our inventory, decrease our margins, adversely affect our relationships with distributors and other customers and otherwise adversely affect our financial condition and results of operations.
A significant portion of our annual retail orders and product deliveries generally occur in the last quarter of the year which includes the important selling periods in November (Black Friday and Cyber Monday) and December (Christmas and Hanukkah) in large part to seasonal holiday demand. This places pressure on our supply chain and could adversely affect our revenues and profitability if we are unable to successfully fulfill customer orders during this quarter.

Our primary manufacturer’s facilities are located in the PRC and Malaysia. Uncertainties with respect to the legal system of the PRC, including uncertainties regarding the enforcement of laws, and sudden or unexpected changes in policies, laws and regulations in the PRC could materially adversely affect us. Disruption in the supply chains from the PRC and Malaysia could also adversely affect our business.
Our primary manufacturer’s operations in the PRC are governed by Chinese laws and regulations. The Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. The central Chinese government or local governments having jurisdiction within the PRC may impose new, stricter regulations, or interpretations of existing regulations. The Company’s primary manufacturer in the PRC may be subject to regulation and interference by various political, governmental and regulatory entities in the provinces in which it operates, including local and municipal agencies and other governmental divisions. As such, any such future laws or regulations may impair the ability of our primary manufacturer to operate and may increase its costs. If our primary manufacturer incurs increased costs, it may attempt to pass such costs on to us. Any such increased expenses or disruptions to the operations of our primary manufacturer could adversely impact our results of operations, as well as our ability to deliver our products to our members in a timely manner and to meet demand for our smart trackers.
The PRC’s legal system is a civil law system based on written statutes. Unlike the common law system, prior court decisions under the civil law system may be cited for reference but have limited precedential value. Since 1979, the Chinese government has promulgated laws and regulations in relation to economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade, with a view to developing a comprehensive system of commercial law. Due to the fact that these laws and regulations have not been fully developed, and because of the limited volume of published cases and the non-binding nature of prior court decisions, interpretation of Chinese laws and regulations involves a degree of uncertainty. Some of these laws may be changed without immediate publication or may be amended with retroactive effect. Furthermore, since the PRC’s legal system continues to rapidly evolve, the interpretations of many laws and regulations are not always uniform and enforcement of these laws and regulations involves uncertainties. As a result, our primary manufacturer may not be aware of their violation of any of these policies and rules until sometime after the violation. Such unpredictability towards contractual, property and procedural rights and any failure to quickly respond to changes in the regulatory environment in the PRC could adversely affect our primary manufacturer’s business, which in turn may impede our ability to deliver our products to our members in a timely manner and to meet demand for our smart trackers or may result in increased expenses for us. Such actions could have a material adverse effect on our business, financial condition, and results of operations. Although we may from time to time seek to secure a back-up manufacturer outside of the PRC, we may not be able to do so in a timely manner, on acceptable terms, or at all.
Additionally, disruption in our supply chain from our primary manufacturer’s facilities in Malaysia could also significantly impact our ability to fill customer orders for our products. Our supply chain could be adversely impacted by the uncertainties of health concerns and related governmental restrictions, natural disasters, inclement weather conditions, civil unrest including wars and armed conflicts, contractual disagreements, labor unrest, strikes, acts of terrorism, breaches of data security, and other adverse events. For example, the facilities in Malaysia could be temporarily closed or operated at substantially reduced levels due to a COVID-19-related lockdown. Further, we may be exposed to fluctuations in the value of the local currency in the countries in which manufacturing occurs. Future appreciation of these local currencies could increase our costs. In addition, our labor costs could rise as wage rates increase and the available labor pool declines. These conditions could adversely affect our financial results.
Our apps are currently available for download internationally and in the future we expect to penetrate additional international regions, including certain markets and regions in which we have limited experience, which subjects us to a number of additional risks.
As of December 31, 2022, international members represented over 36% of our total Monthly Active Users (“MAUs”) and accounted for approximately 8% of revenue. Offering our apps for download internationally and rolling out full-service memberships outside of the United States, particularly in countries in which we have limited experience, exposes us to a number of additional risks including, among others:
•operational and compliance challenges caused by distance, language, and cultural differences;
•difficulties in staffing and managing international operations and differing labor regulations for contractors and certain Tile employees working internationally;
•differing levels of social and technological acceptance and adoption of our products and services or lack of acceptance of them generally and the risk that our products and services may not resonate as deeply in certain international markets;

•foreign currency fluctuations;
•restrictions on the transfer of funds among countries and back to the United States, as well as costs associated with repatriating funds to the United States;
•differing and potentially adverse tax laws and consequences;
•multiple, conflicting and changing laws, rules and regulations, and difficulties understanding and ensuring compliance with those laws by our Company, our employees and our business partners, over whom we exert no control, and other government requirements, approvals, permits and licenses;
•compliance challenges due to different requirements and processes set out in different laws and regulatory environments, particularly in the case of privacy, data security intermediary liability, and consumer protection;
•competitive environments that favor local businesses or local knowledge of such environments;
•limited or insufficient intellectual property protection, or the inability or difficulty to obtain, maintain, protect or enforce intellectual property rights or to obtain intellectual property licenses from third parties, which could make it easier for competitors to capture increased market position;
•use of international data hosting platforms and other third-party platforms;
•low usage and/or penetration of internet connected consumer electronic devices;
•political, legal, social or economic instability (such as the Russian invasion of Ukraine or bank failures);
•laws and legal systems less developed or less predictable than those in the United States;
•trade sanctions, political unrest, terrorism, war, pandemics and epidemics or the threat of any of these events (such as COVID-19); and
•breaches or violation of any export and import laws, anti-bribery or anti-corruption laws, anti-money laundering rules or other rules or regulations applicable to our business, including but not limited to the Foreign Corrupt Practices Act of 1977, as amended.
The occurrence of any or all of the risks described above could adversely affect our international operations, which could in turn adversely affect our business, financial condition and results of operations.
We rely on key Data Partners, and any termination of our agreements with such Data Partners could have a material adverse effect on our revenues, business, financial condition and results of operations.
We generate indirect revenue from key partners through the sale of data insights derived from the personal data we collect from our members. This revenue represented approximately 10%, 17% and 20% of our revenue for the years ended December 31, 2022, 2021, and 2020, respectively. Termination of agreements with key partners may adversely impact our future financial performance.
In January 2022, Life360 announced a new partnership agreement with a key data partner (“Data Partner”), a provider of anonymized aggregated analytics for the retail ecosystem. As part of this partnership, the Data Partner will provide data processing and analytics services to Life360 and will have the right to commercialize solely aggregated data insights. This partnership marked the beginning of Life360’s exit from its legacy data sales model and transition to commercialize solely aggregated data, while still providing members the option to opt out of even aggregated data sales. There is a risk that demand for this aggregated data will decrease, which could adversely impact our ability to renew the agreement upon the expiration of the initial term. There is also a risk that the supply of aggregated data by other parties will increase which may adversely impact our ability to continue to generate revenue from the sale of aggregated data at the end of the current contract term. In addition, under limited circumstances where we may terminate the agreement before the end of the term, we could be liable for termination payments ranging from $5 million to $10 million. In addition, we have agreed to pay the Data Partner liquidated damages in the amount of $20 million if we fail to timely cure a breach of the exclusivity requirements under the agreement.

Our future success depends on the continuing efforts of our executive officers and other key employees and our ability to attract and retain highly skilled personnel and senior management.
We currently depend on the continued services and performance of our executive officers and other key employees. If one or more of our executive officers or other key employees were unable or unwilling to continue their employment with us, we may not be able to replace them easily, in a timely manner, or at all. The risk that competitors or other companies may poach our talent increases as we continue to build our brands and become more well-known. Our key personnel have been, and may continue to be, subject to poaching efforts by our competitors and other internet and high-growth companies, including well-capitalized players in the social media and consumer internet space. The loss of key personnel, including members of management, as well as key engineering, product development, marketing, and sales personnel, could disrupt our operations and have a material adverse effect on our business. The success of our brands also depends on the commitment of our key personnel. To the extent that any of our key personnel act in a way that does not align with our values, our reputation could be materially adversely affected. See “—###”
Our future success will depend upon our continued ability to identify, hire, develop, motivate and retain highly skilled individuals across the globe, with the continued contributions of our senior management being especially critical to our success. Competition for well-qualified, highly skilled employees in our industry is intense and our continued ability to compete effectively depends, in part, upon our ability to attract and retain new employees. While we have established programs to attract new employees and provide incentives to retain existing employees, particularly our senior management, we cannot guarantee that we will be able to attract new employees or retain the services of our senior management or any other key employees in the future. Additionally, we believe that our culture and core values have been, and will continue to be, a key contributor to our success and our ability to foster the innovation, creativity and teamwork we believe we need to support our operations. If we fail to effectively manage our hiring needs and successfully integrate our new hires, or if we fail to effectively manage remote work arrangements, our efficiency and ability to meet our forecasts and our ability to maintain our culture, employee morale, productivity and retention could suffer, and our business, financial condition and results of operations could be materially adversely affected.
Finally, effective succession planning is also important to our future success. While our remuneration and nomination committee is responsible for overseeing and implementing proper succession plans for the Company, if we fail to ensure the effective transfer of senior management knowledge and smooth transitions involving senior management across our various businesses, our ability to execute short and long term strategic, financial and operating goals, as well as our business, financial condition and results of operations generally, could be materially adversely affected.
Our employees, consultants, third-party providers, partners and competitors could engage in misconduct that materially adversely affects us.
Our employees, consultants, third-party providers, partners and competitors could engage in misconduct, including the misuse of data and intentional failures to comply with applicable laws and regulations (including those related to cybersecurity and data privacy or those prohibiting a wide range of pricing, discounting and other business arrangements), report financial information or data accurately or disclose unauthorized activities. Such misconduct could result in legal or regulatory sanctions and cause serious harm to their and our reputation. It is not always possible to identify and deter misconduct by employees, consultants, third-party providers or partners, and any other precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses, or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, whether or not we are successful in defending against them, we could be exposed to legal liability (including civil, criminal and administrative penalties), incur substantial costs and damage to our reputation and brands, and we could fail to retain key employees. Additionally, any misconduct or perception of misconduct by our members that is attributed to us, our employees, consultants, third-party providers, partners or competitors could seriously harm our business or reputation. See “—###” and “###”
If we fail to offer high-quality customer support, our customer satisfaction may suffer, and it may have a negative impact on our business and reputation.
Many of our members rely on our customer support services to resolve issues, including technical support, billing and subscription issues, which may arise. If demand increases, or our resources decrease, we may be unable to offer the level of support our customers expect. Any failure by us to maintain the expected level of support could reduce member satisfaction and negatively impact our customer retention, our business and reputation.

Our growth strategy includes expanding in international markets which requires significant resources and management attention. Failure to execute on our growth strategy could have an adverse impact on our business, financial condition and results of operations.
We have expanded to new international markets and are growing our operations in existing international markets, which may have very different cultures and commercial, legal, and regulatory systems than the markets in which we predominately operate. In addition, scaling our business to international markets imposes complexity on our business, and requires additional financial, legal, and management resources. An inability to manage this expansion successfully may have an adverse impact on our business, financial condition and results of operations.
If we cannot maintain our corporate culture as we grow, our business may be harmed.
We believe that our corporate culture has been a critical component to our success and that our culture creates an environment that drives and perpetuates our overall business strategy. We have invested substantial time and resources in building our team, and we expect to continue to hire aggressively as we expand, including with respect to any potential international expansions we may pursue. As we grow and mature, we may find it difficult to maintain our corporate culture. Any failure to preserve our culture could negatively affect our future success, including our ability to recruit and retain personnel and effectively focus on and pursue our business strategy.
Investment in new business strategies and acquisitions could disrupt our ongoing business, present risks not originally contemplated and materially adversely affect our business, reputation, results of operations and financial condition.
We have invested, and in the future may invest, in new business strategies or acquisitions. Such endeavors may involve significant risks and uncertainties, including distraction of management from current operations, greater-than-expected liabilities and expenses, economic, political, legal and regulatory challenges associated with operating in new businesses, regions or countries, inadequate return on capital, potential impairment of tangible and intangible assets, and significant write-offs. Investment and acquisition transactions are exposed to additional risks, including failing to obtain required regulatory approvals on a timely basis or at all, or the imposition of onerous conditions that could delay or prevent us from completing a transaction or otherwise limit our ability to fully realize the anticipated benefits of a transaction. These new ventures are inherently risky and may not be successful. The failure of any significant investment could materially adversely affect our business, reputation, results of operations and financial condition.
Our recently completed acquisitions of Jiobit and Tile present numerous risks that may affect our ability to realize the anticipated strategic and financial goals from the acquisitions.
Risks we may face in connection with our acquisitions and integrations of Jiobit and Tile include, among others:
•We may not realize the benefits we expect to receive from the transactions, including anticipated synergies;
•We may have difficulties managing Jiobit’s or Tile’s technologies and lines of business or retaining key personnel from Jiobit or Tile;
•The acquisitions may not further our business strategy as we expected, we may not successfully integrate Jiobit or Tile as planned, there could be unanticipated adverse impacts on Jiobit’s or Tile’s business, or we may otherwise not realize the expected return on our investments, which could adversely affect our business or results of operations and potentially cause impairment to assets that we record as a part of an acquisition;
•Our business, financial condition and results of operations may be adversely impacted by (i) claims or liabilities related to Jiobit’s or Tile’s business including, among others, claims from government agencies, terminated employees, current or former members, business partners or other third parties; (ii) pre-existing contractual relationships or lines of business of Jiobit or Tile that we would not have otherwise entered into, the termination or modification of which may be costly or disruptive to our business; (iii) unfavorable accounting treatment as a result of Jiobit’s or Tile’s practices; (iv) intellectual property claims or disputes; and (v) pre-existing lack of controls or difficulty with technical and data integrations resulting in data privacy, data security, and consumer protection risks that could lead to litigation or regulatory investigations or enforcement activity;
•The manufacturing of Tile and Jiobit products is outsourced to a single manufacturer and if the contract is terminated or not renewed, we would be required to enter into a new agreement with another manufacturer that may not be available on reasonable terms, potentially resulting in new and unexpected operational complexities and costs;
•We may fail to maintain existing agreements with Jiobit and Tile partners and alternative partnerships may not be available on reasonable terms, or at all;

•We may experience difficulties managing hardware inventories, including tracking movements, supply chain, and associated costs of managing hardware inventories; and
•We may have failed to identify or assess the magnitude of certain liabilities, shortcomings or other risks in Jiobit’s or Tile’s businesses prior to closing our acquisitions of Jiobit or Tile, which could result in unexpected litigation or regulatory exposure, unfavorable accounting treatment, a diversion of management’s attention and resources, and other adverse effects on our business, financial condition and results of operations.
The occurrence of any of these risks could have a material adverse effect on our business, financial condition and results of operations. See “—Investment in new business strategies and acquisitions could disrupt our ongoing business, present risks not originally contemplated and materially adversely affect our business, reputation, results of operations and financial condition.”
Our user metrics and other estimates are subject to inherent challenges in measurement, and real or perceived inaccuracies in those metrics may negatively affect our reputation and our business.
We regularly review metrics, including MAUs, Paying Circles (defined below), subscription fees paid by Paying Circles for Life360 Memberships, Average Revenue per Paying Circle (“ARPPC”), Tile subscriptions and Jiobit subscriptions to evaluate growth trends, measure our performance, and make strategic decisions. Our member metrics are calculated using internal Company data gathered on an analytics platform that we developed and operate, have not been validated by an independent third-party and may differ from estimates or similar metrics published by third parties due to differences in sources, methodologies, or the assumptions on which we rely. Our member metrics are also affected by technology on certain mobile devices that automatically runs in the background of our application when another phone function is used, and this activity can cause our system to miscount the member metrics associated with such an account. We continually seek to improve the accuracy of and our ability to track such data but, given the complexity of the systems involved and the rapidly changing nature of mobile devices and systems, we expect to continue to encounter challenges, particularly if we continue to expand in parts of the world where mobile data systems and connections are less stable. In addition, we may improve or change our methodologies for tracking these metrics over time, which could result in unexpected changes to our metrics, including the metrics we publicly disclose. As a result, while any future periods may benefit from such improvement or change, prior periods may not be as accurate or comparable, or we may need to adjust such prior periods. The methodologies used to measure these metrics require significant judgment and are also susceptible to algorithm or other technical errors. In addition, our methodologies for tracking these metrics may change over time, which could result in unexpected changes to our metrics, including the metrics we publicly disclose. If the internal systems and tools we use to track these metrics under count or over count performance or contain algorithmic or other technical errors, the data we report may not be accurate. While these numbers are based on what we believe to be reasonable estimates of our metrics for the applicable period of measurement, there are inherent challenges in measuring how our products and services are used across large populations globally.
Errors or inaccuracies in our metrics or data could also result in incorrect business decisions and inefficiencies. For instance, if a significant understatement or overstatement of active users were to occur, we may expend resources to implement unnecessary business measures or fail to take required actions to attract a sufficient number of users to satisfy our growth strategies. We continually seek to address technical issues in our ability to record such data and improve our accuracy but given the complexity of the systems involved and the rapidly changing nature of mobile devices and systems, we expect these issues to continue, particularly if we continue to expand in parts of the world where mobile data systems and connections are less stable. If our operational metrics are not accurate representations of our business, or if investors do not perceive these metrics to be accurate, or if we discover material inaccuracies with respect to these figures, our reputation may be significantly harmed, we may be subject to litigation, and our business, financial condition and results of operations could be materially adversely affected.

We have had operating losses each year since our inception and we may not achieve or maintain profitability in the future.
We have incurred operating losses each year since our inception and we may not achieve or maintain profitability in the future. Although Life360’s revenue, excluding Tile and Jiobit revenue, has increased each quarter since 2016, there can be no assurances that it will continue to do so. Our operating expenses may continue to increase in the future as we increase our sales and marketing efforts and continue to invest in the development of products and services. These efforts may be costlier than we expect and we cannot guarantee that we will be able to increase our revenue to offset our operating expenses. Our revenue growth may slow or our revenue may decline for a number of other possible reasons, including reduced demand for our products or services, increased competition, a decrease in the growth or reduction in size of our overall market, or if we fail for any reason to capitalize on our growth opportunities. If we do not achieve or maintain profitability in the future, it could materially adversely affect our business, financial condition and results of operations.
The limited operating history of our new brands, products and services makes it difficult to evaluate our current business and future prospects.
We seek to tailor each of our brands, products and services to meet the preferences of specific communities of members. Building a given brand, product or service is generally an iterative process that occurs over a meaningful period of time and involves considerable resources and expenditures. Although certain of our newer brands, products and services may experience significant growth over relatively short periods of time, the historical growth rates of these brands and products and services may not be an indication of their future growth rates generally.
We have encountered, and may continue to encounter, risks and difficulties as we build our newer brands and products. The failure to successfully scale these brands, products and services and address these risks and difficulties could adversely affect our business, financial condition and results of operations.
We have grown rapidly in recent years and have limited operating experience at our current scale of operations. If we are unable to manage our growth effectively, our brands, company culture and financial performance may suffer and place significant demands on our operational, risk management, sales and marketing, technology, compliance and finance and accounting resources.
We have experienced rapid growth and demand for our products and services since inception. We have expanded our operations rapidly, including as a result of organic growth and our acquisitions of Jiobit and Tile, and have limited operating experience at our current size. As we have grown, we have increased our employee headcount and we expect headcount growth to continue for the foreseeable future. Further, as we grow, our business becomes increasingly complex and subject to increased demands on our operational, administrative and financial resources. To effectively manage and capitalize on our growth, we must continue to scale our technology infrastructure and systems to support new products and market expansion, expand our sales and marketing, focus on innovative product and services development and upgrade our management information systems and other processes. Our future growth will depend, among other things, on our ability to maintain an operating platform and management system sufficient to address our growth. Our continued growth could strain our existing resources, and we could experience ongoing operating difficulties in managing our business across numerous jurisdictions, including difficulties in hiring, training, and managing a diffuse and growing employee base. If our management team and other key personnel do not effectively scale with our growth, we may experience erosion to our brands, the quality of our products and services may suffer, and our company culture may be harmed. Moreover, we have been, and may in the future be, subject to legacy claims or liabilities arising from our systems and controls, content or workforce in earlier periods of our rapid development. We must continue to effectively manage challenges relating to maintaining the security of our platform and the privacy and security of the information (including personal information) that is provided and utilized across our platform and implement and maintain adequate financial, business, and risk controls.
Because we have a limited history operating our business at its current scale, it is difficult to evaluate our current business and future prospects, including our ability to plan for and model future growth. Our limited operating experience at this scale, combined with the rapidly evolving nature of the markets in which we operate, substantial uncertainty concerning how these markets may develop, and other economic factors beyond our control, reduces our ability to accurately forecast quarterly or annual revenue. Failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

Our insurance coverage may be inadequate to cover future claims or losses.
We believe we are adequately covered by our current insurance policies and plan to maintain insurance as we consider appropriate for our needs. However, we will not be insured against all risks, either because the appropriate coverage is not available or because we consider the applicable premiums to be excessive in relation to the perceived benefits that would accrue. Accordingly, we may not be fully insured against all losses and liabilities that may arise from our operations. If we incur uninsured losses or liabilities, the value of our assets may be at risk.
The COVID-19 pandemic or the outbreak of any infectious disease in the United States or worldwide has adversely affected, and could continue to adversely affect, our business.
If another pandemic, epidemic, or outbreak of an infectious disease occurs in the United States or worldwide or if there are new or unforeseen consequences or effects of COVID-19, our business may be harmed. The global spread of COVID-19 has caused general business disruption worldwide since January 2020, creating significant volatility, uncertainty, and economic disruption. We have experienced, and continue to experience, effects of the COVID-19 pandemic, which include switching to operating as a remote-first company with plans to continue as such indefinitely. The extent to which the COVID-19 pandemic, or the outbreak of another infectious disease, ultimately impacts our business cannot be predicted and depends on a number of factors that are constantly evolving, including the emergence of new variants and the availability of effective vaccines.
A public health epidemic or pandemic, including COVID-19, poses the risk that Life360 or its employees, contractors, vendors and other business partners may be prevented or impaired from conducting ordinary course business activities for an indefinite period of time, including due to shutdowns necessitated for the health and well-being of our employees, the employees of business partners, or shutdowns that may be requested or mandated by governmental authorities. For example, in response to COVID-19, we took several precautions that may have adversely impacted employee productivity, such as temporarily imposing travel restrictions, and temporarily closing office locations.
Adverse developments affecting financial institutions, companies in the financial services industry, or the financial services industry generally, such as actual events or concerns involving liquidity, defaults or non-performance, could adversely affect our operations and liquidity.
Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”), as receiver. As of March 10, 2023, we had cash and cash equivalents of approximately $95.1 million, including $75.4 million in shares of money market mutual funds managed by Morgan Stanley, Blackrock and Western Asset, for which SVB acted as custodian, and $6.1 million in deposits with SVB.
Although a joint statement by the U.S. Department of the Treasury, the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and the FDIC on March 12, 2023 stated that all depositors of SVB would have access to all of their funds on the following business day and we and other depositors with SVB did, in fact, receive such access on March 13, 2023, uncertainty and liquidity concerns in the broader financial services industry remain. Inflation and rapid increases in interest rates have led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates. The U.S. Department of Treasury, FDIC and Federal Reserve Board have announced a program to provide up to $25 billion of loans to financial institutions secured by such government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments. However, widespread demand for customer withdrawals or other needs of financial institutions for immediate liquidity may exceed the capacity of such program. There is no guarantee that the U.S. Department of Treasury, FDIC and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions in a timely fashion or at all.

While we have not experienced any losses in our accounts with SVB, the recent failure of SVB exposed us to significant credit risk prior to the completion by the FDIC of the resolution of SVB in a manner that fully protected all depositors. We are in the process of transferring our accounts to one or more alternate depository institutions, the financial position of which management believes does not expose our company to significant credit risk or jeopardize our liquidity. However, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, the financial institutions with which we have arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which we have financial or business relationships, but could also include factors involving financial markets or the financial services industry generally. In addition, while it is not possible at this time to predict the extent of the impact that the failure of SVB or any other financial institution or the high market volatility and instability of the banking sector could have on the economic activity and our business in particular, the failure of other banks and financial institutions and the measures taken by governments, businesses and other organizations in response to these events could adversely impact our business, financial condition and results of operations.
Unstable market and economic conditions may adversely affect consumer discretionary spending and demand for our products and services.
As widely reported, global credit and financial markets have experienced extreme volatility and disruptions over the past several months, including declines in consumer confidence, concerns about declines in economic growth and a potential recession, bank failures, increases in the rate of inflation, increases in borrowing rates, the availability and cost of consumer credit and credit availability, and uncertainty about economic stability, including most recently in connection with actions undertaken by the U.S. Federal Reserve Board to address inflation, the ongoing Russian invasion of Ukraine, the continuing effects of the COVID-19 pandemic and supply chain disruptions. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions.
As global economic conditions continue to be volatile or economic uncertainty remains, trends in consumer discretionary spending also remain unpredictable and subject to reductions. Our products and services may be considered discretionary items for consumers. Unfavorable economic conditions may lead consumers to delay or reduce purchases of our products and services and consumer demand for our products and services may not grow as we expect. Our sensitivity to economic cycles and any related fluctuation in consumer demand for our products and services may have an adverse effect on our business, financial condition and results of operations. We cannot predict the timing, strength, or duration of any economic slowdown or any subsequent recovery generally, of any industry in particular. If the conditions in the general economy and the markets in which we operate worsen from present levels, our business, financial condition, and results of operations could be materially adversely affected.
We are affected by seasonality.
Life360 has historically experienced member and subscription growth seasonality in the third quarter of each calendar year, which includes the return to school for many of our members. Hardware sales have historically experienced revenue seasonality in the fourth quarter of each calendar year, which includes the important selling periods in November (Black Friday and Cyber Monday) and December (Christmas and Hanukkah) in large part to seasonal holiday demand. An unexpected decrease in sales over those traditionally high-volume selling periods may impact our revenue and could also result in surplus inventory and could have a disproportionate effect on our results of operations for the entire fiscal year. Seasonality in our business can also be affected by introductions of new or enhanced products and services, including the costs associated with such introductions.

We derive a portion of our revenues from lead generation offerings. If we are unable to continue to compete for these lead generation offerings, or if any events occur that negatively impact our relationships with potential advertising partners, our advertising revenues and results of operations will be negatively impacted.
We generate a portion of our revenue by delivering product offerings from partners to members in contextually relevant ways that do not feel like advertisements. Currently, lead generation at Life360 is limited to displaying auto insurance offers in the Life360 app after the member has indicated they are interested in receiving such offers by clicking on the advertisement within the app. These lead generation advertisements are broadly displayed to all members, with the exception of people under 18 years of age or who have opted out of data sales, and our partners bid for advertisement placements by setting a budget for a driving score tier. Individual driving scores are not provided to advertisers. In the future, we may offer additional third-party solutions through lead generation.
There is a risk that members may not engage with the lead generation offering at the scale necessary for potential advertising partners to spend any of their advertising budget on the lead generation offering. There is a risk that advertisers will not utilize the lead generation offering. A failure to grow the lead generation offering may have a material adverse impact on our business, financial condition and results of operations.
Our operating margins may decline as a result of increasing product costs and inflationary pressures.
Our business is subject to significant pressure on pricing and costs caused by many factors, including intense competition, the cost of components used in our products, labor costs, constrained sourcing capacity, inflationary pressure, pressure from subscribers to reduce the prices we charge for our products and services, and changes in consumer demand. Costs for the raw materials used in the manufacture of our products are affected by, among other things, energy prices, consumer demand, fluctuations in commodity prices and currency, and other factors that are generally unpredictable and beyond our control. Increases in the cost of raw materials used to manufacture our products or in the cost of labor and other costs of doing business in the United States and internationally could have an adverse effect on, among other things, the cost of our products, gross margins, results of operations, financial condition and cash flows. Moreover, if we are unable to offset any decreases in our average selling price by increasing our sales volumes or by adjusting our product mix, our business, financial condition and results of operations may be harmed.
We may require additional capital to support business growth and objectives, and this capital might not be available to us on reasonable terms, if at all, and may result in stockholder dilution.
We expect that our existing cash and cash equivalents provided by sales of our subscriptions will be sufficient to meet our anticipated cash needs and business objectives for at least the next 12 months. Our future capital requirements will depend on many factors, including our subscription growth rate, subscription renewal activity, the timing and the amount of cash received from subscribers, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced product offerings, and the continuing market adoption of our platform. We may, in the future, enter into arrangements to acquire or invest in complementary businesses, services, and technologies. However, we intend to continue to make investments to support our business growth and may require additional capital to fund our business and to respond to competitive challenges, including the need to promote our products and services, develop new products and services, enhance our existing products, services, and operating infrastructure, and potentially to acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. Any such additional funding may not be available on terms attractive to us, or at all. In addition, we may not be able to access a portion of our existing cash, cash equivalents and investments due to market conditions. For example, on March 10, 2023 and March 12,2023, the FDIC took control and was appointed receiver of SVB and Signature Bank, respectively. If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash, cash equivalents and investments may be threatened and could adversely impact our ability to meet our operating expenses, result in breaches of our contractual obligations or result in significant disruptions to our business, any of which could have a material adverse effect on our business and financial condition. Our inability to obtain additional funding when needed on acceptable terms or at all could have an adverse effect on our business, financial condition and results of operations. If additional funds are raised through the issuance of equity or convertible debt securities, holders of our common stock could suffer significant dilution, and any new shares we issue could have rights, preferences, and privileges superior to those of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions.

The accounting method for our outstanding convertible notes, embedded derivatives and other similar financial instruments could have a material effect on our reported financial results.
Our outstanding convertible notes, Embedded Derivatives (defined below) and other similar financial instruments require mark-to-market accounting treatment and could result in a gain or loss on a quarterly basis with regards to the mark-to-market value of that feature. Such accounting treatment could have a material impact on, and could potentially result in significant volatility in, our quarterly results of operations. In addition, we may be required to make cash payments upon the termination of any of these derivative contracts.
If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our results of operations could be adversely affected.
The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes appearing elsewhere in this Annual Report on Form 10-K. We base our estimates on short duration historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Management Estimates.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses. Significant estimates and judgments for the Company involve: revenue recognition, subscription revenue arrangements with multiple performance obligations, sale incentives, other revenue, costs capitalized to obtain contracts, stock-based compensation expense, common stock valuations, inventory valuation and income tax. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.
We may be required to delay recognition of some of our revenue, which may harm our financial results in any given period.
Due to specific revenue recognition requirements under GAAP, we must have very precise terms in our contracts to recognize revenue when we initially provide our products and services. Although we strive to enter into agreements that meet the criteria under GAAP for current revenue recognition on delivered performance obligations, our agreements are often subject to negotiation and revision based on the demands of our customers. The final terms of our agreements sometimes result in deferred revenue recognition, which may adversely affect our financial results in any given period. In addition, more customers may require extended payment terms, shorter term contracts or alternative arrangements that could reduce the amount of revenue we recognize upon delivery of our other products and services, and could adversely affect our short-term financial results.
Furthermore, the presentation of our financial results requires us to make estimates and assumptions that may affect revenue recognition. In some instances, we could reasonably use different estimates and assumptions, and changes in estimates are likely to occur from period to period. Accordingly, actual results could differ significantly from our estimates.
Our financial condition and results of operations are subject to foreign currency fluctuation risks.
A portion of our revenue is denominated in foreign currency. Accordingly, our revenue will be affected by fluctuations in the rates by which the U.S. dollar is exchanged with foreign currency. For example, a weakening in the value of the U.S. dollar as compared to the Australian dollar would have the effect of reducing the U.S. dollar value of Australian dollar revenue. Alternatively, a weakening of the Australian dollar as compared to the U.S. dollar would have an effect of increasing the U.S. dollar value of Australian dollar revenue. Although we take steps to manage currency risk (for example via hedging strategies), adverse movements in the U.S. dollar against the foreign currency revenue may have an adverse impact on our business, financial condition and results of operations. Additionally, hedging strategies are also inherently risky and could expose us to additional risks that could harm our financial condition and results of operations. We have not historically used foreign exchange contracts to help manage foreign exchange rate exposures.

Risks Related to Privacy and Cybersecurity
We are subject to stringent and evolving U.S. and foreign laws, regulations, rules, contractual obligations, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse business consequences.
In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, processing) personal data and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, sensitive third-party data, business plans, transactions, and financial information (collectively, sensitive data). Our data processing activities may subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations relating to data privacy and security.
In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, the CCPA requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights. The CCPA provides for civil penalties of up to $7,500 per violation and allows private litigants affected by certain data breaches to recover significant statutory damages. In addition, the CPRA, operative on January 1, 2023, expands the CCPA’s requirements, including applying to personal data of business representatives and employees and establishing a new regulatory agency to implement and enforce the law. Other states, such as Virginia and Colorado, have also passed comprehensive privacy laws, and similar laws are being considered in several other states, as well as at the federal and local levels. These developments may further complicate compliance efforts and may increase legal risk and compliance costs for us and the third parties upon whom we rely.
Federal, state and local privacy and consumer protection laws also govern specific technologies that we employ or how we market to, and otherwise communicate with, our members. For example, the CAN-SPAM and the TCPA impose specific requirements on communications with consumers. The TCPA, for instance, imposes various consumer consent requirements and other restrictions on certain telemarketing activity and other communications with consumers by phone, fax or text message. TCPA violations can result in significant financial penalties, including penalties or criminal fines imposed by the Federal Communications Commission (“FTC”) or fines of up to $1,500 per violation imposed through private litigation or by state authorities. We also use parental consent and identity verification technologies that may subject us to state and local biometric privacy laws. For example, the Illinois Biometric Information Privacy Act (“BIPA”), regulates the collection, use, safeguarding, and storage of biometric information. The TCPA and BIPA provide for substantial penalties and statutory damages and have generated significant class action activity. The cost of litigating and settling claims that we have violated the TCPA, BIPA or similar laws could be significant.
We are also subject to the COPPA, which applies to operators of certain websites and online services directed to children under the age of 13 or with actual knowledge that they collect or maintain personal information from children under the age of 13. COPPA may be enforced by state Attorneys General or the FTC, which is empowered to impose civil penalties of up to $46,517 per violation as well as injunctive and equitable relief for violations. Although we strive to ensure that our business and mobile applications are compliant with applicable COPPA obligations, these requirements may be modified, interpreted, or applied in new manners that we may be unable to anticipate or prepare for appropriately. Additionally, laws and regulations that apply to children’s data have been adopted in recent years, including the EU GDPR and the UK GDPR, the CCPA, the Age Appropriate Design Code enacted by the United Kingdom’s Information Commissioner’s Office, and California’s Age-Appropriate Design Code Act, which takes effect July 1, 2024.
Outside the United States, an increasing number of laws, regulations, and industry standards may govern data privacy and security. For example, under the EU GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros or 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.

In addition, we may be unable to transfer personal data from Europe and other jurisdictions to the United States or other countries due to data localization requirements or limitations on cross-border data flows. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the EEA and the UK have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA and UK’s standard contractual clauses, these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK, or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Some European regulators have prevented companies from transferring personal data out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.
In addition to data privacy and security laws, we may be contractually subject to industry standards adopted by industry groups and may become subject to such obligations in the future. We may also be bound by other contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful.
We may publish privacy policies, marketing materials, and other statements, such as compliance with certain certifications or self-regulatory principles, regarding data privacy and security. If these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, or not representative of our practices, we may be subject to investigation, enforcement actions by regulators, or other adverse consequences.
In addition, major technology platforms on which we rely, privacy advocates, and industry groups have regularly proposed, and may propose in the future, platform requirements or self-regulatory standards by which we are legally or contractually bound. If we fail to comply with these contractual obligations or standards, we may lose access to technology platforms on which we rely and face substantial regulatory enforcement, liability, and fines. For example, in 2021 one of our Channel Partners began to require mobile applications using its operating system, iOS, to affirmatively (on an opt-in basis) obtain an end user’s permission to “track them across apps or websites owned by other companies” or access their device’s advertising identifier for advertising and advertising measurement purposes. Other technology platforms are considering similar restrictions. Such restrictions could limit the efficacy or our marketing activities. In addition, consumer resistance to the collection and sharing of the data used to deliver targeted advertising, increased visibility of consent or “do not track” mechanisms (such as browser signals from the Global Privacy Control) as a result of industry regulatory or legal developments, the adoption by consumers of browser settings or “ad-blocking” software, and the development and deployment of new technologies could materially impact our ability to collect data or reduce our ability to deliver relevant promotions or media, which could materially impair the results of our operations.
In addition, European legislative proposals and present laws and regulations – other than the EU and UK GDPR – apply to cookies and similar tracking technologies, electronic communications, and marketing. In the EU and the UK, regulators are increasingly focusing on compliance with requirements related to the behavioral, interest-based, or tailored advertising ecosystem. It is anticipated that the ePrivacy Regulation and national implementing laws will replace the current national laws implementing the ePrivacy Directive. Compliance with these laws may require us to make significant operational changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, and subject us to liabilities. Outside of Europe, other laws further regulate behavioral, interest-based, or tailored advertising, making certain online advertising activities more difficult and subject to additional scrutiny. For example, the CCPA grants California residents the right to opt-out of a company’s sharing of personal data for advertising purposes in exchange for money or other valuable consideration.
Further, our business relies significantly on our ability to accept credit or debit card payments. Such payments are subject to the PCI DSS. The PCI DSS requires companies to adopt certain measures to ensure the security of cardholder information, including using and maintaining firewalls, adopting proper password protections for certain devices and software, and restricting data access. Noncompliance with PCI DSS can result in penalties ranging from $5,000 to $100,000 per month by credit card companies, litigation, damage to our reputation, and revenue losses. We may also rely on vendors to process payment card data, and those vendors may be subject to PCI DSS, and our business may be negatively affected if our vendors are fined or suffer other consequences as a result of PCI DSS noncompliance.

Obligations related to data privacy and security are quickly changing, becoming increasingly stringent, and creating regulatory uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources and may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal data on our behalf.
We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties on whom we rely, may fail to comply with such obligations, which could negatively impact our business operations. If we or the third parties on which we rely fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims); additional reporting requirements and/or oversight; bans on processing personal data; and orders to destroy or not use personal data. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.
We have in the past received inquiries and/or been subject to investigations, proceedings, orders, or various government inquiries regarding our data privacy and security practices and processing.
If our information technology systems or data, or those of third parties upon which we rely, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse consequences.
In the ordinary course of our business, we and the third parties upon which we rely may process proprietary, confidential, and sensitive data (such as precise geolocation data and information relating to children and minors under 16 and their devices), and, as a result, we and the third parties upon which we rely face a variety of evolving threats, including but not limited to ransomware attacks, which could cause security incidents. Cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive data and information technology systems, and those of the third parties upon which we rely. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors.
Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our services.
We and the third parties upon which we rely may be subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats.
In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, loss of sensitive data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.

Remote work has become more common and has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers, and devices outside our premises or network, including working at home, while in transit and in public locations. Additionally, future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies.
In addition, our reliance on third-party service providers could introduce new cybersecurity risks and vulnerabilities, including supply-chain attacks, and other threats to our business operations. We may rely on third-party service providers and technologies to operate critical business systems to process sensitive data in a variety of contexts, including, without limitation, cloud-based infrastructure, data center facilities, encryption and authentication technology, employee email, content delivery to customers, and other functions. We may also rely on third-party service providers to provide other products, services, parts, or otherwise to operate our business. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised.
Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive data or our information technology systems, or those of the third parties upon whom we rely. A security incident or other interruption could disrupt our ability (and that of third parties upon whom we rely) to provide our services.
We may expend significant resources or modify our business activities to try to protect against security incidents. Additionally, certain data privacy and security obligations may require us to implement and maintain specific security measures or industry-standard or reasonable security measures to protect our information technology systems and sensitive data.
While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. For example, we and our third-party providers have been and may in the future be compromised by the aforementioned or similar threats, and result in unauthorized, unlawful, or accidental processing of our information, or vulnerabilities in the products or systems upon which we rely. For example, in 2021, we were one of many of Codecov’s customers that were impacted by a supply-chain attack on Codecov’s servers, which resulted in unauthorized access to and copying of certain of our source code repositories. Based on the contents of those repositories, we do not believe such unauthorized access and copying resulted in the exposure of our material intellectual property or any customer data, or had any impact on our own products or services. We may be unable in the future to detect vulnerabilities in our information technology systems because such threats and techniques change frequently, are often sophisticated in nature, and may not be detected until after a security incident has occurred. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.
Applicable data privacy and security obligations may require us to notify relevant stakeholders, such as governmental authorities, partners, and affected individuals, of security incidents. Such disclosures may involve inconsistent requirements and are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences. If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences. These consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive data (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may cause customers to stop using our services, deter new customers from using our services, and negatively impact our ability to grow and operate our business.

Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.
Risks Related to Our Technology and Intellectual Property
Our success depends, in part, on the integrity of third-party systems and infrastructures and on continued and unimpeded access to our products and services on the internet.
We rely on third parties to maintain and support our information technology infrastructure, obtain mapping services and collect, process and analyze certain data. If an agreement with a key supplier is terminated or disrupted, Life360’s operations and financial performance could be adversely impacted. In particular, we rely on contracts with AWS for the provision of our computing, network, database, software development platforms and software infrastructure. We procure mapping services from our Channel Partners. Additionally, Jiobit uses GCP for some of its functionality. We have designed our software and computer systems to utilize data processing, storage capabilities, and other services provided by AWS and GCP, and currently rely on such providers for the vast majority of our primary data storage and computing. If the AWS contract, GCP contract, or contracts with other key suppliers in the future are terminated or suffer a disruption for any reason, our business, financial condition and results of operations could be materially adversely impacted.
We have entered into an agreement (the “Arity Agreement”) to license from Arity 875, LLC (“Arity”) its application program interfaces, including the Arity Driving Engine API, which we integrate into our products and services. Pursuant to the Arity Agreement, we are required to exclusively obtain such services from Arity during the term of the Arity Agreement.
We have also entered into an emergency roadside assistance servicing agreement under which Signature Motor Club, Inc. provides Roadside Assistance on our behalf. If Signature Motor Club were to terminate the agreement, we would be required to engage another third party to provide roadside assistance services and an alternative service by another third party may not be available on reasonable terms, or at all, and such change to an alternative third party may be costly and disruptive, and may have an adverse impact on our business, financial condition and results of operations.
We have also partnered with AvantGuard Monitoring Centers LLC (“AvantGuard”) to provide access to AvantGuard’s emergency alert response services to our Life360 Gold and Life360 Platinum subscribers. In the event Life360 detects a crash, Life360 will trigger an alert to AvantGuard, who will call the subscriber and/or dispatch emergency services to the subscriber’s location. If AvantGuard were to terminate the agreement, we would be required to engage another third party to provide emergency alert response services and an alternative service by another third party may not be available on reasonable terms, or at all, and such change to an alternative third party may be costly and disruptive, and may have an adverse impact on our business, financial condition and results of operations.
Similarly, under our warranty program agreement with Cover Genius Warranty Services, LLC (“Cover Genius”), Cover Genius administers warranties and service contracts on behalf of Tile. If the Cover Genius contract was terminated or not renewed, Tile would be required to enter into a new warranty program agreement and such agreement may not be available on reasonable terms, or at all, and could be disruptive and costly, and may have an adverse impact on Tile’s business, financial condition and results of operations.
We also rely on data center service providers (such as colocation providers), as well as third-party payment processors, computer systems, internet transit providers and other communications systems and service providers, in connection with the provision of our products generally, as well as to facilitate and process certain transactions with our subscribers. We do not control these third-party providers, and we cannot guarantee that such third-party providers will not experience system interruptions, outages or delays, or deterioration in the performance. While we typically control and have access to the servers we operate in co-location facilities and the components of our custom-built infrastructure that are located in those co-location facilities, we control neither the operation of these facilities nor our third-party service providers. Furthermore, we have no physical access or control over the services provided by AWS or GCP. Data center leases and agreements with the providers of data center services expire at various times. The owners of these data centers and providers of these data center services may have no obligation to renew their agreements with us on commercially reasonable terms, or at all.

Problems or insolvency experienced by third-party service providers upon whom we rely, the telecommunications network providers with whom we or they contract or with the systems through which telecommunications providers allocate capacity among their customers could also materially adversely affect us. Any changes in service levels at our data centers, any third-party “cloud” computing services, or payment processors or any interruptions, outages or delays in our systems or those of our third-party providers, or deterioration in the performance of these systems, could impair our ability to provide our products or process transactions with our subscribers, which could materially adversely impact our business, financial condition, results of operations and prospects. Further, if the data centers and third-party service providers that we use are unable to keep up with our growing needs for capacity, or if we are unable to renew our agreements with data centers, and service providers on commercially reasonable terms, we may be required to transfer servers or content to new data centers or engage new service providers, and we may incur significant costs, and possible service interruption in connection with doing so. Additionally, if we need to migrate our business to different third-party data center service providers or payment aggregators as a result of any such problems or insolvency, it could delay our ability to process transactions with our subscribers. Any changes in third-party service levels at data centers or any real or perceived errors, defects, disruptions, or other performance problems with our platform could harm our reputation and may result in damage to, or loss or compromise of, our members’ content. See “—If our information technology systems or data, or those of third parties upon which we rely, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse consequences.”
In addition, we depend on the ability of our members to access the internet with high-bandwidth data capabilities. Currently, this access is provided by companies that have significant market power in the broadband and internet access marketplace, including incumbent telephone companies, cable companies, mobile communications companies, government-owned service providers, device manufacturers and operating system providers, any of whom could take actions that degrade, disrupt or increase the cost of member access to our products or services, which would, in turn, negatively impact our business. The adoption or repeal of any laws or regulations that adversely affect the growth, popularity or use of the internet, including laws or practices limiting internet neutrality, could decrease the demand for, or the usage of, our products and services, increase our cost of doing business and adversely affect our financial condition and results of operations.
Our success depends, in part, on the integrity of our information technology systems and infrastructures and on our ability to enhance, expand and adapt these systems and infrastructures in a timely and cost-effective manner.
In order for us to succeed, our information technology systems and infrastructures must perform well on a consistent basis. Our products and systems rely on software and hardware that are highly technical and complex and depend on the ability of such software and hardware to store, retrieve, process and manage immense amounts of data. We may in the future experience system interruptions that make some or all of our systems or data temporarily unavailable and prevent our products from functioning properly for our members; any such interruption could arise for any number of reasons, including software bugs and human errors. Further, our systems and infrastructures are vulnerable to damage from fire, power loss, hardware and operating software errors, cyber-attacks, technical limitations, telecommunications failures, acts of God, the financial insolvency of third parties that we work with, global pandemics and other public health crises, such as the COVID-19 pandemic, and other unanticipated problems or events. While we have backup systems in place for certain aspects of our operations, not all of our systems and infrastructures are fully redundant. Disaster recovery planning can never account for all possible eventualities and even if we anticipate an incident, our incident response, business continuity and disaster recovery plans may not be sufficient to timely and effectively address the issue, and our property and business interruption insurance coverage may not be adequate to compensate us fully for any losses that we may suffer. Any interruptions or outages, regardless of the cause, could negatively impact our members’ experiences with our products, tarnish our brand reputations and decrease demand for our products, any or all of which could materially adversely affect our business, financial condition and results of operations. Moreover, even if detected, the resolution of such interruptions may take a long time, during which customers may not be able to access, or may have limited access to, the service. See “—If our information technology systems or data, or those of third parties upon which we rely, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse consequences”

We also continually work to expand and enhance the efficiency and scalability of our technology and network systems to improve the experience of our members, accommodate substantial increases in the volume of traffic to our various products, ensure acceptable load times for our products and keep up with changes in technology and member preferences. Any failure to do so in a timely and cost-effective manner could materially adversely affect our members’ experience with our various products and thereby negatively impact the demand for our products, and could increase our costs, either of which could materially adversely affect our business, financial condition and results of operations.
We may fail to adequately obtain, protect and maintain our intellectual property rights or prevent third parties from making unauthorized use of such rights.
Our intellectual property is a material asset of our business and our success depends in part on our ability to protect our proprietary rights and intellectual property. For example, we rely on a combination of intellectual property rights, including patents, trademarks, designs, copyrights, related domain names, social media handles and logos to market our brands and to build and maintain brand loyalty and recognition. We also rely upon proprietary technologies and trade secrets, as well as a combination of laws and contractual restrictions, including confidentiality agreements with employees, customers, suppliers, affiliates and others, to establish, protect and enforce our various intellectual property rights.
We have in the past sought to register and we expect to continue to apply to register and renew, or secure by contract where appropriate, material trademarks and service marks as they are introduced and used, and reserve, register and renew domain names and social media handles as we deem appropriate. We rely on our trademarks and trade names to identify our platform and to differentiate our platform and services from those of our competitors, and if our trademarks and trade names are not adequately protected, then third parties may use trade names or trademarks similar to ours in a manner that may cause confusion in the market and we may not be able to build and maintain sufficient brand recognition in our markets of interest, which could decrease the value of our brand and adversely affect our business, financial condition and results of operations. Effective trademark protection may not be available or may not be sought in every country in which our products and services are made available, or in every class of goods and services in which we operate, and contractual disputes may affect the use of marks governed by private contract. Our trademarks, trade names or other intellectual property rights may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. Further, at times, competitors may have already registered or otherwise adopted trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. Similarly, not every variation of a domain name or social media handle may be available or be registered by us, even if available. The occurrence of any of these events could result in the erosion of our brands and limit our ability to market our brands using our various domain names and social media handles, as well as impede our ability to effectively compete against competitors with similar technologies or products, any of which could materially adversely affect our business, financial condition and results of operations.
We have received patents and have filed patent applications with respect to certain aspects of our technology; however, there can be no assurances that the steps taken by us would be adequate to exclude or prevent our competitors from implementing technology, methods, and processes similar to our own. We cannot be certain that our pending patent applications will result in issued patents or that any of our issued patents will afford protection against a competitor or provide a competitive advantage. The issuance of a patent involves complex legal and factual questions, and the breadth of claims allowed is uncertain. As a result, we cannot be certain that the patent applications that we file will result in patents being issued, or that our patents and any patents that may be issued to us in the future will afford protection against competitors with similar technology. In addition, patent applications filed in foreign countries are subject to laws, rules and procedures that differ from those of the U.S., and thus we cannot be certain that foreign patent applications, whether or not related to issued U.S. patents, will be issued in other regions. Furthermore, even if these patent applications are accepted and the associated patents issued, some foreign countries provide significantly less effective patent enforcement than in the United States. Further, we may not timely or successfully apply for a patent to secure rights in our intellectual property.
Various courts, including the United States Supreme Court have rendered decisions that affect the scope of patentability of certain inventions or discoveries relating to software. These decisions state, among other things, that a patent claim that recites an abstract idea, natural phenomenon or law of nature are not themselves patentable. Precisely what constitutes a law of nature or abstract idea is uncertain, and it is possible that certain aspects of our technology could be considered abstract ideas. Accordingly, the evolving case law in the United States may adversely affect our ability to obtain patents and may facilitate third-party challenges to any owned or licensed patents.

In addition, patents issued to us may be infringed upon or designed around by others and others may obtain patents that we need to license or design around, either of which would increase costs and may adversely affect our business, financial condition and results of operations. The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability. Litigation or proceedings before the U.S. Patent and Trademark Office (“USPTO”) or other governmental authorities and administrative bodies in the United States and abroad may be necessary in the future to enforce our intellectual property rights and to determine the validity and scope of our rights and the proprietary rights of others. Some of our patents or patent applications (including licensed patents) may be challenged at a future point in time in opposition, derivation, reexamination, inter partes review, post-grant review or interference. Any successful third-party challenge to our patents in this or any other proceeding could result in the unenforceability or invalidity of such patents, which may lead to increased competition to our business, which could harm our business, financial condition and results of operations. In addition, in patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. The outcome following legal assertions of invalidity and unenforceability during patent litigation is unpredictable. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on certain aspects of our platform technologies. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop or commercialize current or future products. We expect to continue to expand internationally and, in some foreign countries, the mechanisms to establish and enforce intellectual property rights may be inadequate to protect our technology, which could harm our business, financial condition and results of operations.
We also rely upon trade secret laws to protect intellectual property that may not be patentable, or for which we believe patent protection is too expensive or otherwise undesirable. While it is our policy to enter into confidentiality agreements with employees and third parties to protect our proprietary expertise and other trade secrets, we cannot guarantee that we have entered into such agreements with each party that has developed intellectual property on or behalf, or that has or may have had access to our proprietary information or trade secrets. Even if entered into, these agreements may otherwise fail to effectively prevent disclosure of proprietary information, may be limited as to their term and may not provide an adequate remedy in the event of unauthorized disclosure or use of proprietary information. Monitoring unauthorized uses and disclosures is difficult, and we do not know whether the steps we have taken to protect our proprietary technologies will be effective. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret can be difficult, expensive and time-consuming, and the outcome is unpredictable. Some courts inside and outside the United States may be less willing or unwilling to protect trade secrets. In addition, technology that we protect as a trade secret may still be independently developed by others, and trade secret laws do not protect against the use and disclosure of such independently developed technologies. If any of our confidential or proprietary information, such as our trade secrets, were to be disclosed or misappropriated, or if any such information was independently developed by a competitor, our competitive position would be materially adversely harmed.
Further, while it is our policy to require our employees and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who, in fact, conceives or develops intellectual property that we regard as our own. Additionally, no assurance can be given that these agreements will be effective in controlling access to or potential misuse of our proprietary information and trade secrets, any such assignment of intellectual property rights may not be self-executing, or the assignment agreements may be breached, and we may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property.

Policing unauthorized use of our intellectual property and misappropriation of our technology and trade secrets is difficult and we may not always be aware of such unauthorized use or misappropriation. We may be forced to bring claims against third parties to determine the ownership of what we regard as our intellectual property or to enforce our intellectual property rights against infringement, misappropriation or other violations by third parties. However, the measures we take to protect our intellectual property from unauthorized use by others may not be effective and there can be no assurance that our intellectual property rights will be sufficient to protect against others offering products or services that are substantially similar or superior to ours or that compete with our business. We may not prevail in any intellectual property-related proceedings that we initiate against third parties. Further, in such proceedings or in proceedings before patent, trademark and copyright agencies, our asserted intellectual property could be narrowed or found to be invalid or unenforceable, in which case we could lose valuable intellectual property rights. In addition, even if we are successful in enforcing our intellectual property against third parties, the damages or other remedies awarded, if any, may not be commercially meaningful. Regardless of whether any such proceedings are resolved in our favor, such proceedings could cause us to incur significant expenses and could distract our personnel from their normal responsibilities. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage. Additionally, enforcing our intellectual property rights in litigation can be costly, can divert our management’s attention and resources, and the success of any such litigation is not assured. Our inability to protect our intellectual property and proprietary technology against unauthorized copying and use could delay further sales or the implementation of our solutions, impair the functionality of our platform, prevent or delay introductions of new or enhanced solutions, or injure our reputation. Furthermore, many of our current and potential competitors may have the ability to dedicate substantially greater resources to developing and protecting their technology or intellectual property rights than we do. As a result, we may be aware of infringement by our competitors but may choose not to bring litigation to protect our intellectual property rights due to the cost, time, and distraction of bringing such litigation.
Despite the measures we take to protect our intellectual property rights, our intellectual property rights may still not be adequate and protected in a meaningful manner, challenges to contractual rights could arise, third parties could copy or otherwise obtain and use our intellectual property without authorization, or laws and interpretations of laws regarding the enforceability of existing intellectual property rights may change over time in a manner that provides less protection. The occurrence of any of these events could impede our ability to effectively compete against competitors with similar technologies, any of which could materially adversely affect our business, financial condition and results of operations. Our intellectual property rights and the enforcement or defense of such rights may also be affected by developments or uncertainty in laws and regulations relating to intellectual property rights. Moreover, many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, may not favor the enforcement of patents, trademarks, copyrights, trade secrets and other intellectual property protection, which could make it difficult for us to stop the infringement, misappropriation or other violation of our intellectual property or marketing of competing products in violation of our intellectual property rights generally.
Our patent applications may not result in issued patents, and our issued patents may not provide adequate protection, which may have a material adverse effect on our ability to prevent others from commercially exploiting products similar to ours.
We have received patents and have filed patent applications with respect to certain aspects of our technology, and we generally rely on patent protection with respect to our proprietary technology; however, there can be no assurances that the steps taken by us would be adequate to exclude or prevent our competitors from implementing technology, methods, and processes similar to our own. We cannot be certain that our pending patent applications will result in issued patents or that any of our issued patents will afford protection against a competitor, or provide a competitive advantage. The issuance of a patent involves complex legal and factual questions, and the breadth of claims allowed is uncertain. As a result, we cannot be certain that the patent applications that we file will result in patents being issued, or that our patents and any patents that may be issued to us in the future will afford protection against competitors with similar technology. In addition, patent applications filed in foreign countries are subject to laws, rules and procedures that differ from those of the United States, and thus we cannot be certain that foreign patent applications, whether or not related to issued U.S. patents, will be issued in other regions. Furthermore, even if these patent applications are accepted and the associated patents issued, some foreign countries provide significantly less effective patent enforcement than in the United States. Further, we may not timely or successfully apply for a patent to secure rights in our intellectual property.

Various courts, including the United States Supreme Court have rendered decisions that affect the scope of patentability of certain inventions or discoveries relating to software. These decisions state, among other things, that a patent claim that recites an abstract idea, natural phenomenon or law of nature are not themselves patentable. Precisely what constitutes a law of nature or abstract idea is uncertain, and it is possible that certain aspects of our technology could be considered abstract ideas. Accordingly, the evolving case law in the United States may adversely affect our ability to obtain patents and may facilitate third-party challenges to any owned or licensed patents.
In addition, patents issued to us may be infringed upon or designed around by others and others may obtain patents that we need to license or design around, either of which would increase costs and may adversely affect our business, financial condition and results of operations. The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability. Litigation or proceedings before the USPTO or other governmental authorities and administrative bodies in the United States and abroad may be necessary in the future to enforce our intellectual property rights and to determine the validity and scope of our rights and the proprietary rights of others. Some of our patents or patent applications (including licensed patents) may be challenged at a future point in time in opposition, derivation, reexamination, inter partes review, post-grant review or interference. Any successful third-party challenge to our patents in this or any other proceeding could result in the unenforceability or invalidity of such patents, which may lead to increased competition to our business, which could harm our business, financial condition and results of operations. In addition, in patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. The outcome following legal assertions of invalidity and unenforceability during patent litigation is unpredictable. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on certain aspects of our platform technologies. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop or commercialize current or future products. We expect to continue to expand internationally and, in some foreign countries, the mechanisms to establish and enforce intellectual property rights may be inadequate to protect our technology, which could harm our business, financial condition and results of operations.
From time to time, we have been and may be party to intellectual property-related litigation and proceedings that are expensive and time-consuming to defend, and, if resolved adversely, could materially adversely impact our business, financial condition and results of operations.
Our commercial success depends in part on avoiding infringement, misappropriation or other violations of the intellectual property rights of third parties. From time to time, however, we have received and may in the future receive claims from third parties which allege that we have infringed upon their intellectual property rights, and we may not prevail in these disputes. For example, patent applications in the United States and some foreign countries are generally not publicly disclosed until the patent is issued or published and we may not be aware of currently filed patent applications that relate to our products or services. If patents later issue on these applications, we may be found liable for subsequent infringement. Companies in the internet and technology industries are subject to frequent litigation based on allegations of infringement, misappropriation or other violations of intellectual property rights. Many companies in these industries, including many of our competitors, have substantially larger intellectual property portfolios than we do, which could make us a target for litigation as we may not be able to assert counterclaims against parties that sue us for infringement, misappropriation or other violations of patent or other intellectual property rights. Furthermore, various “non-practicing entities” that own patents and other intellectual property rights often attempt to assert claims in order to extract value from technology companies and, given that these non-practicing entities typically have no relevant product revenue, our own issued or pending patents and other intellectual property rights may provide little or no deterrence to their bringing infringement claims against us. Further, from time to time we may introduce new products, product features and services, including in areas where we currently do not have an offering, which could increase our exposure to patent and other intellectual property claims from competitors and non-practicing entities. In addition, some of our agreements with third-party partners require us to indemnify them for certain intellectual property claims against them, which could require us to incur considerable costs in defending such claims and may require us to pay significant damages in the event of an adverse ruling. Such third-party partners may also discontinue their relationships with us as a result of injunctions or otherwise, which could result in loss of revenue and adversely impact our business, financial condition and results of operations.
Although we try to ensure that our employees and consultants do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or our employees or consultants have inadvertently or otherwise used or disclosed intellectual property, including trade secrets, software code or other proprietary information, of a former employer or other third parties. Litigation may be necessary to defend against these claims and if we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel.

As we gain greater public recognition, face increasing competition and develop new products, we expect the number of patent and other intellectual property claims against us may grow. There may be intellectual property or other rights held by others, including issued or pending patents, that cover significant aspects of our products and services, and we cannot be sure that we are not infringing or violating, and have not infringed or violated, any third-party intellectual property rights or that we will not be held to have done so or be accused of doing so in the future. Companies in the technology industry, and other patent, copyright, and trademark holders seeking to profit from royalties in connection with grants of licenses, own large numbers of patents, copyrights, trademarks, domain names, and trade secrets and frequently commence litigation based on allegations of infringement, misappropriation, or other violations of intellectual property or other rights.
Any claim or litigation alleging that we have infringed or otherwise violated intellectual property or other rights of third parties, with or without merit, and whether or not settled out of court or determined in our favor, could be time-consuming and costly to address and resolve, and could divert the time and attention of our management and technical personnel. Some of our competitors have substantially greater resources than we do and are able to sustain the costs of complex intellectual property litigation to a greater degree and for longer periods of time than we could. The outcome of any litigation is inherently uncertain, and there can be no assurances that favorable final outcomes will be obtained in all cases. In addition, third parties may seek, and we may become subject to, preliminary or provisional rulings in the course of any such litigation, including potential preliminary injunctions requiring us to cease some or all of our operations. During the course of such litigation matters, there may be announcements of the results of hearings and motions, and other interim developments related to the litigation matters. If securities analysts or investors regard these announcements as material and negative, the market price of our common stock may decline. We may decide to settle such lawsuits and disputes on terms that are unfavorable to us. Similarly, if any litigation to which we are a party is resolved adversely, we may be subject to an unfavorable judgment. The terms of such a settlement or judgment may require us to cease some or all of our operations, pay substantial amounts to the other party including treble damages and attorneys’ fees, if we are found to have willfully infringed a party’s intellectual property rights. Moreover, as part of any settlement or other compromise to avoid complex, protracted litigation, we may agree not to pursue future claims against a third party, including for claims related to alleged infringement of our intellectual property rights. Part of any settlement or other compromise with another party may resolve a potentially costly dispute but may also have future repercussions on our ability to defend and protect our intellectual property rights, which in turn could adversely affect our business, financial conditions, and results of operations. In addition, we may have to seek a license to continue practices found to be in violation of a third party’s rights. However, such arrangements may not be available on reasonable or exclusive terms, or at all, and may significantly increase our operating costs and expenses. As a result, we may be forced to develop or procure alternative non-infringing technology, which could require significant effort, time and expense or discontinue use of the technology. There also can be no assurance that we would be able to develop or license suitable alternative technology to permit us to continue offering the affected products or services as currently offered. If we cannot develop or license alternative technology for any allegedly infringing aspect of our business, we would be forced to limit our products and services and may be unable to compete effectively. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. Any of the foregoing, and any unfavorable resolution of such disputes and litigation, would materially and adversely impact our business, financial condition and results of operations.

Our use of “open source” software could subject our proprietary software to general release, adversely affect our ability to sell our products and services and subject us to possible litigation.
Our products incorporate open-source software in connection with a portion of our proprietary software and we expect to continue to use open-source software in the future. Under certain circumstances, some open-source licenses require users of the licensed code to provide the user’s own proprietary source code to third parties upon request, to license at no cost the user’s own proprietary source code or other materials for the purpose of making derivative works, require the relicensing of the open-source software and derivatives thereof under the terms of the applicable license, or prohibit users from charging a fee to third parties in connection with the use of the user’s proprietary code. While we try to insulate our proprietary code from the effects of such open-source license provisions and employ practices designed to monitor our compliance with the licenses of third-party open-source software, we cannot guarantee that we will be successful. Accordingly, we may face claims from others challenging our use of open-source software, claiming ownership of, or seeking to enforce the license terms applicable to such open-source software, including by demanding release of the open-source software, derivative works or our proprietary source code that was developed or distributed in connection with such software. Such claims could also require us to purchase a commercial license or require us to devote additional research and development resources to change our software, any of which would have a negative effect on our business, financial condition and results of operations. In addition, if the license terms for the open-source code change, we may be forced to re-engineer our software or incur additional costs. Additionally, the terms of many open-source licenses to which we are subject have not been interpreted by U.S. or foreign courts, resulting in a dearth of guidance regarding the proper legal interpretation of such licenses. There is a risk that open-source software licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to market or provide our products and services.
In addition, the use of open-source software may entail greater risks than the use of third-party commercial software, as open-source licensors generally do not provide warranties, support, indemnities for infringement or controls on the functionality or origin of the software. Further, the use of open-source software may also present additional security risks because the public availability of the source code of such software may make it easier for hackers and other third parties to exploit vulnerabilities in the software. To the extent that our platform depends upon the successful operation of the open-source software we use, any undetected errors or defects in this open-source software could prevent the deployment or impair the functionality of our platform, delay the introduction of new solutions, result in a failure of our platform, and injure our reputation. For example, undetected errors or defects in open-source software could render it vulnerable to breaches or security attacks and make our systems more vulnerable to data breaches.
Our exposure to these risks may be increased as a result of evolving our core source code base, introducing new content and offerings, integrating acquired-company technologies, or making other business changes, including in areas where we do not currently compete. Any of the foregoing could adversely impact the value or enforceability of our intellectual property, and materially adversely affect our business, financial condition and results of operations.
Risks Related to Legal Matters and Our Regulatory Environment
Our business is subject to complex and evolving U.S. and international laws and regulations. Many of these laws and regulations are subject to change and uncertain interpretation, and failure to comply with such laws and regulations could result in claims, changes to our business practices, monetary penalties, increased cost of operations, reputational damage, or declines in member growth or engagement, or otherwise harm our business, financial condition and results of operations.
We are subject to a variety of laws and regulations in the United States and abroad that involve matters that are important to or may otherwise impact our business, including, among others, broadband internet access, online commerce, advertising, data privacy, data security, intermediary liability, protection of minors, consumer protection, accessibility, taxation and securities law compliance. The introduction of new products, expansion of our activities in certain jurisdictions, or other actions that we may take may subject us to additional laws, regulations or other government scrutiny. In addition, foreign laws and regulations can impose different obligations or be more restrictive than those in the United States.

These U.S. federal, state, and municipal and foreign laws and regulations, which in some cases can be enforced by private parties in addition to government entities, are constantly evolving and can be subject to significant change. In addition, the introduction of new brands and products, or changes to our existing brands and products, may result in new or enhanced governmental or regulatory scrutiny. As a result, the application, interpretation, and enforcement of these laws and regulations are often uncertain, particularly in the new and rapidly evolving industry in which we operate, and may be interpreted and applied inconsistently from state to state and country to country and inconsistently with our current policies and practices. These laws and regulations, as well as any associated inquiries or investigations or any other government actions, may be costly to comply with and may delay or impede the development of new products, require that we change or cease certain business practices, result in negative publicity, increase our operating costs, require significant management time and attention, and subject us to remedies that may harm our business, including fines, demands or orders that require us to modify or cease existing business practices. We have in the past and may in the future be subject to claims, inquiries or regulatory investigations, relating to such laws and regulations. It is possible that a regulatory inquiry might result in changes to our policies or practices. In addition, it is possible that future orders issued by, or enforcement actions initiated by, regulatory authorities could cause us to incur substantial costs or require us to change our business practices in a manner that could materially adversely affect our business, financial condition and results of operations.
The promulgation of new laws or regulations, or the new interpretation of existing laws and regulations, in each case, that restrict or otherwise unfavorably impact our business, or our ability to provide or the manner in which we provide our services, could require us to change certain aspects of our business and operations to ensure compliance, which could decrease demand for services, reduce revenues, increase costs and subject us to additional liabilities. For example, U.S. courts have increasingly interpreted Title III of the Americans with Disabilities Act (the “ADA”) to require websites and web-based applications to be made fully accessible to individuals with disabilities. As a result, we may become subject to claims that our apps are not compliant with the ADA, which may require us to make modifications to our products to provide enhanced or accessible services to, or make reasonable accommodations for, individuals, and failure to comply could result in litigation, including class action lawsuits.
The adoption of any laws or regulations that adversely affect the popularity or growth in use of the internet or our services, including laws or regulations that undermine open and neutrally administered internet access, could decrease member demand for our service offerings and increase our cost of doing business. For example, in December 2017, the Federal Communications Commission adopted an order reversing net neutrality protections in the United States, including the repeal of specific rules against blocking, throttling or “paid prioritization” of content or services by internet service providers. To the extent internet service providers engage in such blocking, throttling or “paid prioritization” of content or similar actions as a result of this order and the adoption of similar laws or regulations, our business, financial condition and results of operations could be materially adversely affected.
We rely on a variety of statutory and common-law frameworks and defenses relevant to the content available on the Life360 Platform, including the Digital Millennium Copyright Act, the Communications Decency Act (“CDA”) and the fair-use doctrine in the United States, and the Electronic Commerce Directive in the European Union. However, each of these statutes is subject to uncertain or evolving judicial interpretation and regulatory and legislative amendments. For example, in the United States, laws such as the CDA, which have previously been interpreted to provide substantial protection to interactive computer service providers, may change and become less predictable or unfavorable by legislative action or juridical interpretation. There have been various federal and state legislative efforts to restrict the scope of the protections available to online platforms under the CDA, in particular with regards to Section 230 of the CDA, and current protections from liability for third-party content in the United States could decrease or change. We could incur significant costs investigating and defending such claims and, if we are found liable, significant damages.
The European Union is also reviewing the regulation of digital services, and has introduced the Digital Services Act, a package of legislation intended to update the liability and safety rules for digital platforms, products, and services, which could negatively impact the scope of the limited immunity provided by the E-Commerce Directive. Some European jurisdictions and the UK have also proposed or intend to pass legislation that imposes new obligations and liabilities on platforms with respect to certain types of harmful content. While the scope and timing of these proposals are currently uncertain, if the rules, doctrines or currently available defenses change, if international jurisdictions refuse to apply similar protections that are currently available in the United States, or the European Union or if a court were to disagree with our application of those rules to our service, we could be required to expend significant resources to try to comply with the new rules or incur liability, and our business, financial condition and results of operations could be harmed.

We may fail to comply with laws regulating subscriptions and auto-payment renewals, which could have a material adverse effect on our business, reputation, financial condition and results of operations.
We are subject to certain federal and state laws that govern the ability of users to cancel subscriptions and auto-payment renewals. Our subscriptions automatically renew unless the subscriber cancels the subscription before the end of the current period. The Federal Restore Online Shoppers’ Confidence Act (“ROSCA”), and state law analogues require companies to adhere to enhanced disclosure and cancellation requirements when entering into automatically renewing contracts with subscription customers. Regulators and private plaintiffs have brought enforcement and litigation actions against companies, challenging automatic renewal and subscription programs. If we fail to comply with ROSCA or its state law analogues, we could incur substantial legal fees and costs and reputational harm. In addition, compliance and remediation efforts can be costly.
Adverse litigation judgments or settlements resulting from legal proceedings in which we may be involved could have a material adverse effect on our business, financial condition and results of operations.
We are, or may in the future become, subject to litigation and various legal proceedings, including litigation and proceedings related to intellectual property matters, data privacy, data security, and consumer protection laws, as well as stockholder derivative suits, class action lawsuits, actions from former employees and other matters, that involve claims for substantial amounts of money or for other relief or that might necessitate changes to our business or operations. We have received, and may in the future continue to receive, inquiries from regulators regarding our compliance with law and regulations, including those related to data protection and consumer rights, and due to the nature of our business and the rapidly evolving landscape of laws relating to data privacy, cybersecurity, consumer protection and data use, we expect to continue to be the subject of regulatory investigations and inquiries in the future. The defense of these legal proceedings could be time-consuming and expensive and could distract our personnel from their normal responsibilities. The results of any such litigation, investigations and legal proceedings are inherently unpredictable and expensive. We evaluate these litigation claims and legal proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, we may establish reserves or disclose the relevant litigation claims or legal proceedings, as and when required or appropriate. These assessments and estimates are based on information available to management at the time of such assessment or estimation and involve a significant amount of judgment. As a result, actual outcomes or losses could differ materially from those envisioned by our current assessments and estimates. If any of these legal proceedings were to be determined adversely to us, or we were to enter into a settlement arrangement, we could be forced to change the way in which we operate our business or be exposed to monetary damages that, to the extent not covered by our insurance, could have a material adverse effect on our business, financial condition and results of operations. See “Item 3. Legal Proceedings”.
Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.
In general, under Section 382 of the U.S. Internal Revenue Code of 1986, as amended, or (the “Code”), a corporation that undergoes an ‘‘ownership change’’ is subject to limitations on its ability to utilize its pre-change net operating losses, or (“NOLs”), to offset future taxable income. A Section 382 ‘‘ownership change’’ generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. As of December 31, 2022, we have approximately $252.2 million and $119.4 million of federal and state net operating loss carryforwards, respectively, available to offset future taxable income which, if not utilized, will begin to expire in varying amounts in 2027. Our ability to utilize NOLs may be currently subject to limitations due to a prior ownership change. In addition, future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code, further limiting our ability to utilize NOLs arising prior to such ownership change in the future. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. We have recorded a full valuation allowance against the net deferred tax assets attributable to our NOLs.
We are subject to taxation related risks in multiple jurisdictions.
We are a U.S.-based multinational company subject to tax in multiple U.S. and foreign tax jurisdictions. Significant judgment is required in determining our global provision for income taxes, deferred tax assets or liabilities and in evaluating our tax positions on a worldwide basis. While we believe our tax positions are consistent with the tax laws in the jurisdictions in which we conduct our business, it is possible that these positions may be challenged by jurisdictional tax authorities, which may have a significant impact on our global provision for income taxes.

Tax laws are being re-examined and evaluated globally. New laws and interpretations of the law are taken into account for financial statement purposes in the quarter or year that they become applicable. Tax authorities are increasingly scrutinizing the tax positions of companies. Many countries in the European Union, as well as a number of other countries and organizations, such as the Organization for Economic Cooperation and Development and the European Commission, are actively considering changes to existing tax laws that, if enacted, could increase our tax obligations in countries where we do business. These proposals include changes to the existing framework to calculate income tax, as well as proposals to change or impose new types of non-income taxes, including taxes based on a percentage of revenue. For example, several countries in the European Union have proposed or enacted taxes applicable to digital services, which includes business activities on social media platforms and online marketplaces, and would likely apply to our business. Many questions remain about the enactment, form and application of these digital services taxes. The interpretation and implementation of the various digital services taxes (especially if there is inconsistency in the application of these taxes across tax jurisdictions) could have a materially adverse impact on our business, financial condition, results of operations and cash flows. Moreover, the U.S. government may enact significant changes to the taxation of business entities including, among others, the imposition of minimum taxes or surtaxes on certain types of income. Furthermore, if the U.S. or other foreign tax authorities change applicable tax laws, our overall taxes could increase, and our business, financial condition and results of operations may be adversely impacted.
Actions by governments to restrict access to Life360 in their countries, or that otherwise impair our ability to sell advertising in their countries, could substantially harm our business, financial condition and results of operations.
Governments may seek to censor content available on the Life360 Service, restrict access to the platform from their country entirely, or impose other restrictions that may affect the accessibility of the platform in their country for an extended period of time or indefinitely. In addition, government authorities in other countries may seek to restrict member access to the platform if they consider us to be in violation of their laws or a threat to public safety or for other reasons. It is possible that the government authorities could take action that impairs our ability to sell advertising, including in countries where access to our consumer-facing platform may be blocked or restricted. In the event that content shown on the Life360 Service or our other products is subject to censorship, access to our products is restricted, in whole or in part, in one or more countries, we are required to or elect to make changes to our operations, or other restrictions are imposed on our products, or our competitors are able to successfully penetrate new geographic markets or capture a greater share of existing geographic markets that we cannot access or where we face other restrictions, our ability to retain or increase our member base, member engagement, or the level of advertising by marketers may be adversely affected, we may not be able to maintain or grow our revenue as anticipated, and our financial results could be materially adversely affected.
If additional tariffs on Chinese-origin goods are imposed, related countermeasures are taken by the PRC, or we experience supply chain transformation setbacks, it could have an adverse impact on our business, financial condition and results of operations.
Tile’s products are manufactured in the PRC, making the pricing and availability of our products susceptible to international trade risks. In 2018, the United States imposed additional duties under Section 301 of the U.S. Trade Act of 1974, ranging from 10% to 25%, on a variety of goods imported from the PRC. While these tariffs initially did not affect our products, in May 2019, the United States proposed to place tariffs on essentially all remaining Chinese-origin imports. Subsequently, the Trump Administration announced that 15% tariffs would be imposed on a subset of these goods, including wearable devices, which went into effect September 1, 2019. These tariffs were reduced to 7.5% on February 14, 2020.
These elevated tariffs have resulted in higher costs for Tile. There is uncertainty as to when the tariffs will ease. However, if additional tariffs are imposed, related countermeasures are taken by the PRC, or we experience setbacks in our supply chain transformation efforts, our revenue, gross margins, financial condition and results of operations may be adversely affected.
We are subject to governmental export and import controls and economic sanction laws that could subject us to liability and impair our ability to compete in international markets.
The United States and various foreign governments have imposed controls, export license requirements, prohibitions and restrictions on the import, export, reexport and other transfers of certain goods, software, services and technologies. Compliance with applicable regulatory requirements regarding the export or other transfer of our products and services and other items may create delays in the introduction of our products and services in international markets, prevent our international members from accessing our products and services, and, in some cases, prevent the supply of our products and services to some countries altogether.

Furthermore, U.S. export control laws and economic sanctions prohibit the provision of products and services to countries, regions, governments, organizations and persons targeted by U.S. sanctions. Even though we take precautions to prevent our products from being provided to targets of U.S. sanctions, our products and services, including our firmware updates, could be provided to those targets. Any such unauthorized provision could have negative consequences, including government investigations, penalties, reputational harm. Our failure to obtain required import, export or other transfer approval for our products could harm our international and domestic sales and adversely affect our revenue.
We could be subject to future enforcement action with respect to compliance with governmental export and import controls and economic sanctions laws that result in penalties, costs, and restrictions on export and reexport eligibility that could have an adverse effect on our business, financial condition and results of operations.
Risks Related to Our Common Stock and CDIs
The market price of our CDIs has been, and common stock may be, volatile, which could cause the value of our common stock to decline.
The trading price of our CDIs on the ASX has been volatile, and even if a trading market for our common stock develops, the market price of our common stock may be highly volatile and could be subject to wide fluctuations. In addition, the trading volume in our CDIs and common stock if a market develops may fluctuate and cause significant price variations to occur. Securities markets worldwide experience significant price and volume fluctuations as a result of a variety of factors, many of which are beyond our control but may nonetheless decrease the market price of our CDIs and common stock if a market develops, regardless of our actual operating performance, including:
•public reaction to our press releases, announcements and filings with the SEC and ASX;
•our operating and financial performance;
•fluctuations in market prices and trading volumes of technology;
•changes in market valuations of similar companies;
•departures of key personnel;
•commencement of or involvement in litigation;
•changes in economic and political conditions, financial markets, and/or the technology industry;
•interest rate fluctuations;
•changes in accounting standards, policies, guidance, interpretations, or principles;
•actions by our stockholders;
•the failure of securities analysts to cover our common stock and/or changes in their recommendations and estimates of our financial performance;
•future sales of our common stock;
•trading prices and trading volumes of our CDIs on the ASX; and
•the other factors described in these “Risk Factors”.
The stock market has in the past experienced extreme price and volume fluctuations, and, following periods of such volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against these companies. Such litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.
Additionally, our securities may in the future trade on more than one stock exchange and this may result in price variations between the markets and volatility in our stock price. Our CDIs are currently listed on the ASX and we may list our common stock on a U.S. securities exchange in the future. Trading in our common stock and CDIs therefore may take place in different currencies (U.S. dollars on the U.S. securities exchange and Australian dollars on the ASX), and at different times (resulting from different time zones, different trading days and different public holidays in the United States and Australia). The trading prices of our CDIs and our common stock on two markets may differ as a result of these, or other, factors. Any decrease in the price of our CDIs or common stock on either market could cause a decrease in the trading prices of our CDIs or our common stock on the other market. In addition, investors may seek to profit by exploiting the difference, if any, between the price of our CDIs on the ASX and the price of shares of our common stock on a U.S. securities exchange. Such arbitrage activities could cause our stock price in the market with the higher value to decrease to the price set by the market with the lower value and could also lead to significant volatility in the price of our common stock or CDIs.

If securities and industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.
The trading market for our CDIs on the ASX is influenced by the research and reports that industry or securities analysts publish about us or our business. If one or more of the analysts currently covering our securities ceases coverage, the trading price for our CDIs on the ASX would be negatively impacted. If any of the analysts who cover us issue an adverse or misleading opinion regarding us, our business model, our intellectual property or our CDI performance, or if our results of operations fail to meet the expectations of analysts, our CDIs and common stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our common stock price or trading volume to decline.
Our common stock may never be listed on a major U.S. stock exchange.
Our common stock is not currently traded on any U.S. securities exchange. No market may ever develop for our common stock, or if developed, may not be sustained in the future. The holders of our shares of common stock and persons who desire to purchase them in any trading market that might develop in the future should be aware that there might be significant state law restrictions upon the ability of investors to resell our shares. Accordingly, even if we are successful in having the shares available for trading on the over-the-counter markets, investors should consider any secondary market for our common shares to be a limited one.
If we are not able to maintain sufficient cash funds, we may cease trading on the ASX.
If we are not able to maintain sufficient funds to fund our activities or if ASX considers that our financial position is not adequate to warrant the continued quotation of our CDIs on ASX, ASX may suspend our CDIs from quotation. This would limit our liquidity and, in particular, could harm the ability of CDI holders to liquidate their position in our Company. In addition, the value of our Company could decline if we are not able to maintain our listing on ASX.
The different characteristics of the capital markets in Australia and the United States may negatively affect the trading prices of our CDIs and common stock, and may limit our ability to take certain actions typically performed by a U.S. company.
We are subject to ASX listing and associated Australian regulatory requirements, and may in the future determine to concurrently list our shares on a U.S. securities exchange as well, which will have its own listing and regulatory requirements. Such exchanges will have different trading hours, trading characteristics (including trading volume and liquidity), trading and listing rules, and investor bases (including different levels of retail and institutional participation). As a result of these differences, the trading prices of our CDIs and our common stock may not be the same, even allowing for currency differences. Fluctuations in the price of our common stock due to circumstances unusual to the U.S. capital markets could materially and adversely affect the price of the CDIs, or vice versa. Certain events having significant negative impact specifically on the Australian capital markets may result in a decline in the trading price of our CDIs notwithstanding that such event may not impact the trading prices of securities listed in Australia generally or to the same extent, or vice versa.
In addition, the listing and regulatory requirements of the ASX may limit our ability to take certain actions typically performed by a U.S. company. For example, the ASX Listing Rules limit the amount of equity securities that a listed company can issue without the approval of its stockholders over any 12 month period to 15% of the outstanding share capital on issue at the start of the period, unless an exception applies. Failure to obtain this approval may make it more difficult for us to issue equity securities in the future at a time and at a price that we deem appropriate. ASX rules also require stockholder approval for the granting of options and restricted stock units to our directors, even when the underlying equity incentive plan has already been approved. This creates a risk that, if stockholders do not approve the grants, our directors will not receive their expected amount of equity compensation. This may make it more difficult for us to attract and retain directors, which could have a material adverse effect on our business, results of operations, financial condition, and prospects.
Further, ASX Listing Rules prohibit us from buying back CDIs on-market at a price which is 5% or more above the volume weighted average market price of our CDIs, calculated over the last five days on which sales of CDIs were recorded before the day on which the purchase under the buy-back was made, which, as a result, may make it more difficult to repurchase our CDIs on-market. In addition, should we wish to undertake an on-market buy-back, the ASX may impose further requirements on us as if we were subject to the Corporations Act 2001 (Cth) of Australia, which may include the need to obtain stockholder approval to do so.

Lastly, the ASX Listing Rules prohibit the issuance of equity securities by a company without stockholder approval during the three-month period after it learns that a person is making, or proposes to make, a takeover for its securities, unless an exception applies. As a result, if a hostile takeover bid is made in respect of our CDIs or common stock, the ASX Listing Rules may limit our ability to issue equity securities, either as a counter-measure to the takeover bid or to fund operations.
Provisions of our charter documents and Delaware law may inhibit a takeover, which could limit the price investors might be willing to pay in the future for our common stock.
Some provisions of our charter documents could make it more difficult for a third party to acquire control of us, even if the change of control would be beneficial to our stockholders, including: (i) limitations on the ability of our stockholders to act by written consent or call a special meeting; (ii) establishing advance notice provisions for nominations for elections to the Board; and (iii) establishing that our Board is divided into three classes, with each class serving three-year, staggered terms. These provisions could discourage an acquisition of us or other change in control transactions, thereby negatively affecting the price that investors might be willing to pay in the future for our common stock.
We have identified a material weakness in our internal control over financial reporting. If we are unable to remediate this material weakness, or if we identify additional material weaknesses in the future or otherwise fail to maintain effective internal control over financial reporting, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business and the price of our common stock and CDIs.
We have not previously been required to comply with the rules of the SEC implementing Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), including the obligation for management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting. Though we are required to disclose changes made in our internal controls and procedures on a quarterly basis, we are not required to make our first annual assessment of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until 2023, the year following our first annual report required to be filed with the SEC. Pursuant to the Jumpstart our Business Startups Act of 2012 (the “JOBS Act”), our independent registered public accounting firm is not required to attest to the effectiveness of our internal control over financial reporting until the later of the year following our first annual report required to be filed with the SEC or the date we are no longer an emerging growth company. Accordingly, our internal control over financial reporting does not currently meet all of the standards contemplated by Section 404 of the Sarbanes-Oxley Act that we may eventually be required to meet. We will establish formal procedures, policies, processes and practices related to financial reporting and to the identification of key financial reporting risks, assessment of their potential impact and linkage of those risks to specific areas and activities within our organization.
Although we have not done a full assessment of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act as disclosed in Part II, Item 9A, “Controls and Procedures” of this Annual Report, in connection with the audit of our consolidated financial statements for the year ended December 31, 2022, our management identified a material weakness related to management’s risk assessment process over information technology general controls (ITGCs), the design and implementation of ITGCs, including certain controls over logical access, segregation of duties and change management, and certain process level controls including information used in the execution of those controls that impacted our financial reporting processes. The material weakness did not result in any identified misstatements in the financial statements, and there were no changes to previously issued financial results. However, the material weakness creates a reasonable possibility that a material misstatement to our consolidated financial statements would not be prevented or detected on a timely basis. Although we are taking certain measures to remediate the material weakness described above, we can give no assurance that our efforts will be successful, or that additional material weaknesses will not be identified in the future. We may also conclude that additional measures may be required to remediate the material weakness, which may necessitate additional implementation and evaluation time. If the steps we take do not remediate the material weakness in a timely manner, or if we fail to implement and maintain effective internal control over financial reporting, there could be errors in our annual or interim consolidated financial statements that could result in a restatement of our financial statements, and could cause us to fail to meet our reporting obligations. As a further result, our access to capital markets and perceptions of our creditworthiness could be adversely affected, any of which could diminish investor confidence in us and cause a decline in the price of our common stock and CDIs.

Our Certificate of Incorporation provides, subject to certain exceptions, that the Court of Chancery of the State of Delaware is the exclusive forum for certain stockholder litigation matters, which could limit our stockholders’ ability to bring a claim in a judicial forum that they find more favorable for disputes with us or our directors, officers, employees or stockholders.
Pursuant to our Certificate of Incorporation unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the exclusive forum for (1) any derivative action or proceeding brought on our behalf, (2) any action or proceeding asserting a claim of breach of a fiduciary duty by any of our stockholders, directors, officers, employees or agents to us or our stockholders, (3) any action or proceeding asserting a claim against us arising pursuant to any provision of the Delaware General Corporation Law or our Certificate of Incorporation or Bylaws or (4) any action or proceeding asserting a claim governed by the internal affairs doctrine. The forum selection clause in our Certificate of Incorporation may have the effect of discouraging lawsuits against us or our directors and officers and may limit our stockholders’ ability to bring a claim in a judicial forum that they find more favorable for disputes with us or any of our directors, officers, other employees, or stockholders. The exclusive forum provision does not apply to any actions brought to enforce a duty or liability created by the Securities Act, as amended, the Exchange Act or any other claim for which the U.S. federal courts have exclusive jurisdiction.
Alternatively, if a court were to find the choice of forum provision contained in our Certificate of Incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business, financial condition and results of operations.
General Risk Factors
We are an “emerging growth company,” as defined under the federal securities laws.
We are an “emerging growth company,” as defined in the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, among other things, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act (“Section 404(b)”), an extended transition period provided in the Securities Act for complying with new or revised accounting standards, and reduced disclosure obligations regarding executive compensation. As a result, our stockholders may not have access to certain information that they may deem important.
We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year following the fifth anniversary of our first sale of shares of our common stock pursuant to an effective registration statement under the Securities Act, (ii) the last day of the fiscal year in which we have total annual gross revenues of at least $1.235 billion, (iii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period, and (iv) the date on which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior December 31st.
In addition, Section 107 of the JOBS Act also provides that an emerging growth company can delay adopting new or revised accounting standards until those standards apply to private companies. We have elected to use the extended transition period under the JOBS Act. Accordingly, our consolidated financial statements may not be comparable to the financial statements of reporting companies that comply with such new or revised accounting standards.
If we fail to maintain effective internal controls over financial reporting, our ability to produce timely and accurate financial information or comply with Section 404(b) could be impaired, which could have a material adverse effect on our business and stock price. Upon becoming a reporting company, we will be required to comply with Section 404(b), which will require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of our internal control over financial reporting commencing with our second annual report after the effectiveness of our Form 10. In addition, under Section 404(b) our independent registered public accounting firm will also need to attest to the effectiveness of our internal control over financial reporting in the future to the extent that we are no longer an emerging growth company or a smaller reporting company. To achieve compliance with Section 404(b) within the prescribed period, we will need to continue to dedicate internal resources, engage outside consultants and continue to execute on a detailed work plan to assess and document the adequacy of our internal control over financial reporting, continue taking steps to improve control processes, as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404 of the Sarbanes-Oxley Act.

The failure to achieve and maintain an effective internal control environment could have a material adverse effect on our business, financial condition and results of operations. In the event that we are not able to demonstrate compliance with Section 404 of the Sarbanes-Oxley Act, or if our internal control over financial reporting is perceived as inadequate or it is perceived that we are unable to produce timely or accurate consolidated financial statements, we could become subject to investigations by the SEC or other regulatory agencies, which could require addition financial and management resources.
As a reporting company, we are subject to additional reporting requirements of the Exchange Act, the Sarbanes-Oxley Act.
We incur increased costs and are subject to additional regulations and requirements as a result of becoming a U.S. reporting company, and our management is required to devote substantial time to complying with Delaware laws, Australian laws, and reporting requirements pursuant to U.S. securities laws, which could lower profits and make it more difficult to run our business.
As a U.S. reporting company, we incur significant legal, accounting, reporting, and other expenses that we have not previously incurred, including costs associated with the SEC reporting company requirements. We also have incurred, and will continue to incur, costs associated with compliance with the rules and regulations of the SEC, the Sarbanes-Oxley Act, and the Dodd-Frank Wall Street Reform and Consumer Protection Act, and various other costs of a reporting company. Registration under the Exchange Act requires the filing of ongoing annual, quarterly, and current reports on Forms 10-K, 10-Q and 8-K, respectively.
These SEC reports are in addition to the periodic filings required by the ASX Listing Rules. In 2022, the ASX granted us a waiver of certain ASX Listing Rules to permit us to file our annual, quarterly, and current reports on Forms 10-K, 10-Q and 8-K, respectively, in place of ASX annual, half-year and quarterly filings. In the absence of the waiver, we would be required to make annual, half-year and quarterly filings with the ASX in addition to the SEC periodic reports.
As a Delaware corporation, we must also ensure continued compliance with the Delaware law and, as we will be listed on the ASX and registered as a foreign company in Australia, we will also need to ensure continuous compliance with relevant Australian laws and regulations, including the ASX Listing Rules and Australia’s Corporations Act 2001 (Cth) of Australia. To the extent of any inconsistency between Delaware law and Australian law and regulations, we may need to make changes to our business operations, structure or policies to resolve such inconsistency. If we are required to make such changes, this is likely to result in additional demands on management and extra costs.
We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly, although we are currently unable to estimate these costs with any degree of certainty. Our management will need to devote a substantial amount of time to ensure that we comply with all of these requirements. These laws and regulations also could make it more difficult and costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult to attract and retain qualified persons to serve on our Board and board committees and serve as executive officers. Furthermore, if we are unable to satisfy our obligations as a reporting company, we could be subject to fines, sanctions, and other regulatory action and potentially civil litigation and we could be subject to delisting of our CDIs on the ASX or other exchange on which our securities may be traded.
We may be required to delay recognition of some of our revenue, which may harm our financial results in any given period.
Due to specific revenue recognition requirements under GAAP, we must have very precise terms in our contracts to recognize revenue when we initially provide our products and services. Although we strive to enter into agreements that meet the criteria under GAAP for current revenue recognition on delivered performance obligations, our agreements are often subject to negotiation and revision based on the demands of our customers. The final terms of our agreements sometimes result in deferred revenue recognition, which may adversely affect our financial results in any given period. In addition, more customers may require extended payment terms, shorter term contracts or alternative arrangements that could reduce the amount of revenue we recognize upon delivery of our other products and services, and could adversely affect our short-term financial results.
Furthermore, the presentation of our financial results requires us to make estimates and assumptions that may affect revenue recognition. In some instances, we could reasonably use different estimates and assumptions, and changes in estimates are likely to occur from period to period. Accordingly, actual results could differ significantly from our estimates.

Severe weather, natural disasters, global pandemics, acts of war or terrorism, theft, civil unrest, government expropriation or other external events could have significant effects on our business.
Severe weather and natural disasters, including hurricanes, tornados, earthquakes, fires, droughts and floods, acts of war or terrorism (such as the recent escalation in regional conflicts exemplified by Russia’s invasion of Ukraine), epidemics and global pandemics (such as the outbreak of COVID-19), theft, civil unrest, government expropriation, condemnation or other external events in the markets where our apps are available for download or where our customers live could have a significant effect on our ability to conduct business. Such events could affect the stability of our deposit base, cause significant property damage, impair employee productivity, result in loss of revenue and/or cause us to incur additional expenses. For example, the conflict in Ukraine delayed certain projects due to temporarily reduced engineering capacity while we redeployed local teams. The occurrence of any such event could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties.
In January 2023, we moved our corporate headquarters from San Francisco, California to San Mateo, California, where we lease approximately 16,738 square feet of space under a lease that expires on October 31, 2023. Our corporate headquarters currently accommodates our principal, development, engineering, marketing and administrative activities. We also maintain office space in Chicago, Illinois. All of our facilities are leased. Beginning in 2020 at the start of the COVID-19 pandemic, we began operating as a remote-first company with plans to continue as such indefinitely. We believe that our current facilities are adequate to meet our current needs and that, should it be needed, suitable additional or alternative space will be available to accommodate our operations.

Item 3. Legal Proceedings.
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
The information set forth under Note 11 “Commitments and Contingencies” in the notes to the consolidated financial statements under the caption “Litigation” is incorporated herein by reference.

Item 4. Mine Safety Disclosures.
None.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock began trading on the Australian Securities Exchange under the symbol “360” on May 10, 2019. Prior to that time, there was no public market for our common stock.

Holders of Record
As of March 10, 2023, there were approximately 474 stockholders of record. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
Dividend Policy
We have never paid or declared any cash dividends on our common stock or CDIs in the past, and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain all available funds and any future earnings to fund the development and expansion of our business. Subject to such restrictions, any future determination to pay dividends or other distributions from our reserves will be at the discretion of our Board and will depend upon a number of factors, including our results of operations, financial condition, future prospects, contractual restrictions, restrictions imposed by applicable law and other factors our Board deems relevant.
Performance Graph
The following performance graph shows a comparison of the change in the cumulative total return for our common stock, the S&P 500 Index, and the ASX 200 Index between June 30, 2019, the first quarter end after our common stock commenced trading on the Australian Securities Exchange on May 10, 2019, and December 31, 2022. All values assume an initial investment of $100 and reinvestment of any dividends. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our common stock.

The information presented within the graph above is presented in USD. The USD value of our common stock is equivalent to the CDI value (the AUD value of our common stock traded on the Australian Securities Exchange) multiplied by 3 (CDI conversion ratio) and then multiplied by the applicable foreign currency exchange rate between the USD and the AUD for the applicable period.

Recent Sales of Unregistered Equity Securities
On November 20, 2022 (November 21, 2022 in Australia), we entered into an underwriting agreement, whereby we agreed to issue 2,645,503 shares of our common stock in the form of 7,936,509 new CDIs (with each CDI representing one-third of a share of our common stock, par value $0.001 per share) to institutional investors (the “Placement”). We received aggregate gross proceeds of approximately $33 million and paid aggregate underwriting commissions of approximately $0.9 million in connection with the Placement. The Placement was fully underwritten by Bell Potter Securities Limited. MST Financial Services Pty Ltd acted as Co-Lead Manager. The issuance of the CDIs in the Placement was made in reliance upon the exemption from registration contained in Regulation S of the Securities Act.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of financial condition and results of operations (MD&A) should be read in conjunction with our consolidated financial statements, related notes and other financial information appearing elsewhere in this Annual Report on Form 10-K. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements as a result of a variety of factors, including but not limited to those discussed in “Risk Factors” and “Forward-Looking Statements” in this Annual Report on Form 10-K.
A discussion of our financial condition and results of operations for the year ended December 31, 2022 compared to the year ended December 31, 2021 is presented below. A discussion of our financial condition and results of operations for the year ended December 31, 2021 compared to the year ended December 31, 2020 is included under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within our Form 10.
Overview
Life360 is a leading technology platform used to locate the people, pets and things that matter most to families. Life360 is creating a new category at the intersection of family, technology, and safety to help keep families connected and safe. The Company’s core offering, the Life360 mobile application, includes features that range from communications to driving safety and location sharing. The Life360 mobile application operates under a “freemium” model where its core offering is available to users at no charge, with three membership subscription options that are available but not required. Our platform recently entered a new era of location tracking services with the successful acquisitions of Jiobit and Tile. By offering devices and integrated software to members, we have expanded our addressable market to provide members of all ages with a vertically integrated, cross-platform solution of scale.
For the years ended December 31, 2022 and 2021, Life360 generated:
•Total revenues of $228.3 million and $112.6 million, respectively, representing year-over-year growth of 103%;
•Subscription revenues of $153.3 million and $86.6 million, respectively, representing year-over-year growth of 77%;
•Hardware revenues of $47.9 million and $1.0 million, respectively, representing year-over-year growth of 4,930%;
•Other revenues of $27.1 million and $25.1 million, respectively, representing year-over-year growth of 8%;
•Gross profit of $148.6 million and $89.9 million, respectively, representing year-over-year growth of 65%; and
•Net loss of $91.6 million and $33.6 million, respectively.

Impact of COVID-19
The COVID-19 pandemic had an initial impact on our operations and financial performance, as we saw decreased engagement and member growth in the early phase of the pandemic. To adapt to the COVID-19 impact, we paused the majority of paid user acquisition spend and implemented other expense management initiatives. Once past the early phase of COVID-19, we saw a resumption of rapid growth and we experienced two successive quarters of record Paying Circle additions in the second half of 2021. Paying circles have continued to increase each quarter through December 31, 2022. The extent of the impact of the COVID-19 pandemic on our operational and financial performance going forward will depend on future developments, including the duration and spread of the outbreak, new information about additional variants, the availability and efficacy of vaccine, additional or renewed actions by government authorities and private businesses to contain the pandemic or respond to its impact and altered consumer behavior, impact on our customers and our sales cycles, impact on our business operations, impact on our customer, employee or industry events, and effect on our vendors and other business partners, all of which are uncertain and cannot be predicted. Such developments have had and may continue to have adverse impacts on global economic conditions, including disruptions of the supply chain globally, labor shortages and consumer confidence and spending, and could materially adversely affect demand, or subscribers’ ability to pay, for our products and services. We considered the impact of COVID-19 on the assumptions and estimates used by management in the preparation of the consolidated financial statements and determined there were no material adverse impacts for the year ended December 31, 2022. As events related to COVID-19 continue to evolve, our assumptions and estimates may change materially in future periods.
Key Factors Affecting Our Performance
As we focus on growing our customers and revenue, and achieving profitability while investing for the future and managing risk, expenses and capital, the following factors and others identified in the section of this Annual Report on Form 10-K titled “Risk Factors” have been important to our business and we expect them to impact our operations in future periods:
Ability to Retain Trusted Brand. We strongly believe in our vision to become the indispensable safety membership for families, with a suite of safety services that span every life stage of the family. Our business model and future success are dependent on the value and reputation of the Life360, Jiobit and Tile brands. Our brand is trusted by approximately 49 million members as of December 31, 2022, and because we know the value of trust is immeasurable, we will continue to work tirelessly to ensure that we provide useful, reliable, trustworthy and innovative products and services.
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
Maintaining Efficient Member Acquisition. Our investment in developing effective services and devices creates an efficient member acquisition model which drives strong unit economics. Our member acquisition model is complemented by our word-of-mouth and freemium models. We accelerate our organic member acquisition with strategic and targeted paid marketing spend. We expect to continue to invest in product and marketing, while balancing growth with strong unit economics. As we continue to expand internationally, we may increase our targeted marketing investments.
Ability to Attract New and Repeat Purchasers of Our Hardware Tracking Devices. Attracting new and repeat purchasers depends on our ability to design and release compelling smart trackers and market them effectively. Additionally we face increasing competition from better funded global companies. We pioneered the finding category and we continue to invest in the development of hardware products assessing new and existing technologies with a priority on providing a great member finding experience.
Growth in Average Revenue Per Paying Circle. Our business model is dependent upon our ability to grow and maintain a large member base, including growing the number of Paying Circles. We have a sophisticated understanding of our members, and as a result, the services we provide are core to families and hard to switch. We continue to develop new monetization features leveraging our core technologies to offer additional services, expand into more stages of families and enter new verticals to increase adoption. Many factors will affect the ARPPC including the number of Paying Circles, mix of monetization offerings on our platform, as well as demographic shifts and geographic differences across these variables.

Expanding the Offerings on Our Platform. We are continually evaluating new product offerings that are aligned with our core competencies and the needs of families across the life stage continuum. For example, our acquisition of Tile gives our members the ability to seamlessly leverage Bluetooth-enabled smart trackers, which can equip nearly any item—such as wallets, keys or remotes—with location-based finding technology. Likewise, our acquisition of Jiobit allows subscribers to track family members and pets wearing Jiobit devices via GPS-enabled trackers on the Jiobit app. We will continue to invest in and launch products where we see opportunities to grow our platform.
Attracting and Retaining Talent. We compete for talent in the technology industry. Our business relies on the ability to attract and retain talent, including engineers, data scientists, designers and software developers. As of December 31, 2022, we had approximately 600 employees and contractors. Our core values are aimed at simplifying safety for families and we believe there are people who want to work at a values-driven company like Life360. We believe that our ability to recruit talent is aided by our reputation.
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
International Expansion. We believe our global opportunity is significant, and to address this opportunity, we intend to continue to invest in sales and marketing efforts and infrastructure and personnel to support our international expansion, including undertaking initiatives such as the first international launch of our subscription offering in Canada during the three months ended December 31, 2021. Our growth will depend in part on the adoption and sales of our products and services in international markets.
Key Components of Our Results of Operations
The following discussion describes certain line items in our Consolidated Statements of Operations and Comprehensive Loss.
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
Hardware Revenue
We generate a majority of our hardware revenue from the sale of the Tile and Jiobit hardware tracking devices and related accessories. For hardware and accessories, revenue is recognized at the time products are delivered. We sell hardware tracking devices and accessories through a number of channels including our websites, brick and mortar retail and online retail.

Other Revenue
We also generate revenue through data monetization arrangements with certain third parties through data acquisition and license agreements for data collected from our member base for purposes of targeted advertising, research, analytics, attribution, and other commercial purposes. In January 2022, we executed a new partnership agreement with a key Data Partner, a prominent provider of aggregated analytics for the retail ecosystem. The agreement includes fixed monthly revenue amounts for access to aggregated data for the duration of the three-year agreement. Other revenue also includes partnership revenue.
Cost of Revenue and Gross Margin
Cost of Subscription Revenue
Cost of subscription revenue primarily consists of expenses related to hosting our services and providing support to our free and paying subscribers. These expenses include employee-related costs associated with our cloud-based infrastructure and our customer support organization, third-party hosting fees, software, and maintenance costs, outside services associated with the delivery of our subscription services, personnel-related expenses, amortization of acquired intangibles and allocated overhead, such as facilities, including rent, utilities, depreciation on equipment shared by all departments, credit card and transaction processing fees, and shared information technology costs. Personnel-related expenses include salaries, bonuses, benefits, and stock-based compensation for operations personnel.
We plan to continue increasing the capacity and enhancing the capability and reliability of our infrastructure to support user growth and increased use of our platform. We expect the cost of revenue will increase in absolute dollars in future periods.
Cost of Hardware Revenue
Cost of hardware revenue consists of product costs, including hardware production, contract manufacturers for production, shipping and handling, packaging, fulfillment, personnel-related expenses, manufacturing and equipment depreciation, warehousing, tariff costs, customer support costs, credit card and transaction processing fees, warranty replacement, and write-downs of excess and obsolete inventory. Personnel-related expenses include salaries, bonuses, benefits, and stock-based compensation for operations personnel.
Cost of Other Revenue
Cost of other revenue includes cloud-based hosting costs, as well as costs of product operations functions and employee-related costs associated with our data platform. Personnel-related expenses include salaries, bonuses, benefits, and stock-based compensation for operations personnel.
Gross Profit and Gross Profit Margin
Our gross profit has been, and may in the future be, influenced by several factors, including timing of capital expenditures and related depreciation expense, increases in infrastructure costs, component costs, contract manufacturing and supplier pricing, and foreign currency exchange rates. Gross profit and gross profit margin may fluctuate over time based on the factors described above.
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

Sales and Marketing
Our sales and marketing expenses consist primarily of employee-related costs, brand marketing costs, lead generation costs, sales incentives, sponsorships and amortization of acquired intangibles. Revenue-share payments to third parties in connection with annual subscription sales of the Company’s mobile application on third-party store platforms are considered to be incremental and recoverable costs of obtaining a contract with a customer and are deferred and typically amortized over an estimated period of benefit of two to three years depending on the subscription type.
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
Convertible Notes Fair Value Adjustment
The Company issued convertible notes to investors in July 2021 (the “July 2021 Convertible Notes”), and as part of the purchase consideration related to the Company’s acquisition of Jiobit (the “Jiobit Acquisition”) in September 2021 (the “September 2021 Convertible Notes” and together with the July 2021 Convertible Notes, the “Convertible Notes”). The September 2021 Convertible Notes are recorded at fair value and are revalued at each reporting period.
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
Results of Operations
The following tables set forth our consolidated statement of operations and comprehensive loss for the years ended December 31, 2022 and 2021. We have derived this data from our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. This information should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The results of historical periods are not necessarily indicative of the results of operations for any future period.

	Year Ended December 31,
	2022	2021	% Change
	(in thousands)
Subscription revenue	$153,287	$86,551	77%
Hardware revenue	47,884	952	4,930%
Other revenue	27,134	25,140	8%
Total revenue	228,305	112,643	103%
Cost of subscription revenue	30,659	17,807	72%
Cost of hardware revenue	45,441	1,340	3,291%
Cost of other revenue	3,607	3,621	0%
Total cost of revenue	79,707	22,768	250%
Gross Profit	148,598	89,875	65%
Operating expenses(1):
Research and development	102,480	50,994	101%
Sales and marketing	92,419	47,473	95%
General and administrative	48,110	23,670	103%
Total operating expenses	243,009	122,137	99%
Loss from operations	(94,411)	(32,262)	193%
Other income (expense):
Convertible notes fair value adjustment	1,786	(511)	(450)%
Derivative liability fair value adjustment	1,295	(733)	(277)%
Other income (expense), net	13	(178)	(107)%
Total other income (expense), net	3,094	(1,422)	(318)%
Loss before income taxes	(91,317)	(33,684)	171%
Provision (benefit) for income taxes	312	(127)	(346)%
Net loss	(91,629)	(33,557)	173%
Change in foreign currency translation adjustment	(6)	—	100%
Total comprehensive loss	$(91,635)	$(33,557)	173%
____________________
(1)Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2022	2021	% Change
	(in thousands)
Cost of revenue
Subscription costs	$684	$444	54%
Hardware costs	514	13	3,854%
Other costs	237	65	265%
Total cost of revenue	1,435	522
Research and development	19,431	7,457	161%
Sales and marketing	3,834	752	410%
General and administrative	9,980	3,207	211%
Total stock-based compensation expense	$34,680	$11,938	191%

The following table sets forth our results of operations as a percentage of revenue:

	Year Ended December 31,
	2022	2021
Subscription revenue	67%	77%
Hardware revenue	21%	1%
Other revenue	12%	22%
Total revenue	100%	100%
Cost of subscription revenue	13%	16%
Cost of hardware revenue	20%	1%
Cost of other revenue	2%	3%
Total cost of revenue	35%	20%
Gross Profit	65%	80%
Operating expenses:
Research and development	45%	45%
Sales and marketing	40%	42%
General and administrative	21%	21%
Total operating expenses	106%	108%
Loss from operations	(41)%	(29)%
Other income (expense):
Convertible notes fair value adjustment	1%	0%
Derivative liability fair value adjustment	1%	(1)%
Other income (expense), net	0%	0%
Total other income (expense), net	1%	(1)%
Loss before income taxes	(40)%	(30)%
Provision (benefit) for income taxes	0%	0%
Net loss	(40)%	(30)%
Change in foreign currency translation adjustment	0%	0%
Total comprehensive loss	(40)%	(30)%
Comparison of the years ended December 31, 2022 and 2021.
Revenue

	Year Ended December 31,		Change
	2022	2021	$	%
	(in thousands)
Subscription revenue	$153,287	$86,551	$66,736	77%
Hardware revenue	47,884	952	46,932	4,930%
Other revenue	27,134	25,140	1,994	8%
Total revenue	$228,305	$112,643	$115,662	103%

Total revenue increased $115.7 million, or 103%, during the year ended December 31, 2022 as compared to the year ended December 31, 2021.
Subscription revenue increased $66.7 million, or 77%, during the year ended December 31, 2022 as compared to the year ended December 31, 2021 due to a growth in total subscriptions, including 23% growth in Paying Circles, and to a lesser extent the price increases for Life360 subscriptions implemented during the quarter ended December 31, 2022. In addition, the increase was also partially attributable to the inclusion of Tile subscription services of $17.2 million and a full year contribution of Jiobit subscription revenue.

Hardware revenue increased $46.9 million, or 4,930%, during the year ended December 31, 2022 as compared to the year ended December 31, 2021 due to the inclusion of hardware sales related to Tile and a full year of Jiobit hardware sales.
Other revenue increased $2.0 million, or 8%, during the year ended December 31, 2022 as compared to the year ended December 31, 2021, due to our strategic shift to focus on a single aggregated data arrangement and the transition period term overlap with legacy agreements.
Cost of Revenue, Gross Profit, and Gross Margin

	Year Ended December 31,		Change
	2022	2021	$	%
	(in thousands)
Subscription costs	$30,659	$17,807	$12,852	72%
Hardware costs	45,441	1,340	44,101	3,291%
Other costs	3,607	3,621	(14)	(0)%
Total cost of revenue	79,707	22,768	56,939
Gross profit	$148,598	$89,875	$58,723
Gross margin:
Subscription	80%	79%
Hardware	5%	(41)%
Other	87%	86%
Cost of subscription revenue increased by $12.9 million, or 72%, during the year ended December 31, 2022 as compared to the year ended December 31, 2021, primarily due to $6.0 million in technology expenses as a result of the inclusion of costs related to cloud infrastructure associated with the Tile and Jiobit subscription offerings, an increase of $4.0 million related to volume growth for Life360 subscriptions, an increase of $0.9 million related to depreciation and amortization associated with the Tile and Jiobit acquisitions, $0.8 million in additional personnel-related costs and stock-based compensation due to increased headcount and an increase of $0.5 million due to an increase in professional and consulting fees. The remaining increase of $0.7 million is attributable to other related expenses associated with Company growth.
Subscription gross margin increased slightly to 80% during the year ended December 31, 2022 from 79% during the year ended December 31, 2021, primarily due to the subscription price increases implemented by the Company during the fourth quarter of the year ended December 31, 2022.
Cost of hardware revenue increased by $44.1 million, or 3,291%, during the year ended December 31, 2022 as compared to the year ended December 31, 2021, primarily due to the inclusion of hardware costs of approximately $33.5 million related to Tile and a full year of Jiobit hardware costs, $4.3 million in additional personnel-related costs and stock-based compensation due to increased headcount, an additional $3.6 million related to depreciation and amortization associated with the Tile and Jiobit acquisitions, an additional $2.0 million in technology expenses and $0.4 million in professional and outside services due to higher contractor spend as a result of increased scaling of the combined business. The remaining increase of $0.3 million is attributable to other expenses associated with Company growth.
Hardware gross margin increased to 5% during the year ended December 31, 2022 as compared to the year ended December 31, 2021 due to the different profile of Tile hardware products that represent a significant portion of hardware sales in 2022, while 2021 included only Jiobit products. Margins were negatively impacted by the inclusion of amortization expense recognized on acquired technology related to intangible assets as well as additional personnel-related costs and stock-based compensation due to increased headcount.
Cost of other revenue decreased slightly for the year ended December 31, 2022 as compared to the year ended December 31, 2021. The Company saw a decline in other cost of revenues as a result of the transition to a single aggregated Data Partner, however this decline was offset by increased costs incurred during the transition period of legacy arrangements to the single Data Partner.

Other gross margin increased to 87% during the year ended December 31, 2022 from 86% during the year ended December 31, 2021, primarily due to cloud infrastructure optimization.
Research and Development

	Year Ended December 31,		Change
	2022	2021	$	%
	(in thousands)
Research and development	$102,480	$50,994	$51,486	101%
Research and development expenses increased $51.5 million, or 101%, during the year ended December 31, 2022 as compared to the year ended December 31, 2021. The increase was primarily due to an increase of $38.2 million in personnel-related costs and stock-based compensation due to headcount growth attributable to the Tile and Jiobit acquisitions, an increase of $7.8 million in technology expenses due to higher costs primarily related to increased cloud and data server infrastructure needs associated with the full year inclusion of Tile and Jiobit, an increase of $4.7 million in professional and outside services due to higher contractor spend as a result of increased scaling of the combined business, and an increase of $0.8 million in costs associated with increased expenses associated with headcount growth.
Sales and Marketing

	Year Ended December 31,		Change
	2022	2021	$	%
	(in thousands)
Sales and marketing	$92,419	$47,473	$44,946	95%
Sales and marketing expenses increased $44.9 million, or 95%, during the year ended December 31, 2022 as compared to the year ended December 31, 2021. This increase was primarily due to a $24.4 million increase in marketing expenses consisting of increases of $9.8 million in paid user acquisition spend, $9.5 million in Channel Partner commission charges, $4.1 million in television advertising spend, and $1.0 million in other marketing spend, respectively. The increase was also related to an additional $11.8 million in personnel and related costs and stock-based compensation due to increased headcount, an increase of $4.0 million in depreciation and amortization related to the amortization of intangible assets acquired from the Tile and Jiobit acquisitions, an increase of $2.4 million due to higher contractor spend as a result of increased scaling of the combined business, and a $2.3 million increase in technology and other expenses due to higher costs to support headcount growth.
General and Administrative

	Year Ended December 31,		Change
	2022	2021	$	%
	(in thousands)
General and administrative	$48,110	$23,670	$24,440	103%
General and administrative expense increased $24.4 million, or 103%, during the year ended December 31, 2022 as compared to the year ended December 31, 2021. As a result of our continued investment in headcount and acquisitions, personnel and related costs and stock-based compensation increased by $20.6 million. In addition, professional and outside services increased by $12.5 million primarily due to Tile Acquisition costs of approximately $5.0 million and increased expenses related to accounting, legal and advisory services in connection with the Company’s initial Form 10 filing in April 2022 and the subsequent SEC review process, which was completed in July 2022. These increases were partially offset by a change in the gain or loss on the contingent consideration between 2022 and 2021 related to the Jiobit Acquisition of approximately $8.9 million as it was determined a portion of the contingent consideration metrics would not be met. The remaining increase of $0.2 million is attributable to other general and administrative expenses associated with Company growth.

Convertible Notes Fair Value Adjustment
For the years ended December 31, 2022 and 2021, the Company recorded a gain associated with the convertible notes fair value adjustment of $1.8 million and a loss of $0.5 million, respectively. The change in fair value is primarily driven by the share price volatility and reduction in time to convert.
Derivative Liability Fair Value Adjustment
The derivative liability fair value decreased by $1.3 million, or 93%, during the year ended December 31, 2022 as compared to the year ended December 31, 2021. The changes are due to the revaluation of the derivative liability at each reporting period and are related to embedded redemption features bifurcated from the July 2021 Convertible Notes issued to investors.
Other Income (Expense), Net
Other income (expense), net increased $0.2 million, or 107%, during the year ended December 31, 2022 as compared to the year ended December 31, 2021. Other income (expense) includes interest income, foreign exchange losses, and interest expense associated with the Convertible Notes.
Provision (Benefit) for Income Taxes
The provision (benefit) for income taxes increased $0.4 million, or 346%, during the year ended December 31, 2022 as compared to the year ended December 31, 2021. The increases are primarily due to the tax effects related to the Tile Acquisition.
Key Performance Indicators
We review several operating metrics, including the following key performance indicators, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. We believe these key performance indicators are useful to investors because they allow for greater transparency with respect to key metrics used by management in its financial and operational decision-making, and they may be used by investors to help analyze the health of our business. Key operating metrics are presented in millions, except ARPPC, Average Revenue per Paying Subscription (“ARPPS”) and Net Average Sales Price (“ASP”), however percentage changes are calculated based on actual results. As a result, percentage changes may not recalculate based on figures presented due to rounding. Please refer to “—Results of Operations” for additional metrics management reviews in conjunction with the consolidated financial statements.
Key Operating Metrics

	As of and for the years ended December 31,
	2022	2021	% Change
	(in millions, except ARPPC, ARPPS and ASP)
AMR	$224.4	$139.8	61%
MAUs	48.6	35.5	37%
Paying Circles	1.5	1.2	23%
ARPPC	$95.40	$80.20	19%
Subscriptions*	2.1	1.8	20%
ARPPS*	$79.75	$67.70	18%
Net hardware units shipped*	3.6	6.2	(42)%
ASP*	$13.47	$15.04	(10)%
*Metrics presented for the years ended December 31, 2022 and 2021 are adjusted and include pre-acquisition data for Tile and Jiobit related to periods before the acquisitions of Tile on January 5, 2022 and Jiobit on September 1, 2021.

Annualized Monthly Revenue
We use Annualized Monthly Revenue (“AMR”) to identify the annualized monthly value of active customer agreements for a particular period. AMR includes the annualized monthly value of subscription, data and partnership agreements. All components of these agreements that are not expected to recur are excluded. AMR as of December 31, 2022, and 2021 was $224.4 million and $139.8 million, respectively, representing an increase of 61% year-over-year.
Monthly Active Users
We have a large and growing global member base as of December 31, 2022. A Life360 Monthly Active User (“MAU”) is defined as a unique user who engages with our Life360 branded services each month, which includes both paying and non-paying members. As of December 31, 2022 and 2021, we had approximately 48.6 million and approximately 35.5 million MAUs on the Life360 Platform, respectively, representing an increase of 37% year-over-year. We believe this has been driven by continued strong organic member growth and retention.
Paying Circles
We define a Paying Circle as a group of Life360 users with a paying subscription. Each subscription covers all members in the payor’s Circle so everyone in the Circle can utilize the benefits of a Life360 Membership, including access to premium location, driving, digital and emergency safety insights and services.
As of December 31, 2022 and 2021, we had approximately 1.5 million and 1.2 million paid subscribers to services under our Life360 brand, respectively, representing an increase of 23% year-over-year.
We grow the number of Paying Circles by increasing our free member base, converting free members to subscribers, and retaining them over time with the provision of high-quality family and safety services. We have experienced strong recent growth in the number of paying subscribers.
Average Revenue per Paying Circle
We define Average Revenue per Paying Circle (“ARPPC”) as subscription revenue derived from the Life360 mobile application for the reported period divided by the Average Paying Circles during the same period. Average Paying Circles are calculated based on adding the number of Paying Circles as of the beginning of the period to the number of Paying Circles as of the end of the period, and then dividing by two.
For the years ended December 31, 2022 and 2021, our ARPPC was $95.40 and $80.20, respectively. As a result of an increase in Paying Circles combined with an increased mix of sales towards higher-priced subscription plans, we experienced an increase of 19% in our ARPPC year-over-year.
ARPPC is a key indicator utilized by Life360 to determine the effective penetration of our tiered product offering for Paying Circles. The increase in pricing for new Paying Circles in August 2022 has led to subscribers signing up for higher price products over time, increasing ARPPC.

Subscriptions
We define Subscriptions as the number of paying subscribers associated with the Life360, Tile and Jiobit brands as of the end of the period.
Average Revenue per Paying Subscription
We define ARPPS as total subscription revenue for the respective period divided by the average number of paying subscribers during the same period. The average number of paying subscribers is calculated by adding the number of paying subscribers as of the beginning of the period to the number of paying subscribers as of the end of the period, and then dividing by two. ARPPS for the years ended December 31, 2022 and 2021 was $79.75 and $67.70, respectively, representing an increase of $12.05, or 18% year-over-year.

ARPPS has increased year over year as a result of the percentage of subscribers who select higher priced subscriptions, including Life360 membership tiers, has increased over time.

Net Hardware Units Shipped
Net hardware units shipped represents the number of tracking devices sold during a period, net of returns by our retail partners and directly to consumers. Selling units contributes to hardware revenue and ultimately increases the number of users eligible for a Tile or Jiobit subscription. For the year ended December 31, 2022, Life360 sold approximately 3.6 million units, down approximately 42% as compared to the 6.2 million units sold during the year ended December 31, 2021, reflecting the backdrop of weaker consumer electronics category demand and high retail channel inventory levels.
Net Average Sales Price
To determine the net ASP of a unit, we divide hardware revenue recognized during a period by the number of net hardware units shipped (“ASP”) during the same period. ASP is largely driven by the price we charge customers, including the price we charge our retail partners, net of customer allowances, and directly to consumers. For the year ended December 31, 2022, the net ASP of a unit was $13.47, a decrease of 10% compared to the year ended December 31, 2021, reflecting a change in product mix, increased promotional activity and higher levels of returns.
Liquidity and Capital Resources
We believe that our existing cash and cash equivalents and cash provided by sales of our subscriptions and hardware devices will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months. Our future capital requirements will depend on many factors and as a result, we may be required to seek additional capital. If we are unable to raise additional capital on terms acceptable to us or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, financial condition and results of operations.
On March 10, 2023, we had a banking relationship with SVB. As of the closure of SVB on March 10, 2023, we held $6.1 million in direct deposits with SVB, which represented approximately 6.4% of our total cash and cash equivalents as of that date. We also held $75.4 million in shares of money market mutual funds managed by Morgan Stanley, Blackrock and Western Asset, for which SVB acted as custodian. SVB was closed on March 10, 2023 by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. On March 12, 2023, the U.S. Treasury, Federal Reserve, and FDIC announced that SVB depositors will have access to all of their money starting March 13, 2023. On March 13, 2023, we regained access to our funds held in SVB accounts. While we have not experienced any losses in such accounts, the recent failure of SVB exposed us to significant credit risk prior to the completion by the FDIC of the resolution of SVB in a manner that fully protected all depositors. We are in the process of transferring our accounts to one or more alternate depository institutions, the financial position of which management believes does not expose our company to significant credit risk or jeopardize our liquidity. Additionally, we may be impacted by adverse developments which affect financial institutions, transactional counterparties, other companies in the financial services industry, or the financial services industry generally, which have in the past and may in the future threaten our ability to access our existing cash and cash equivalents and could have a material adverse effect on our business and financial condition.
A number of our users pay in advance for annual subscriptions, while a majority pay in advance for monthly subscriptions. Deferred revenue consists of the unearned portion of customer billings, which is recognized as revenue in accordance with our revenue recognition policy. As of December 31, 2022 and 2021, we had deferred revenue of $32.8 million and $13.9 million, respectively, of which $30.1 million and $13.9 million is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met.
Our cash flow activities were as follows for the periods presented:

	Year Ended December 31,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(57,055)	$(12,153)
Net cash used in investing activities	(111,634)	(7,064)
Net cash provided by financing activities	27,709	193,951
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	$(140,980)	$174,734

Operating Activities
Our largest source of operating cash is cash collections from our paying users for subscriptions to our platform and hardware device sales. Our primary uses of cash from operating activities are for employee-related expenditures, inventory, infrastructure-related costs, commissions and other marketing expenses. Net cash used in operating activities is impacted by our net loss adjusted for certain non-cash items, including depreciation and amortization expenses, amortization of costs capitalized to obtain contracts, change in fair value of convertible notes, derivative liability, and contingent consideration, and stock-based compensation, as well as the effect of changes in operating assets and liabilities.
For the year ended December 31, 2022, net cash used in operating activities was $57.1 million. The primary factors affecting our operating cash flows during this period were our net loss of $91.6 million, impacted by $37.3 million of non-cash charges, and $2.8 million of cash provided by changes in our operating assets and liabilities. The non-cash charges primarily consisted of $34.7 million in stock-based compensation, $9.2 million of depreciation and amortization, $5.3 million in gains on revaluation of contingent consideration, $2.9 million of amortization of costs capitalized to obtain contracts, $1.8 million gain in convertible notes fair value adjustment, $1.5 million non-cash revenue from affiliate, and $1.3 million gain in derivative liability fair value adjustment. The cash provided by changes in our operating assets and liabilities was primarily due to a $10.6 million decrease in prepaid expenses and other assets, a $6.5 million decrease in accounts receivable, net, and a $4.7 million increase in deferred revenue. These amounts were partially offset by a $12.7 million decrease in accounts payable, a $7.7 million decrease in accrued expenses and other liabilities, a $3.3 million increase in costs capitalized to obtain contracts, a $0.5 million increase in inventory, and a $0.3 million increase in other noncurrent liabilities.
For the year ended December 31, 2021, net cash used in operating activities was $12.2 million. The primary factors affecting our operating cash flows during this period were our net loss of $33.6 million, impacted by $21.8 million non-cash charges and $0.4 million of cash used by changes in our operating assets and liabilities. The non-cash charges primarily consisted of $11.8 million in stock-based compensation, $4.0 million in amortization of costs capitalized to obtain contracts, $3.6 million loss on revaluation of contingent consideration, a $0.7 million loss attributable to the derivative liability fair value adjustment, and $0.9 million of depreciation and amortization. The cash used by changes in our operating assets and liabilities was primarily due to a $4.7 million increase in accrued expenses and other liabilities, a $1.7 million increase in deferred revenue, and a $0.6 million increase in accounts payable. These amounts were partially offset by a $2.7 million increase in accounts receivable, net, a $1.7 million increase in costs capitalized to obtain contracts, net, a $1.2 million decrease in other noncurrent liabilities, a $0.9 million increase in prepaid expenses and other assets, and a $0.9 million increase in inventory.
Investing Activities
For the year ended December 31, 2022, net cash used in investing activities was $111.6 million, which relates to $110.9 million of cash paid for the Tile Acquisition, net of cash acquired and $0.7 million related to the capitalization of internal use software costs.
For the year ended December 31, 2021, net cash used in investing activities was $7.1 million, which relates to a $4.0 million cash advance on convertible note receivable and $3.0 million of cash paid for the Jiobit Acquisition, net of cash acquired.
Financing Activities
For the year ended December 31, 2022, net cash provided by financing activities was $27.7 million, which relates to
$32.2 million of proceeds from a capital raise, $2.4 million of proceeds from the exercise of options, and $0.6 million of proceeds from the repayment of notes due from affiliates, partially offset by $4.1 million of taxes paid related to net settlement of equity awards and $3.5 million of repayment of convertible notes.
For the year ended December 31, 2021, net cash provided by financing activities was $194.0 million, which primarily related to $193.1 million of proceeds from a capital raise, $3.5 million of proceeds from the exercise of options, and $2.1 million in cash received associated with the issuance of convertible notes offset by $4.7 million of taxes paid related to net settlement of equity awards.

Obligations and Other Commitments
Our principal commitments consist of obligations under our convertible notes, operating leases for office space, and other purchase commitments. Our obligations under our convertible notes are described in Notes 6 and 9 to our consolidated financial statements. Information regarding our non-cancellable lease and other purchase commitments as of December 31, 2022, can be found in Notes 8 and 11 to our consolidated financial statements.
Critical Accounting Policies and Significant Management Estimates
We prepare our consolidated financial statements in accordance with GAAP. The preparation of consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates. Critical accounting policies and estimates are those that we consider the most important to the portrayal of our financial condition and results of operations because they require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. The critical accounting estimates, assumptions, and judgments that we believe to have the most significant impact on our consolidated financial statements are described below. This discussion is provided to supplement the descriptions of our accounting policies contained in Note 2, “Summary of Significant Accounting Policies” to our consolidated financial statements and to our interim financial statements included elsewhere in this Annual Report on Form 10-K.
Revenue Recognition
We derive revenue from subscription fees (which include support fees), the sale of Tile and Jiobit hardware devices, and other data revenue. We sell subscriptions to our platform through arrangements that are generally monthly to annual in length. Our arrangements are generally non-cancellable and non-refundable. Our subscription arrangements do not provide customers with the right to take possession of the software supporting the platform and, as a result, are accounted for as service arrangements.
We determine revenue recognition through the following steps:
•Identification of the contract, or contracts, with a customer;
•Identification of the performance obligations in the contract;
•Determination of the transaction price;
•Allocation of the transaction price to the performance obligations in the contract; and
•Recognition of revenue when, or as, we satisfy a performance obligation.
Subscription Revenue
Subscription revenue, which includes support, is recognized on a straight-line basis over the non-cancellable contractual term of the arrangement, generally beginning on the date that our service is made available to the customer. We also generate revenue from the Tile Premium Subscription and Jiobit Subscription offerings. We consider delivery of services to have occurred as control is transferred.
Hardware Revenue
We derive a majority of our hardware revenue from sales of Tile and Jiobit hardware devices. We consider delivery of our products to have occurred once control has transferred and delivery of services to have occurred as control is transferred. We recognize revenue, net of estimated sales returns, sales incentives, discounts, and sales tax.

Other Revenue
The majority of the Company’s traditional data partner contracts have been terminated in 2022 and as discussed herein, the Company is in the process of winding down the traditional data brokerage business and has moved toward an aggregated data sales model. In the meantime, other revenue includes agreements with third parties to provide access to and use of Life360 data as well as advertising on the Company’s mobile platform. The Company estimates and includes variable consideration in the transaction price at contract inception to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. In estimating variable consideration in data arrangements, the Company considers historical experience and other external factors that may impact the expectation of future data usage. Access to the Company’s data represents a series of distinct services as the Company continually provides access to the data, fulfills its obligation to the customer over the non-cancelable contractual term, and the customer receives and consumes the benefit of the data throughout the contract period. The series of distinct services represents a single performance obligation that is satisfied over time.
Arrangements with Multiple Performance Obligations
Our hardware sales arrangements typically contain multiple performance obligations, consisting of the hardware sale, application usage, hardware support, and in some cases, subscriptions. For arrangements with multiple performance obligations where the contracted price differs from the stand-alone selling price (the “SSP”) for any distinct good or service, we may be required to allocate the transaction price to each performance obligation using our best estimates for the SSP. Our process for determining the SSP considers multiple factors including consumer behaviors, our internal pricing model, and cost-plus margin, and may vary depending upon the facts and circumstances related to each deliverable. For business-to-business hardware sales, we will estimate the expected consideration amount after credits and discounts.
Amounts allocated to the delivered hardware devices are recognized at the time of delivery, provided the other conditions for revenue recognition have been met, with a portion of the consideration being allocated to application usage (maintenance) and support. Amounts allocated to subscriptions are deferred and recognized ratably over the subscription term.
Sales Incentives
We offer sales incentives through various programs, consisting primarily of cooperative advertising and pricing promotions to retailers and distributors. We record advertising with customers as a reduction to revenue unless we receive a distinct benefit in exchange for credits claimed by the customer and can reasonably estimate the fair value of the distinct benefit received, in which case we record it as a marketing expense. We recognize a liability and reduce revenue for rebates or other incentives based on the estimated amount of rebates or credits that will be claimed by customers.
Product Warranty
We offer a standard product warranty that our products will operate under normal use for a period of one year from the date of original purchase. We also offer extended warranties generally for a period of three years for devices with replaceable batteries. We will either repair or replace the defective product. At the time revenue is recognized, an estimate of future warranty costs is recorded as a component of cost of revenues. Factors that affect the warranty obligation include product failure rates, service delivery costs incurred in correcting the product failures, and warranty policies. Our products are manufactured by contractor manufacturers, and in certain cases, we may have recourse to such contract manufacturers.
Inventory Valuation
Inventories consist of raw material and finished goods which are purchased from contract manufacturers. Inventories are stated at the lower of cost or net realizable value, with costs being computed on a weighted average basis. We assess the valuation of inventory and periodically write down the value for estimated excess and obsolete inventory based upon estimates of future demand and market conditions.

Costs Capitalized to Obtain Contracts
Revenue-share payments to third parties in connection with initial annual subscription sales of the Company’s mobile application on third-party store platforms, are considered to be incremental and recoverable costs of obtaining a contract with a customer. These costs are recognized and amortized over the average customer life, which was approximately two to three years depending on the subscription type. The Company determines the period of benefit by taking into consideration the average customer life based upon its assessment of historical data and other factors.
Stock-Based Compensation Expense
The Company has an equity incentive plan under which various types of equity-based awards including, but not limited to, incentive stock options, non-qualified stock options, and Restricted Stock Units (“RSUs”) may be granted to employees, non-employee directors, and non-employee consultants. Compensation expense is measured and recognized in the consolidated financial statements based on fair value. The fair value of each option award is estimated on the grant date using the Black-Scholes option pricing model. The fair value of stock options that are expected to vest is recognized as compensation expense on a straight-line basis over the requisite service period. The fair value of RSUs is based on the fair value of the common stock on the date of grant. The stock-based compensation expense is based on awards ultimately expected to vest. Forfeitures are recorded as they occur.
Our use of the Black-Scholes option pricing model requires the input of highly subjective assumptions, including the fair value of the underlying shares of our common stock, the expected term of the option, the expected volatility of the price of our common stock, risk-free interest rates and the expected dividend yield of our common stock. The assumptions used to determine the fair value of the awards represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment.
These assumptions and estimates are as follows:
•Fair Value of Common Stock. Since the listing of our CDIs on the ASX, the fair value of common stock is based on the closing price of our CDIs on the ASX as reported in Australian dollars, adjusted to reflect the CDI/per share of common stock ratio in effect, and translated to U.S. dollars based on the date of grant of our common stock.
•Expected Term. The expected term for employees is based on the simplified method, as the Company’s stock options have the following characteristics: (i) granted at-the-money; (ii) exercisability is conditioned upon service through the vesting date; (iii) termination of service prior to vesting results in forfeiture; (iv) limited exercise period following termination of service; and (v) options are non-transferable and non-hedgeable, or “plain vanilla” options, and the Company has limited history of exercise data. The expected term for non-employees is based on the remaining contractual term.
•Expected Volatility. Since we have limited trading history of CDIs, interests in our common stock, the expected volatility is determined based on the historical stock volatilities of our comparable companies, and the Company’s trading data since listing on the ASX. Comparable companies consist of public companies in our industry, which are similar in size, stage of life cycle and financial leverage. The Company will continue to analyze the historical stock price volatility and expected term assumptions as more historical data for the Company’s common stock becomes available.
•Risk-Free Interest Rate. We base the risk-free interest rate on the implied yield available on U.S. Treasury zero-coupon issues with a remaining term equivalent to that of the options for each expected term.
•Dividend Yield. The expected dividend assumption is based on our current expectations about our anticipated dividend policy. As we have no history of paying any dividends and have no plans to pay dividends in the foreseeable future, we used an expected dividend yield of zero.
The following table summarizes the assumptions used in the Black-Scholes option pricing model to determine the fair value of our stock options:

	Year Ended December 31,
	2022	2021
Expected term (in years)	3.87	4.24
Expected stock price volatility	65%	49%
Risk-free interest rate	2.22%	0.68%
Dividend yield	0%	0%
We will continue to use judgment in evaluating the expected volatility and expected term utilized in our share-based compensation expense calculations on a prospective basis.
Common Stock Valuations
After completion of the listing of our CDIs on the ASX, our Board determines the fair value of each underlying share of our common stock based on the closing price of our CDIs as reported on the date of grant.
Income Taxes
We account for income taxes under the asset and liability method. We estimate actual current tax exposure together with assessing temporary differences resulting from differences in accounting for reporting purposes and tax purposes for certain items, such as accruals and allowances not currently deductible for tax purposes. These temporary differences result in deferred tax assets and liabilities, which are included in our balance sheet. In general, deferred tax assets represent future tax benefits to be received when certain expenses previously recognized in our statements of operations and comprehensive loss become deductible expenses under applicable income tax laws or when net operating loss or credit carryforwards are utilized. Accordingly, realization of our deferred tax assets is dependent on future taxable income against which these deductions, losses and credits can be utilized.
We must assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent we believe that recovery is not likely, we establish a valuation allowance. The assessment of whether or not a valuation allowance is required often requires significant judgment including current and historical operating results, the forecast of future taxable income and on-going prudent and feasible tax planning initiatives. Should the actual amounts differ from estimates, the amount of valuation allowance could be materially impacted. Any adjustment to the deferred tax asset valuation allowance would be recorded in the consolidated statement of operations for the periods in which the adjustment is determined to be required.
Recent Accounting Pronouncements
See Note 2, “Summary of Significant Accounting Policies,” to our consolidated financial statements included in Item 8 of Part II hereof for a discussion of recent accounting pronouncements.
Jumpstart Our Business Startups (“JOBS”) Act Accounting Elections
We are an emerging growth company, as defined in the JOBS Act. The JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an emerging growth company to delay the adoption of some accounting standards until those standards would otherwise apply to private companies. We have elected to use the extended transition period under the JOBS Act for the adoption of certain accounting standards until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and foreign currency exchange rates.
Interest Rate Risk
As of December 31, 2022 and December 31, 2021, we had $75.4 million and $231.0 million, respectively, of cash equivalents invested in cash and cash equivalents and money market funds. Our cash and cash equivalents are held for working capital purposes.
As of December 31, 2022 and December 31, 2021, a hypothetical 10% relative change in interest rates would not have a material impact on our consolidated financial statements.
Foreign Currency Exchange Risk
Our reporting currency and functional currency is the U.S. dollar. The majority of our sales are denominated in U.S. dollars, and therefore our revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which is primarily in the United States. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any active hedging arrangements with respect to foreign currency risk or other derivative financial instruments, although we may choose to do so in the future. We do not believe that a hypothetical 1,000 basis-point increase or decrease in the relative value of the U.S. dollar to other currencies would have a material effect on our operating results.
Inflation Risk
We do not believe that inflation has had a material effect on our business, results of operations, or financial condition. Nonetheless, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs. Our inability or failure to do so could harm our business, results of operations, or financial condition.
Fair Value Risk
As of December 31, 2022 and December 31, 2021, we had $7.0 million and $23.2 million of liabilities that are measured at fair value, respectively. Fair value measurements include significant assumptions that are driven by market conditions and macroeconomic factors at measurement dates. Our consolidated results of operations are therefore subject to market fluctuations and may be affected in the future as a result of these fair value changes.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Life360, Inc.
San Mateo, California
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Life360, Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes to the consolidated financial statements. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP
We have served as the Company’s auditor since 2018.
San Francisco, California
March 23, 2023

Life360, Inc.
Consolidated Balance Sheets
(Dollars in U.S. $, in thousands, except share and per share data)

	December 31, 2022	December 31, 2021
Assets
Current Assets:
Cash and cash equivalents	$75,444	$230,990
Restricted cash, current	13,274	—
Accounts receivable, net	33,125	11,772
Inventory	10,826	2,009
Costs capitalized to obtain contracts, net	1,438	1,319
Prepaid expenses and other current assets	8,548	10,590
Total current assets	142,655	256,680
Restricted cash, noncurrent	1,647	355
Property and equipment, net	393	580
Costs capitalized to obtain contracts, noncurrent	626	330
Prepaid expenses and other assets, noncurrent	7,134	3,691
Right-of-use-asset	802	1,627
Intangible assets, net	52,699	7,986
Goodwill	133,674	31,127
Total Assets	$339,630	$302,376
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$13,791	$3,248
Accrued expenses and other current liabilities	27,015	10,547
Escrow liability	13,274	—
Contingent consideration	—	9,500
Convertible notes, current ($3,513 and $4,222 measured at fair value, respectively)	3,513	4,222
Deferred revenue, current	30,056	13,929
Total current liabilities	87,649	41,446
Convertible notes, noncurrent ($3,425 and $8,071 measured at fair value, respectively)	4,060	8,284
Derivative liability, noncurrent	101	1,396
Deferred revenue, noncurrent	2,706	—
Other liabilities, noncurrent	576	1,205
Total Liabilities	$95,092	$52,331
Commitments and Contingencies (Note 11)
Stockholders’ Equity
Common Stock, $0.001 par value; 100,000,000 shares authorized as of December 31, 2022 and December 31, 2021; 65,239,843 and 60,221,799 issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	67	61
Additional paid-in capital	501,763	416,278
Notes due from affiliates	(314)	(951)
Accumulated deficit	(256,972)	(165,343)
Accumulated other comprehensive income	(6)	—
Total stockholders’ equity	244,538	250,045
Total Liabilities and Stockholders’ Equity	$339,630	$302,376
See accompanying notes to the consolidated financial statements.

Life360, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(Dollars in U.S. $, in thousands, except share and per share data)

	Year Ended December 31,
	2022	2021	2020
Subscription revenue	$153,287	$86,551	$58,472
Hardware revenue	47,884	952	—
Other revenue (including related party revenue of $0, $0 and $195, respectively)	27,134	25,140	22,183
Total revenue	228,305	112,643	80,655
Cost of subscription revenue	30,659	17,807	13,582
Cost of hardware revenue	45,441	1,340	—
Cost of other revenue	3,607	3,621	1,813
Total cost of revenue	79,707	22,768	15,395
Gross Profit	148,598	89,875	65,260
Operating expenses:
Research and development	102,480	50,994	39,643
Sales and marketing	92,419	47,473	30,190
General and administrative	48,110	23,670	12,078
Total operating expenses	243,009	122,137	81,911
Loss from operations	(94,411)	(32,262)	(16,651)
Other income (expense):
Convertible notes fair value adjustment	1,786	(511)	—
Derivative liability fair value adjustment	1,295	(733)	—
Other income (expense), net	13	(178)	317
Total other income (expense), net	3,094	(1,422)	317
Loss before income taxes	(91,317)	(33,684)	(16,334)
Provision (benefit) for income taxes	312	(127)	—
Net loss	(91,629)	(33,557)	(16,334)
Net loss per share, basic	$(1.47)	$(0.65)	$(0.33)
Net loss per share, diluted (Note 18)	$(1.50)	$(0.65)	$(0.33)
Weighted-average shares used in computing net loss per share, basic	62,209,545	51,656,195	49,346,050
Weighted-average shares used in computing net loss per share, diluted (Note 18)	62,839,593	51,656,195	49,346,050
Comprehensive loss
Net loss	$(91,629)	$(33,557)	$(16,334)
Change in foreign currency translation adjustment	(6)	—	—
Total comprehensive loss	$(91,635)	$(33,557)	$(16,334)
See accompanying notes to the consolidated financial statements.

Life360, Inc.
Consolidated Statements of Stockholders’ Equity
(Dollars in U.S. $, in thousands, except share and per share data)

	Common Stock		Additional Paid-In Capital	Notes Due from Affiliates	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	48,840,675	$49	$188,300	$(831)	$(115,452)	$—	$72,066
Exercise of stock options	895,430	1	1,612	—	—	—	1,613
Repurchase of common stock	(4,554)	—	(1)	—	—	—	(1)
Issuance of common stock for services rendered	1,250	—	—	—	—	—	—
Vesting of restricted stock units	302,607	—	—	—	—	—	—
Taxes paid related to net settlement of equity awards	—	—	(1,150)	—	—	—	(1,150)
Stock-based compensation expense	—	—	8,091	—	—	—	8,091
Interest accrued relating to notes due from affiliates	—	—	—	(96)	—	—	(96)
Net loss	—	—	—	—	(16,334)	—	(16,334)
Balance at December 31, 2020	50,035,408	$50	$196,852	$(927)	$(131,786)	$—	$64,189
Exercise of stock options	1,056,352	1	3,542	—	—	—	3,543
Exercise of warrants	37,410	—	—	—	—	—	—
Vesting of restricted stock units	547,882	1	(1)	—	—	—	—
Taxes paid related to net settlement of equity awards	—	—	(4,725)	—	—	—	(4,725)
Issuance of warrants with convertible note (Note 9)	—	—	844	—	—	—	844
Beneficial conversion feature associated with convertible note (Note 9)	—	—	603	—	—	—	603
Issuance of common stock in connection with an acquisition	765,733	1	13,820	—	—	—	13,821
Issuance of common stock net of issuance costs of $5,757	7,779,014	8	193,056	—	—	—	193,064
Vested option awards assumed in connection with an acquisition	—	—	533	—	—	—	533
Stock-based compensation expense	—	—	11,754	—	—	—	11,754
Interest accrued relating to notes due from affiliates	—	—	—	(24)	—	—	(24)
Net loss	—	—	—	—	(33,557)	—	(33,557)
Balance at December, 31, 2021	60,221,799	$61	$416,278	$(951)	$(165,343)	$—	$250,045
Exercise of stock options	458,422	1	2,393	—	—	—	2,394
Exercise of warrants	87,795	—	1	—	—	—	1
Vesting of restricted stock units	762,488	1	(1)	—	—	—	—
Taxes paid related to net settlement of equity awards	—	—	(4,077)	—	—	—	(4,077)
Issuance of common stock in connection with an acquisition	763,183	1	15,408	—	—	—	15,409
Issuance of common stock net of issuance costs of $1,050	2,645,503	3	32,212	—	—	—	32,215
Repayment of notes due from affiliate	—	—	648	648	—	—	1,296
Issuance of common stock in settlement of contingent consideration	376,573	—	4,221	—	—	—	4,221
Stock-based compensation expense	—	—	34,680	—	—	—	34,680
Interest accrued relating to notes due from affiliates	—	—	—	(11)	—	—	(11)
Cancellation of revesting stock	(75,920)	—	—	—	—	—	—
Net loss	—	—	—	—	(91,629)	—	(91,629)
Change in foreign currency translation adjustment	—	—	—	—	—	(6)	(6)
Balance at December 31, 2022	65,239,843	$67	$501,763	$(314)	$(256,972)	$(6)	$244,538

Life360, Inc.
Consolidated Statements of Cash Flows
(Dollars in U.S. $, in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash Flows from Operating Activities:
Net loss	$(91,629)	$(33,557)	$(16,334)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,199	876	657
Amortization of costs capitalized to obtain contracts	2,928	4,014	7,021
Stock-based compensation expense	34,680	11,754	8,091
Compensation expense in connection with revesting notes	(87)	184	—
Non-cash interest (income) expense, net	474	166	(23)
Convertible notes fair value adjustment	(1,786)	511	—
Derivative liability fair value adjustment	(1,295)	733	—
(Gain)/loss on revaluation of contingent consideration	(5,279)	3,600	—
Non-cash revenue from affiliate	(1,504)	—	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	6,474	(2,689)	(1,149)
Prepaid expenses and other assets	10,629	(943)	(2,220)
Inventory	(497)	(859)	—
Costs capitalized to obtain contracts, net	(3,343)	(1,713)	(5,240)
Accounts payable	(12,654)	559	1,925
Accrued expenses and other liabilities	(7,722)	4,720	438
Deferred revenue	4,660	1,671	770
Other liabilities, noncurrent	(303)	(1,180)	(1,186)
Net cash used in operating activities	(57,055)	(12,153)	(7,250)
Cash Flows from Investing Activities:
Cash paid for acquisitions, net of cash acquired	(110,933)	(2,983)	—
Internal use software	(701)	—	—
Purchase of capital assets	—	(81)	(653)
Cash advance on convertible note receivable	—	(4,000)	—
Net cash used in investing activities	(111,634)	(7,064)	(653)
Cash Flows from Financing Activities:
Proceeds from the exercise of options	2,394	3,543	1,594
Taxes paid related to net settlement of equity awards	(4,077)	(4,725)	(1,149)
Proceeds from repayment of notes due from affiliates	648	—	—
Payments on borrowings	—	(41)	(3,115)
Proceeds from borrowings	—	—	3,115
Repayment of convertible notes	(3,471)	—	—
Proceeds from capital raise, net of $1,050, $5,757, and $0 of transaction costs, respectively	32,215	193,064	—
Cash received in advance of the issuance of convertible notes	—	2,110	—
Net cash provided by financing activities	27,709	193,951	445
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	(140,980)	174,734	(7,458)

Cash, Cash Equivalents and Restricted Cash at the Beginning of the Period	231,345	56,611	64,069
Cash, Cash Equivalents, and Restricted Cash at the End of the Period	$90,365	$231,345	$56,611

Life360, Inc.

Supplemental disclosure:
Cash paid during the period for taxes	—	(33)	—
Cash paid during the period for interest	(514)	(24)	—

Non-cash investing and financing activities:
Fair value of stock issued in connection with an acquisition	$15,409	$13,821	$—
Fair value of convertible debt issued in connection with an acquisition	—	11,597	—
Fair value of contingent consideration issued in connection with an acquisition	—	5,900	—
Fair value of vested options assumed in connection with an acquisition	—	533	—
Forgiveness of convertible note receivable in connection with an acquisition	—	4,023	—
Relative fair value of warrants issued with convertible debt	—	844	—
Beneficial conversion feature related to convertible debt	—	603	—
Fair value of bifurcated derivative related to convertible debt	—	663	—
Fair value of warrants held as investment in affiliate	5,474	—	—
Fair value of stock issued in settlement of contingent consideration	4,221	—	—
Total non-cash investing and financing activities:	$25,104	$37,984	$—

The following table provides a table of cash, cash equivalents, and restricted cash reported within the balance sheets totaling the same such amounts shown above:

	December 31, 2022	December 31, 2021	December 31, 2020
Cash and cash equivalents	$75,444	$230,990	$56,413
Restricted cash	14,921	355	198
Total cash, cash equivalents, and restricted cash	$90,365	$231,345	$56,611
See accompanying notes to the consolidated financial statements.

Life360, Inc.
Notes to Consolidated Financial Statements

1.    Nature of Business
Life360, Inc. is a leading technology platform used to locate the people, pets and things that matter most to families. The Company was incorporated in the State of Delaware in 2007. The Company’s core offering, the Life360 mobile application, includes features that range from communications to driving safety and location sharing. The Company operates under a “freemium” model where its core offering is available to users at no charge, with three membership subscription options that are available but not required. The Company also generates revenue through monetization arrangements with certain commercial third parties (“Data Revenue Partners”) through Lead Generation and license agreements (including aggregated insights into the data collected from the Company’s user base). On September 1, 2021, the Company acquired all ownership interests of Jiobit. Jiobit is a provider of wearable location devices for young children, pets, and seniors. On January 5, 2022, the Company acquired all ownership interests of Tile. Tile is a smart location company whose products include a Bluetooth enabled device and related accessories that work in tandem with the Tile application to enable its customers to locate lost or misplaced objects.
2.    Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The consolidated financial statements and accompanying notes have been prepared in accordance with generally accepted accounting principles in the United States, or (“GAAP”), are presented in U.S. dollars unless otherwise stated, and include the accounts of Life360, Inc. and subsidiaries, Jiobit, Tile, Tile Europe Ltd and Tile Network Canada ULC. All inter-company transactions and balances have been eliminated.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenue and expenses during the reporting period. Significant estimates made by management include, but are not limited to, the determination of revenue recognition, including the determination of selling prices for distinct performance obligations sold in multiple-performance obligation arrangements, the period over which revenue is recognized for certain arrangements, and estimated delivery dates for orders with title transfer upon delivery, accounts receivable allowance, product returns, promotional and marketing allowances, inventory valuation, average useful customer life, stock-based compensation, legal contingencies, assessment of possible impairment of long-lived assets and goodwill, valuation of contingent consideration, convertible notes and Embedded Derivatives, useful lives of long lived assets and income taxes including valuation allowances on deferred tax assets. The Company bases its estimates and judgments on historical experience and on various assumptions that it believes are reasonable under the circumstances. Actual results could differ significantly from those estimates.
Recently adopted accounting pronouncements
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires contract assets and contract liabilities (i.e., deferred revenue) acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers. The guidance should be applied prospectively to acquisitions occurring on or after the effective date. The guidance is effective for the Company beginning January 1, 2024, and interim periods therein. Early adoption is permitted, including in interim periods, for any financial statements that have not yet been issued. The Company elected to early adopt ASU 2021-08 on September 1, 2021, and the Company has recorded the acquired deferred revenue based on historical carrying value rather than fair value in the consolidated financial statements and related disclosures.

Life360, Inc.
Notes to Consolidated Financial Statements

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (“ASU 2019-12”), as part of its initiative to reduce complexity in accounting standards. ASU 2019-12 removes the following exceptions: exception to the incremental approach for intraperiod tax allocation; exception to accounting for basis differences when there are ownership changes in foreign investments; and exception to interim period tax accounting for year-to-date losses that exceed anticipated losses. ASU 2019-12 also improves financial reporting for franchise taxes that are partially based on income; transactions with a government that result in a step up in the tax basis of goodwill; separate financial statements of legal entities that are not subject to tax; and enacted changes in tax laws in interim periods. ASU 2019-12 is effective for public business entities in fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. For all other entities, the standard is effective in fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early adoption of the standard is permitted, including adoption in interim or annual periods for which financial statements have not yet been issued. On January 1, 2021, the Company adopted ASU 2019-12, and the standard did not have a material impact on its consolidated financial statements and related disclosures.
In August 2020, the FASB issued ASU No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. Among other changes, ASU 2020-06 removes from GAAP the liability and equity separation model for convertible instruments with a cash conversion feature, and as a result, after adoption, entities will no longer separately present in equity an embedded conversion feature for such debt. Similarly, the embedded conversion feature will no longer be amortized into income as interest expense over the life of the instrument. Instead, entities will account for a convertible debt instrument wholly as debt unless (1) a convertible instrument contains features that require bifurcation as a derivative under ASC Topic 815, Derivatives and Hedging, or (2) a convertible debt instrument was issued at a substantial premium. Additionally, ASU 2020-06 requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share, which will result in increased dilutive securities as the assumption of cash settlement of the notes will not be available for the purpose of calculating earnings per share. The provisions of ASU 2020-06 are effective for reporting periods beginning after December 15, 2021, with early adoption permitted for reporting periods beginning after December 15, 2020 and can be adopted on either a fully retrospective or modified retrospective basis. On January 1, 2022, the Company adopted ASU 2020-06, and the standard did not have a material impact on its consolidated financial statements and related disclosures.

Accounting pronouncements not yet adopted
Although there are several new accounting standards issued or proposed by the FASB, which the Company will adopt, as applicable, the Company does not believe any of these accounting pronouncements will have a material impact on its consolidated financial statements.
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

Life360, Inc.
Notes to Consolidated Financial Statements

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
Variable Consideration
The Company recognizes hardware revenue at the net sales price, which includes certain estimates for variable consideration with its customers. The Company’s variable consideration is primarily in the form of promotional agreements and marketing development fund agreements in relation to the hardware tracking devices.
These agreements are designed to enhance the sale of the Company’s products and consist of incentives to the Company’s customers. The Company estimates variable consideration using the expected value method. All forms of variable consideration are recorded as contra-revenue and a corresponding liability in its consolidated balance sheet. Certain agreements are estimates at period end due to the nature of the incentives or expected and yet-to-be announced incentive programs that apply to current period revenue transactions. These estimates are based on the Company’s incentive program experience, historical and projected sales data and current contractual terms. The remaining portion of this liability is based on contractual amounts and does not require estimation.
Subscription Revenue
The Company’s subscription revenue includes related support and is comprised of Life360 mobile application subscriptions as well as subscription service plans for the Tile and Jiobit hardware tracking devices. The Company’s subscription contracts with customers are established at the point of mobile application download and purchase as indicated through acceptance of the Company’s Terms of Use. The Company’s subscription agreements generally have monthly or annual contractual terms and are billed and paid in advance.
The cloud-based subscriptions are considered single combined performance obligations, consisting of multiple features that can be purchased separately, but which are bundled together and delivered to the customer as a combined output. The Company provides its customers with technical support along with unspecified updates and upgrades to the platform on an if and when available basis.
The subscription service plan for the Tile and Jiobit hardware tracking device is a distinct and separate performance obligation from the hardware. Subscription fees are fixed and recognized on a straight-line basis over the non-cancellable contractual term of the agreement, generally beginning on the date that the Company’s service is made available to the customer. The Company recognizes revenues on a straight-line basis because the customer receives and consumes the benefits of the service ratably throughout the contractual period. The Company’s contracts are generally non-cancelable and do not provide for refunds to customers in the event of cancellations.

Life360, Inc.
Notes to Consolidated Financial Statements

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
The Company’s hardware and the embedded operating system are one distinct performance obligation and separate from the subscription service plans for the Tile and Jiobit hardware tracking device. The Company’s embedded operating system is a component of the hardware that is integral to the functionality of the hardware and only together produce the essential functionality of the hardware. The Company offers extended warranties and hardware protection plans that are recognized over the contractual service period (typically 1 to 2 years). Payment terms and conditions vary by contract type and are billed either in advance or have a standard payment term generally requiring payment within 30 to 60 days.
Other Revenue
Other revenue consists primarily of data revenue and partnership revenue. In January 2022, Life360 announced a new partnership agreement with a key Data Partner, a prominent provider of aggregated analytics for the retail ecosystem, in which executives of the Company have an immaterial ownership interest through a passive investment vehicle. As part of this partnership, the Data Partner will provide data processing and analytics services to Life360 and will have the right to commercialize aggregated data related to place visits during the term of the agreement. The partnership agreement includes fixed monthly revenue amounts for access to aggregated data for the duration of the three-year agreement. The Company has a stand ready obligation to provide aggregated user data over the term of the partnership agreement and recognizes revenue ratably based on the fixed monthly amounts. The Company estimates and includes variable consideration in the transaction price at contract inception to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The partnership agreement has standard payment terms that require payment within 30 days.

In connection with the agreement, the Data Partner issued the Company a warrant to purchase up to 5,100,167 shares of Series C Preferred Stock at an exercise price of $4.90 per share (“Investment in Affiliate”). The grant of the warrant is considered non-cash consideration, which the Company measured at fair value on the date of issuance. The warrant was valued using a Black-Scholes option pricing model, and the fair value of approximately $5.4 million has been included as part of the transaction price of the data partnership agreement, and will be included in prepaid expenses and other assets, noncurrent on the Company’s consolidated balance sheets.
The Company’s data revenue also includes Life360 data monetization arrangements with certain third parties established through Data Master Service Agreements (collectively, “Data MSAs”), which outline specific terms governing the access and use of data and related fees. The Company determines a contract to exist upon the mutual execution of a Data MSA. Those customers historically had the ability to access certain portions of the Company’s user data over the contract term, in which certain customers pay a fee based on average active monthly users. Most of the Company’s Data MSAs have been terminated as of December 31, 2022 as the Company has moved toward an aggregated data sales model. The Company recognizes fees for legacy data arrangements over time based on the fee per average active monthly user as the customer simultaneously receives and consumes the benefit of the services that the Company provides over the term of the agreement.

Data revenue was $23.2 million, $18.7 million, and $16.0 million for the years ended December 31, 2022, 2021, and 2020, respectively.
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

Life360, Inc.
Notes to Consolidated Financial Statements

Partnership revenue was $3.9 million, $6.4 million, and $6.0 million for the years ended December 31, 2022, 2021, and 2020, respectively.
Remaining Performance Obligations
Remaining performance obligations represent the amount of contracted future revenue not yet recognized as the amounts relate to undelivered performance obligations, including both deferred revenue and non-cancelable contracted amounts that will be invoiced and recognized as revenue in future periods. Revenue allocated to remaining performance obligations was $32.8 million as of December 31, 2022, of which the Company expects $30.1 million to be recognized over the next twelve months. Revenue allocated to remaining performance obligations was $13.9 million as of December 31, 2021, all of which the Company expected to be recognized over the next twelve months.
Cost of Revenue
Cost of subscription revenue includes all direct costs to deliver the Company’s subscription services. These costs include personnel-related costs associated with the Company’s cloud-based infrastructure and the Company’s customer support organization, third-party hosting fees, software, and maintenance costs, outside services associated with the delivery of the Company’s subscription services, personnel-related expenses, travel-related costs, amortization of acquired intangibles and allocated overhead, such as facilities, including rent, utilities, depreciation on equipment shared by all departments, credit card and transaction processing fees, and shared information technology costs. Personnel-related expenses include salaries, bonuses, benefits, and stock-based compensation for operations personnel.
Cost of hardware revenue consists of product costs, including hardware production, contract manufacturers for production, shipping and handling, packaging, fulfillment, personnel-related expenses, manufacturing and equipment depreciation, warehousing, tariff costs, customer support costs, credit card and transaction processing fees, warranty replacement, and write-downs of excess and obsolete inventory. Personnel-related expenses include salaries, bonuses, benefits, and stock-based compensation for operations personnel.
Cost of other revenue consists of cloud-based hosting costs, as well as costs of product operations function and employee-related costs associated with the Company’s data platform.
Costs Capitalized to Obtain Contracts
Costs capitalized to obtain contracts comprise of revenue-share payments in connection with annual subscription sales of the Company’s mobile application on each respective third-party store platform as well as sales commissions paid to employees on hardware sales. Costs that are incremental and directly related to new customer sales contracts are accrued and capitalized upon execution of a non-cancelable customer contract, and subsequently expensed over the average life of the customer relationship, which is currently estimated to be two to three years depending on the subscription type. The Company has elected the practical expedient under ASC 340-40 to expense incremental costs of obtaining a contract if the amortization periods is one year or less.
Allowance for Doubtful Accounts
The Company makes judgments as to its ability to collect outstanding accounts receivable and provide allowances for accounts receivable when and if collection becomes doubtful. The Company evaluates the collectability of its accounts receivable based on review of its past-due balances, known collection risks and historical experience. In circumstances where the Company is aware of a specific customer’s potential inability to meet its financial obligations to the Company (e.g., bankruptcy filings or substantial downgrading of credit ratings), the Company records a specific reserve for bad debt against amounts due to reduce the net recognized receivable to the amount it reasonably believes will be collected. The allowance for doubtful accounts as of December 31, 2022 and December 31, 2021 and total bad debt expense for the years ended December 31, 2022, 2021 and 2020 was immaterial.

Life360, Inc.
Notes to Consolidated Financial Statements

Inventory and Contract Manufacturing
Inventory is comprised of raw materials and finished goods related to the Tile and Jiobit hardware tracking devices and accessories. Inventory is stated at the lower of cost or net realizable value on a weighted average basis. The Company assesses the valuation of inventory and writes down the value for estimated excess and obsolete inventory based upon estimates of future demand and market conditions. The Company’s inventory is held at third party warehouses and contract manufacturer premises.
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
Concentrations of Risk and Significant Customers
The Company’s business, operations, and financial results are subject to various risks and uncertainties including adverse global economic conditions, such as the coronavirus (COVID-19) pandemic, and competition in the Company’s industry that could adversely affect the Company’s business, financial conditions, results of operations and cash flows. These important factors, among others, could cause actual results to differ materially from any future results.

Cash Deposits in Excess of Federally Insured Limits
The Company currently maintains its cash balances at one financial institution, Silicon Valley Bridge Bank, N.A. Accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of December 31, 2022, the Company’s cash balances exceeded amounts insured by the FDIC. As a result, the Company may be impacted by adverse developments within the financial services industry which have in the past and may in the future threaten our ability to access our existing cash and cash equivalents and could have a material adverse effect on our business and financial condition. While the Company has not experienced any losses in such accounts, the recent failure of Silicon Valley Bank (“SVB”) exposed the Company to significant credit risk prior to the completion by the FDIC of the resolution of SVB in a manner that fully protected all depositors. The Company is in the process of transferring its accounts to one or more alternate depository institutions, the financial position of which management believes does not expose the Company to significant credit risk.

Major Customers
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

The Company depends on the constant real-time performance, reliability and availability of its technology system and access to its partner’s networks. The Company primarily relies on a single technology partner for its cloud platform and a limited number of contract manufacturers to assemble components of the Jiobit and Tile hardware tracking devices. Any adverse impacts to the platform and the contract manufacturers could negatively impact the Company’s relationships with its partners or users and may adversely impact its business, financial performance, and reputation.

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

Life360, Inc.
Notes to Consolidated Financial Statements

The following tables set forth the information about the Company’s channel and retail partners who represented greater than 10% of its revenue or accounts receivable, respectively:

	Percentage of Revenue
	Year Ended December 31,
	2022	2021	2020
Channel Partner A	49%	57%	54%
Channel Partner B	15%	18%	18%
Retail Partner A	13%	*	*
*    Represents less than 10%

	Percentage of Gross Accounts Receivable
	As of December 31,
	2022	2021
Channel Partner A	33%	48%
Channel Partner B	*	14%
Data Partner A	11%	*
Retail Partner A	23%	*
*    Represents less than 10%
Research and Development Costs
The Company charges costs related to research, design, and development of products to research and development expense as incurred. These costs consist of payroll related expenses, contractor fees, outside third-party vendors, and allocated facilities costs.
Advertising Expense
Advertising expense was $17.0 million, $7.1 million, and $6.7 million for the years ended December 31, 2022, 2021, 2020, respectively. Advertising expenses are recorded in the period in which cost is incurred and are presented within sales and marketing expense on the consolidated statements of operations.
Cash and Cash Equivalents
The Company considers all highly liquid investment securities with remaining maturities at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents include deposit and money market funds. Money market mutual funds are valued using quoted market prices and therefore are classified within Level 1 of the fair value hierarchy.
Restricted Cash
Deposits of $14.9 million and $0.4 million were restricted from withdrawal as of December 31, 2022 and December 31, 2021, respectively. $13.1 million of the restricted balance as of December 31, 2022 relates to funds placed in an indemnity escrow fund to be held for fifteen months after the acquisition date of Tile (i.e., through April 2023) for general representations and warranties and $0.2 million relates to funds placed in an indemnity escrow fund to be held for eighteen months after the acquisition date of Jiobit (i.e., through March 2023) for general representations and warranties. The restricted cash balances associated with the Tile and Jiobit indemnity escrow funds are included within restricted cash, current on the accompanying balance sheet.

Life360, Inc.
Notes to Consolidated Financial Statements

The restricted cash, noncurrent balance of $1.6 million as of December 31, 2022 relates to cash deposits restricted under letters of credit issued on behalf of the Company in support of indebtedness to trade creditors incurred in the ordinary course of business and to securing the Company’s facility leases. The restricted cash, noncurrent balance of $0.4 million as of December 31, 2021 relates to funds placed in an indemnity escrow fund after the acquisition of Jiobit, and facility lease agreements.
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
The recorded carrying amounts of cash and cash equivalents, prepaid expenses, accounts payable, and accounts receivable as of December 31, 2022 and December 31, 2021 approximate fair value due to their short-term nature. Refer to Note 6 “Fair Value Measurements” for further details.
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
Software Development Costs
For development costs related to internal use software projects, the Company capitalizes costs incurred during the application development stage. Costs related to preliminary project activities and post implementation activities are expensed as incurred. Internal use software is amortized on a straight-line basis over its estimated useful life of three years. The Company capitalized $0.7 million during the year ended December 31, 2022. Capitalized costs are included within intangible assets, net on the consolidated balance sheet. The Company did not capitalize any internal use software costs during the year ended December 31, 2021 as the capitalizable costs were not material.

Life360, Inc.
Notes to Consolidated Financial Statements

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
Business Combinations
The Company uses best estimates and assumptions to assign a fair value to the tangible and intangible assets acquired and liabilities assumed in business combinations as of the acquisition date. These estimates are inherently uncertain and subject to refinement. During the measurement period, which may be up to one year from the acquisition date, adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed may be recorded, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Company’s consolidated statements of operations.
Goodwill
Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Goodwill amounts are not amortized but tested for impairment on an annual basis during the fourth quarter. There was no impairment of goodwill during the years ended December 31, 2022, 2021, or 2020.
Intangible Assets, net
Intangible assets, including acquired, trade names, customer relationships, and acquired developed technology are carried at cost and amortized on a straight-line basis over their estimated useful lives. The Company determines the appropriate useful life of the Company’s intangible assets by measuring the expected cash flows of acquired assets. There was no impairment of intangible assets recorded during the years ended December 31, 2022, 2021, or 2020.
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
The Company reviews long-lived assets for impairment at least annually, or more frequently if events or changes in circumstances would more likely than not reduce the fair value of its single reporting unit below its carrying value. There was no impairment of long-lived assets recognized during the years ended December 31, 2022, 2021 or 2020.

Life360, Inc.
Notes to Consolidated Financial Statements

Deferred Revenue
Deferred revenue consists primarily of payments received and accounts receivable recorded in advance of revenue recognition under the Company’s subscription arrangements. The Company primarily invoices its customers for its subscription services arrangements in advance. Amounts anticipated to be recognized within one year of the balance sheet date are recorded as deferred revenue, current; the remaining portion is recorded as deferred revenue, noncurrent in the consolidated balance sheets.
Investment in Affiliate
Investment in Affiliate relates to non-marketable equity securities held in a privately held company without a readily determinable market value. Non-marketable equity securities consist of warrants held to purchase shares of preferred stock of a Data Revenue Partner, refer to Note 2 “Summary of Significant Accounting Policies” for additional information regarding the Company’s Data Revenue Partner. Investments in non-public businesses that do not have readily determinable pricing, and for which the Company does not have control or does not exert significant influence, are carried at cost less impairments, if any, plus or minus changes in observable prices for those investments. Gains or losses resulting from changes in the carrying value of these investments are included as a non-operating expense to the Company’s consolidated statements of operations and comprehensive loss. There have been no adjustments to the basis of the Company’s Investment in Affiliate to date. The carrying value of the Company’s Investment in Affiliate is included in prepaid expenses and other assets, noncurrent in the consolidated balance sheets.
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
In 2022 and 2021, the Company issued stock options and restricted stock that have performance-based vesting conditions. For awards that include a performance condition, if the performance condition is determined to be probable of being satisfied, the Company recognizes compensation expense related to such awards using the accelerated attribution method over the required performance period. If a performance condition is not probable of being met, no compensation cost is recognized. Refer to Note 14 “Equity Incentive Plan” for further details.

Life360, Inc.
Notes to Consolidated Financial Statements

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
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company did not accrue any interest or penalties related to income tax positions during the years ended December 31, 2022 or 2021.
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
Net Loss Per Share
The Company computes basic and diluted net loss per share in conformity with ASC 260, “Earnings per Share.” Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period without consideration for potentially dilutive securities as they do not share in losses. Under the if-converted method, shares related to convertible notes, to the extent dilutive, are assumed to be converted into common stock at the beginning of the period. For purposes of this calculation, options to purchase common stock, common stock warrants, and unvested restricted stock units are considered common stock equivalents but have been excluded from the calculation of diluted net loss per share as the effect is antidilutive. Refer to Note 18 “Net Loss Per Share” for further details.

Life360, Inc.
Notes to Consolidated Financial Statements

3.     Geographical Revenue
Revenue by geography is generally based on the address of the customer as defined in the contract with the customer. The following table sets forth revenue by geographic region (in thousands):

	Year Ended December 31,
	2022	2021	2020
North America	$207,746	$104,740	$74,547
Europe, Middle East and Africa	12,044	4,144	3,009
Other international regions	8,515	3,759	3,099
Total revenue	$228,305	$112,643	$80,655
4.    Deferred Revenue
The following table represents a roll forward of the Company’s deferred revenue (in thousands):

	Year Ended December 31,
	2022	2021
Deferred revenue, beginning of period	$13,929	$11,855
Acquired deferred revenue	10,203	403
Additions to deferred revenue	213,748	91,141
Recognized revenue in the period	(205,118)	(89,470)
Deferred revenue, end of period	$32,762	$13,929
The Company’s total deferred revenue balances totaled $32.8 million and $13.9 million as of December 31, 2022 and 2021, respectively. During the year ended December 31, 2022, the Company recognized $13.9 million of revenue that was included in the deferred revenue balance as of December 31, 2021. During the year ended December 31, 2021, the Company recognized $11.9 million of revenue that was included in the deferred revenue balance as of December 31, 2020.
5.    Costs Capitalized to Obtain Contracts
The Company recognizes as an asset the incremental costs of obtaining a contract with a customer if the entity expects to recover those costs. The Company determined that its costs to obtain contracts were both direct and incremental. These costs are attributable to the Company’s largest Channel Partners.
Costs of obtaining renewal contracts, which are not considered commensurate with new revenue contracts, are deferred and then amortized on a straight-line basis over the related period of benefit, which is approximately two to three years depending on the subscription type.
The following table represents a roll forward of the Company’s costs capitalized to obtain contracts, net (in thousands):

	Year Ended December 31,
	2022	2021
Capitalized costs to obtain contracts, beginning of period	$1,649	$3,950
Acquired costs capitalized to obtain contracts	1,184	—
Additions to capitalized costs to obtain contracts	2,159	1,713
Amortization of capitalized costs to obtain contracts	(2,928)	(4,014)
Capitalized costs to obtain contracts, end of period	$2,064	$1,649

Life360, Inc.
Notes to Consolidated Financial Statements

6.    Fair Value Measurements
The Company measures and reports certain financial instruments as assets and liabilities at fair value on a recurring basis. These liabilities are considered Level 3 instruments.
The fair value of these instruments as of December 31, 2022 and December 31, 2021 are classified as follows (in thousands):

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liability (Note 10)	$—	$—	$101	$101
Convertible notes (Note 9)	—	—	6,938	6,938
Total	$—	$—	$7,039	$7,039

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liability (Note 10)	$—	$—	$1,396	$1,396
Convertible notes (Note 9)	—	—	12,293	12,293
Contingent consideration	—	—	9,500	9,500
Total	$—	$—	$23,189	$23,189
The change in fair value of the Level 3 instruments were as follows (in thousands):

	As of December 31, 2022
	Derivative liability (Note 10)	Convertible notes (Note 9)	Contingent consideration
Fair value, beginning of the year	$1,396	$12,293	$9,500
Vesting of revesting notes	—	137	—
Forfeiture of revesting notes	—	(235)	—
Repayment of convertible notes (Note 9)	—	(3,471)	—
Changes in fair value	(1,295)	(1,786)	(5,279)
Issuance of common stock in settlement of contingent consideration	—	—	(4,221)
Fair value, end of year	$101	$6,938	$—

	As of December 31, 2021
	Derivative liability (Note 10)	Convertible notes (Note 9)	Contingent consideration
Fair value, beginning of the year	$—	$—	$—
Issuance of derivative liability	663	—	—
Issuances of convertible notes	—	11,597	—
Issuance of revesting notes	—	186	—
Issuance of contingent consideration	—	—	5,900
Changes in fair value	733	510	3,600
Fair value, end of year	$1,396	$12,293	$9,500

Life360, Inc.
Notes to Consolidated Financial Statements

For the year ended December 31, 2022, the Company recorded a gain associated with the change in fair value of the derivative liability and convertible notes of $1.3 million and $1.8 million, respectively. For the year ended December 31, 2021, the Company had recorded a loss associated with the change in fair value of the derivative liability and convertible notes of $0.7 million and $0.5 million, respectively. The amounts have been recorded in other income (expense), net in the consolidated statement of operations and comprehensive loss.
For the year ended December 31, 2022, the Company recorded a gain associated with the change in fair value of the contingent consideration of $5.3 million. For the year ended December 31, 2021, the Company had recorded a loss associated with the change in fair value of the contingent consideration of $3.6 million. The amounts have been recorded in general and administrative expense in the consolidated statement of operations and comprehensive loss.
7.    Business Combinations
Jio, Inc.
On September 1, 2021, the Company completed the acquisition of Jiobit, a privately held consumer electronics company that specializes in the production of low powered sensors and wearables. The company is based in Chicago, Illinois and was founded in 2015. Jiobit has developed a small and long-lasting tracking solution. The mobile app, which is run through a wireless subscription service, offers a comprehensive set of monitoring and notification features. The addition of Jiobit is expected to strengthen and extend the Company’s market leadership position by leveraging Jiobit’s developed technology and customer relationships to accelerate the Company’s own product development and augment the Company with a critical mass of talent with strong tracking/wearables experience. The aggregate purchase consideration was $43.2 million, of which $7.3 million was paid in cash, $5.9 million of contingent consideration was payable upon reaching certain operational goals for 2021 and 2022, $11.6 million representing the fair value of the September 2021 Convertible Notes, $4.0 million representing forgiveness of Jiobit’s convertible debt held by the Company, $0.6 million comprised of 25,245 vested common stock options issued to Jiobit employees, and $13.8 million comprised of 674,516 shares of the Company’s common stock. Of the consideration transferred, $0.2 million in cash was placed in an indemnity escrow fund to be held for eighteen months after the acquisition date for general representations and warranties.

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

	As of December 31,	As of December 31,	As of September 1,
	2022	2021	2021
Principal	$6,730	$11,206	$11,206
Interest rate	6.6%	4.5%	4.5%
Common stock fair value per share	9.94	21.16	20.49
Conversion price per share	22.50	22.50	22.50
Risk-free interest rate	4.50%	0.88%	0.45%
Time to exercise (in years)	1.7	2.7	3
Volatility	53%	43%	37%
Annual dividend yield	0%	0%	0%

Life360, Inc.
Notes to Consolidated Financial Statements

A total of $6.2 million was excluded from purchase consideration which consists of $1.9 million comprised of 91,217 shares of the Company’s common stock (“Revesting Stock” – Note 14) and $1.6 million comprised of convertible notes (“Revesting Notes”) issued to key employees, retention bonuses of $1.0 million, and $0.5 million comprised of 43,083 unvested common stock options issued to Jiobit employees (“Unvested Replacement Awards” – Note 14). The Company incurred transaction related expenses of $1.0 million, which were expensed as incurred and recorded under general and administrative expenses in the consolidated statements of operations and comprehensive loss.
The Revesting Stock and Revesting Notes are restricted and vest with continuous employment of certain key employees over a 3-year period subsequent to the acquisition. The Revesting Stock is recognized in general and administrative expense as the Revesting Stock vests. In April 2022, one of the key employees exited the Company, and so the entirety of their Revesting Notes and Revesting Stock was forfeited. The Company recorded $0.3 million credit to stock-based compensation included in general and administrative expense related to the forfeiture of their Revesting Stock and $0.3 million credit to compensation included in general and administrative expense related to the forfeiture of their Revesting Notes.
The Company recorded $0.2 million and $0.2 million as stock-based compensation included in general and administrative expense related to the vesting of the Revesting Stock for the years ended December 31, 2022 and 2021, respectively.
The Company records the Revesting Notes at fair value and will remeasure the Revesting Notes at fair value on each reporting date. The Revesting Notes are recognized in general and administrative expense. As the Revesting Notes vest, the changes in fair value are recorded as general and administrative expense with a corresponding entry to convertible notes. The estimated fair value of the Revesting Notes is determined using a combination of the present value of the Revesting Notes cash flows and the Black-Scholes option pricing model. The terms of the Revesting Notes are consistent with the terms of the September 2021 Convertible Notes. The Company recorded an $0.2 million amount and $0.2 million as general and administrative and expense related to the changes in fair value of Revesting Notes during the years ended December 31, 2022 and 2021, respectively.
The retention bonuses are recognized in prepaid expenses and other assets, noncurrent in the consolidated balance sheet and vest monthly over a period of 24 months and require continuous employment. The expense associated with the Unvested Replacement Awards is recognized as stock-based compensation ratably over the remaining service period.
The 2021 and 2022 contingent consideration is based on the achievement of a Qualifying Units Sold Target for the period January 1, 2021 through December 31, 2021 (“2021 Contingent Consideration”) and for the period January 1, 2022 through December 31, 2022 (“2022 Contingent Consideration,” collectively, “Contingent Consideration”). The Contingent Consideration consists of 301,261 and 451,891 shares for 2021 and 2022, respectively, with the amount paid equal to the attainment relative to target in each year and settled in shares of the Company’s common stock. The Contingent Consideration shares payable is determined based on the percentage achievement relative to the target in each period, respectively, with greater than 100% attainment resulting in 100% payment, 90% to 100% attainment resulting in the number of shares equal to the percentage attainment, and less than 90% attainment equal to no consideration. The Contingent Consideration is held at fair value with changes in fair value recognized in general and administrative expense. The estimated fair value of the Contingent Consideration is determined by using a Monte Carlo simulation scenario-based analysis that estimates the fair value of the Contingent Consideration based on the probability-weighted present value of the expected future cash flows, considering possible outcomes based on actual and forecasted results. The estimated fair value of the 2021 and 2022 Contingent Consideration upon issuance was $0.1 million and $5.8 million, respectively. The estimated fair value of the 2021 and 2022 Contingent Consideration as of December 31, 2021 was $6.3 million and $3.1 million, respectively. The Company recorded a $5.3 million gain and $3.6 million loss within general and administrative expense related to the change in the fair value of the Contingent Consideration during the years ended December 31, 2022 and 2021, respectively.
In April 2022, the Board of Directors and previous Jiobit shareholders approved an amendment to the 2021 Contingent Consideration. The 2021 Contingent Consideration was amended to 50% of the total potential amount of which 376,573 shares of the Company’s common stock were issued to shareholders. The fair value of the common stock of $4.2 million was recorded to additional paid-in capital and the contingent consideration liability was reversed. As of December 31, 2022, the Contingent Consideration was zero as it was fully settled in April 2022.

Life360, Inc.
Notes to Consolidated Financial Statements

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
The results of operations of Jiobit are included in the accompanying consolidated statements of operations and comprehensive loss from the date of acquisition.

Life360, Inc.
Notes to Consolidated Financial Statements

Jio, Inc. Pro Forma Financial Information (Unaudited)
The following table presents unaudited supplemental pro forma financial information as if the acquisition of Jio, Inc. had occurred on January 1, 2020. The unaudited pro forma results set forth below are for informational purposes only and are based on estimates and assumptions that have been made solely for purposes of developing such pro forma results, including: (i) amortization associated with acquired intangible assets and (ii) the inclusion of acquisition costs as of the period presented. The unaudited pro forma results do not give effect to management adjustments, including the potential impact of current financial conditions or any anticipated revenue enhancements, cost savings or operating synergies that may have resulted from the transaction. The unaudited pro forma results set forth below are not necessarily indicative of what results would have been had the acquisition been consummated on January 1, 2020.

	Year Ended December 31,
	2021	2020
	(unaudited, in thousands)
Revenues	$116,330	$84,857
Net loss	$(37,356)	$(20,764)

Tile, Inc.
On January 5, 2022, the Company completed the acquisition of Tile, Inc., a privately held consumer electronics company. The company is based in San Mateo, California and was founded in 2012. Tile is a smart location company whose products include a Bluetooth enabled device and related accessories that work in tandem with the Tile application (the “Application”), to enable its customers to locate lost or misplaced objects. Tile offers a comprehensive list of products to use with the application, along with optional subscription services to enhance features offered for Tile products. The addition of Tile is expected to strengthen and extend Life360’s market leadership position by leveraging Tile’s developed technology and customer relationships to accelerate the Company’s own product development and augment the Life360 team with a critical mass of talent. The aggregate purchase consideration was $173.5 million, of which $158.1 million was paid in cash and $15.4 million paid in equity. The $15.4 million in equity was comprised of 780,593 shares of the Company’s common stock valued on the date of acquisition and 534,465 shares of common stock contingent consideration which was promised upon reaching certain operational goals. Of the consideration transferred, $14.1 million in cash and 84,524 common shares were placed in an indemnity escrow fund to be held for fifteen months after the acquisition date for general representations and warranties.
A total of $35.0 million was excluded from purchase consideration which consists of retention compensation of 1,499,349 shares of retention restricted stock units valued at $29.6 million, $0.4 million related to 38,730 vested common stock options issued to Tile employees as stock-based compensation on the acquisition date and change in control bonuses of $3.0 million which were recognized as compensation expense on the consolidated statements of operations on the acquisition date. The Company incurred transaction related expenses of $1.7 million, which were recorded under general and administrative expenses in the consolidated statements of operations. The remaining costs excluded from purchase consideration were a result of 1,561 shares granted to key employee and vested based continued employment and 4,784 shares of contingent consideration granted to a key employee and vested based on continued employment.
Of the 1,499,349 shares of retention restricted stock units, 787,446 shares valued at $15.6 million contain performance vesting criteria based on the achievement of certain company milestones, and vest over a two year period. The remaining retention restricted stock units of 711,903 shares vest over a two to four year period.
The contingent consideration was based on the Company’s achievement of certain targets for revenue and earnings before interest, taxes, depreciation, and amortization for the three months ended December 31, 2021 and the three months ended March 31, 2022. The Company determined that the criteria to satisfy the contingent consideration was not met, and as such, no value was ascribed to the contingent consideration.

Life360, Inc.
Notes to Consolidated Financial Statements

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

During the year ended December 31, 2022, the Company made a measurement period adjustment to the preliminary purchase price allocation which included: (i) a decrease to goodwill of $0.5 million, (ii) an increase to deferred revenue of $1.3 million, and (iii) an increase to inventory of $0.8 million. The measurement period adjustment was made to reflect facts and circumstances that existed as of the acquisition date and is reflected in the table below.
The assets acquired and liabilities assumed in connection with the acquisition were recorded at their fair value on the date of acquisition as follows (in thousands):

Fair Value
Cash	$32,997
Restricted cash	1,050
Accounts receivable	27,826
Prepaid expenses and other current assets	5,004
Inventory	8,320
Property and equipment	570
Prepaid expenses and other assets, noncurrent	482
Intangible assets	52,700
Goodwill	102,547
Accounts payable	(23,197)
Accrued expenses and other current liabilities	(24,613)
Deferred revenue	(10,203)
Total acquisition consideration	$173,483

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
The results of operations of Tile are included in the accompanying consolidated statements of operations and comprehensive loss from the date of acquisition.

Life360, Inc.
Notes to Consolidated Financial Statements

Tile, Inc. Pro Forma Financial Information (Unaudited)
The following table presents unaudited supplemental pro forma financial information as if the acquisition of Tile, Inc. had occurred on January 1, 2021. The unaudited pro forma results set forth below are for informational purposes only and are based on estimates and assumptions that have been made solely for purposes of developing such pro forma results, including: (i) amortization associated with acquired intangible assets; (ii) to adjust for amortization expense recorded by Tile, Inc. associated with deferred costs of revenue which were not acquired by the Company; (iii) recognition of post-combination stock-based compensation expense; (iv) the inclusion of acquisition costs as of the period presented; and (v) the associated tax impact of the acquisition and the unaudited pro forma adjustments. The unaudited pro forma results do not give effect to management adjustments, including the potential impact of current financial conditions or any anticipated revenue enhancements, cost savings or operating synergies that may have resulted from the transaction and are not necessarily indicative of what results would have been had the acquisition been consummated on January 1, 2021. Given the acquisition of Tile, Inc. took place on January 5, 2022, substantially all of the financial results of Tile, Inc. have been incorporated into the consolidated financial results for the year ended December 31, 2022. The difference between actual financial results and pro forma results is immaterial for the year ended December 31, 2022.

	Year Ended December 31,
	2022	2021
	(unaudited, in thousands)
Revenues	$228,305	$218,236
Net loss	$(91,629)	$(78,448)
8.    Balance Sheet Components
Accounts receivable, net

Accounts receivable, net consists of the following (in thousands):

	As of December 31,
	2022	2021
Accounts receivable	$33,219	$11,772
Allowance for doubtful accounts	(94)	—
Accounts receivable, net	$33,125	$11,772
Inventory
Inventory consists of the following (in thousands):

	As of December 31,
	2022	2021
Raw materials	$3,063	$1,298
Finished goods	7,763	711
Total inventory	$10,826	$2,009

Life360, Inc.
Notes to Consolidated Financial Statements

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	As of December 31,
	2022	2021
Prepaid expenses	$6,925	$9,798
Other receivables	1,623	792
Total prepaid expenses and other current assets	$8,548	$10,590
Prepaid expenses primarily consist of certain cloud platform and customer service program costs. Other receivables primarily consist of refunds owed to the Company and other amounts which the Company may receive in future months.
Property and Equipment, net
Property and equipment, net consists of the following (in thousands):

	As of December 31,
	2022	2021
Computer equipment	$276	$479
Leasehold improvements	100	923
Production manufacturing equipment	624	378
Furniture and fixtures	9	422
Total property and equipment, gross	1,009	2,202
Less: accumulated depreciation	(616)	(1,622)
Total property and equipment, net	$393	$580
Depreciation expense was $0.5 million, $0.5 million, and $0.5 million for the years ended December 31, 2022, 2021, and 2020, respectively.
Prepaid Expenses and Other Assets, noncurrent
Prepaid expenses and other assets, noncurrent consist of the following (in thousands):

	As of December 31,
	2022	2021
Prepaid expenses	$1,524	$3,324
Investment in affiliate	5,474	—
Other assets	136	367
Total prepaid expenses and other assets, noncurrent	$7,134	$3,691
Prepaid expenses primarily consist of cloud platform costs. Investment in Affiliate relates to warrants to purchase shares of common stock of a current Data Revenue Partner. Refer to Note 2 “Summary of Significant Accounting Policies” for additional information.
Leases
During the year ended December 31, 2022, the Company leased real estate space under non-cancellable operating lease agreements in San Francisco, San Diego and San Mateo, California and Chicago, Illinois. As of December 31, 2022, the Company has terminated the operating lease agreements in San Francisco and San Diego, California and currently holds a lease for its corporate headquarters in San Mateo, California and a leased office in Chicago, Illinois. The operating leases have remaining lease terms of up to 1 year, some of which include the option to extend the lease.

Life360, Inc.
Notes to Consolidated Financial Statements

The Company has recognized an operating lease right-of-use (ROU) asset and short term lease liabilities of $0.8 million and $0.8 million in “Right-of-use-asset” and “Accrued expenses and other current liabilities,” respectively, on the Company’s consolidated balance sheet as of December 31, 2022. No long-term lease liabilities were recorded within “Other noncurrent liabilities” on the Company’s consolidated balance sheet as of December 31, 2022.
The Company has recognized operating ROU assets, short term and long-term lease liabilities of $1.6 million, $1.6 million, and $0.3 million in “Right-of-use-asset,” “Accrued expenses and other current liabilities,” and “Other noncurrent liabilities,” respectively, on the Company’s consolidated balance sheet as of December 31, 2021.
The Company did not have any finance leases as of December 31, 2022 or December 31, 2021.

Operating lease costs were as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Operating lease cost (1)	$2,345	$1,470	$1,422
(1)    Amounts include short-term leases, which are immaterial.
The weighted-average remaining term of the Company’s operating leases was 0.8 years and 1.3 years as of December 31, 2022 and 2021, respectively, and the weighted-average discount rate used to measure the present value of the operating lease liabilities was 5.0% and 4.8%, respectively.
Maturities of the Company’s operating lease liabilities, which do not include short-term leases, as of December 31, 2022 were as follows (in thousands):

Operating leases
2023	$829
Total future minimum lease payments	829
Less imputed interest	(16)
Total operating lease liability	$813
Payments for operating leases included in cash from operating activities were $2.4 million and $1.6 million for the years ended December 31, 2022 and 2021, respectively.
Intangible Assets, net
Intangible assets, net consists of the following (in thousands):

	As of December 31,
	2022	2021
Trade name	23,380	3,380
Technology	22,430	4,030
Customer relationships	15,290	990
Internal use software	701	—
Total intangible assets, gross	61,801	8,400
Less: accumulated amortization	(9,102)	(414)
Total intangible assets, net	$52,699	$7,986
Amortization expense was $8.7 million, $0.4 million, and $0.2 million for the years ended December 31, 2022, 2021, and 2020, respectively.

Life360, Inc.
Notes to Consolidated Financial Statements

As of December 31, 2022, estimated remaining amortization expense for intangible assets by fiscal year is as follows (in thousands):

Amount
2023	$8,944
2024	8,944
2025	8,864
2026	8,442
Beyond	17,505
Total future amortization expense	$52,699

The weighted-average remaining useful lives of the Company’s acquired intangible assets are as follows:

Weighted-Average Remaining Useful Life
As of December 31,
	2022	2021
Trade name	9.0 years	9.7 years
Technology	3.9 years	4.5 years
Customer relationships	7.1 years	9.7 years
Internal use software	2.8 years	—
The detail of intangible assets, net is as follows (in thousands):

	As of December 31, 2022
	Trade name	Technology	Customer relationships	Internal use software	Total
Total intangible assets	$23,380	$22,430	$15,290	$701	$61,801
Less accumulated amortization	(2,424)	(4,705)	(1,895)	(78)	(9,102)
Total intangible assets, net	$20,956	$17,725	$13,395	$623	$52,699

	As of December 31, 2021
	Trade name	Technology	Customer relationships	Total
Total intangible assets	$3,380	$4,030	$990	$8,400
Less accumulated amortization	(113)	(268)	(33)	(414)
Total intangible assets, net	$3,267	$3,762	$957	$7,986

Goodwill
Goodwill consists of the following (in thousands):

Balance as of December 31, 2021	$31,127
Acquisitions	102,547
Balance as of December 31, 2022	$133,674

Life360, Inc.
Notes to Consolidated Financial Statements

Accrued Expenses and Other Current Liabilities
Accrued expenses and other liabilities consist of the following (in thousands):

	As of December 31,
	2022	2021
Accrued vendor expenses	$4,868	$7,478
Accrued compensation	3,900	1,324
Customer related promotions and discounts	10,871	—
Operating lease liability	813	1,574
Sales return reserves	2,952	—
Other current liabilities	3,611	171
Total accrued expenses and other current liabilities	$27,015	$10,547
Other current liabilities primarily relate to warranty liabilities related to the Company’s hardware tracking devices and inventory received not yet billed.
Escrow Liability
The escrow liability relates to restricted cash associated with the Tile Acquisition, $13.1 million, and Jiobit Acquisition, $0.2 million, placed in an indemnity escrow fund to be held for fifteen months and eighteen months, respectively, after the acquisition date for general representations and warranties. The initial balances were included within total consideration transferred.
As of December 31, 2022 the total escrow liability remaining was $13.3 million and is included within current liabilities. As of December 31, 2021, the total escrow liability was $0.2 million and was included within noncurrent liabilities.

Other Noncurrent Liabilities
Other noncurrent liabilities consist of the following (in thousands):

	As of December 31,
	2022	2021
Deposit liabilities	$78	$916
Other liabilities, noncurrent	498	—
Operating lease liability	—	289
Total other liabilities, noncurrent	$576	$1,205
9.    Convertible Notes
In July 2021, the Company issued the July 2021 Convertible Notes to investors with an underlying principal amount of $2.1 million. The July 2021 Convertible Notes accrue simple interest at an annual rate of 4% and mature on July 1, 2026. The July 2021 Convertible Notes may be settled under the following scenarios at the option of the holder: (i) at any time into common shares equal to the conversion amount of outstanding principal and any accrued but unpaid interest divided by the conversion price of $11.96; (ii) at the option of the holder upon a liquidation event a) paid in cash equal to the outstanding principal and any accrued but unpaid interest or b) into common shares equal to the conversion amount of outstanding principal and any accrued but unpaid interest divided by the conversion price of $11.96; or (iii) upon maturity, settlement in cash at the outstanding accrued interest and principal amount.

Life360, Inc.
Notes to Consolidated Financial Statements

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
As of December 31, 2022 the unamortized amount and net carrying value of the July 2021 Convertible Notes is $1.5 million and $0.6 million, respectively. The amount by which July 2021 Convertible Notes if-converted value does not exceed its principal is $0.4 million as of December 31, 2022.

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
The Company recognized a total of $0.4 million and $0.2 million in non-cash interest expense related to the July 2021 Convertible Notes for the years ended December 31, 2022 and 2021, respectively.
The Company has also issued convertible notes, September 2021 Convertible Notes, in connection with an acquisition. Refer to Note 7 “Business Combinations” for further details.

Life360, Inc.
Notes to Consolidated Financial Statements

Convertible notes, current and noncurrent consist of the following (in thousands):

	As of December 31,
	2022	2021
Convertible notes, current:
September 2021 Convertible Notes	$3,455	$4,160
Revesting Notes	58	62
Convertible notes, noncurrent:
July 2021 Convertible Notes	635	213
September 2021 Convertible Notes	3,396	7,947
Revesting Notes	29	124
Total convertible notes	$7,573	$12,506
The contractual future principal payments for all convertible notes as of December 31, 2022 were as follows (in thousands):

Amount
2023	$3,365
2024	3,365
2025	—
2026	2,110
2027 and beyond	—
Total principal outstanding	8,840
Fair value adjustment	(1,267)
Total convertible notes	$7,573
10.    Derivative Liability
The Company’s derivative liability represents embedded share-settled redemption features bifurcated from its July 2021 Convertible Notes and is carried at fair value. The changes in the fair value of the derivative liability are recorded in other income (expense), net of the Company’s consolidated statements of operations and comprehensive loss.
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
Upon the issuance of the convertible notes, the Company recorded a derivative liability of $0.7 million at fair value using inputs classified as Level 3 in the fair value hierarchy. As of December 31, 2022 and 2021, the fair value of the derivative liability was $0.1 million and $1.4 million, respectively. Refer to Note 6 “Fair Value Measurements” for further details.

Life360, Inc.
Notes to Consolidated Financial Statements

11.    Commitments and Contingencies
Purchase Commitments
The Company has certain commitments from outstanding purchase orders primarily related to technology support, facilities, marketing and branding and professional services. These agreements, which total $138.9 million as of December 31, 2022 and $11.0 million as of December 31, 2021, are cancellable at any time with the Company required to pay all costs incurred through the cancellation date.
Contingencies
From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. The Company is not subject to any current pending legal matters or claims that the Company believes could have a material adverse effect on its financial position, results of operations or cash flows.
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
Litigation
Occasionally, the Company is involved in various legal proceedings, claims and government investigations in the ordinary course of business. The outcome of litigation and other legal matters is inherently uncertain, though the Company intends to vigorously defend the matters. In making a determination regarding accruals, using available information, the Company evaluates the likelihood of an unfavorable outcome in legal or regulatory proceedings to which the Company is a party and records a loss contingency when it is probable a liability has been incurred and the amount of the loss can be reasonable estimated. When the Company determines an unfavorable outcome is not probable or reasonably estimable the Company does not accrue for any potential litigation loss. Actual outcomes of these legal and regulatory proceedings may materially differ from the Company’s estimates
On March 12, 2019, a former alleged competitor of Tile, Cellwitch, Inc, filed a patent infringement claim against the Company in the U.S. District Court, Northern District of California, seeking permanent injunction and damages. On December 18, 2019, Tile filed an inter partes review petition with the Patent Trial and Appeal Board (“PTAB”) challenging the validity of the patent. On May 13, 2021, the PTAB issued a Final Written Decision on Tile’s inter partes review petition (the “Final Written Decision”), which both parties appealed. The Final Written Decision was affirmed by the U.S. Court of Appeals for the Federal Circuit on May 13, 2022. The case is currently in trial court with a case management conference scheduled for March 2023.
A purported class action (E.S. v. Life360, Inc.) alleging a single cause of action for unjust enrichment was filed against Life360 on January 12, 2023 seeking equitable relief purportedly arising out of Life360’s historic data sales. Given the inherently uncertain nature of litigation, the ultimate disposition of the case is not presently determinable, but the Company intends to defend against the claim. We cannot predict at this point the length of time that this action will be ongoing or estimate the liability, if any, which may arise therefrom.

Life360, Inc.
Notes to Consolidated Financial Statements

Based on information currently available and the current state of the litigation, we are unable to reasonably estimate a possible loss or range of possible losses, if any, with regards to outstanding litigation. As a result, no litigation reserve has been recorded on our consolidated balance sheets as of December 31, 2022 or 2021. We will continue to evaluate information as it becomes known and will record an estimate for losses at the time or times if and when it is probable a loss will be incurred and the amount of the loss is reasonably estimable.
12.    Common Stock
As of December 31, 2022 and December 31, 2021, the Company was authorized to issue up to 100,000,000 shares of par value $0.001 per share common stock.
As of December 31, 2022 and December 31, 2021, the Company had 108,592 shares of common stock subject to the Company’s right to repurchase.
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
In November 2022, the Company issued a total of 2,645,503 common shares raising proceeds before issuance costs of $33.3 million.

In December 2021, the Company issued a total of 7,779,014 common shares raising proceeds before issuance costs of $198.8 million.

The Company has reserved shares of common stock, on an as if converted basis, for issuance as follows:

	As of December 31,
	2022	2021
Issuances under stock incentive plan	8,180,840	6,972,376
Issuances upon exercise of common stock warrants	137,658	272,001
Issuances upon vesting of restricted stock units	6,779,892	2,523,122
Issuances of convertible notes	516,758	686,926
Shares reserved for shares available to be granted but not granted yet	396,347	4,071,403
	16,011,495	14,525,828
13.    Warrants
As of December 31, 2022 and December 31, 2021, the Company had outstanding warrants to purchase 137,658 and 272,001 shares of Company common stock, respectively with exercise prices ranging from $0.01 to $11.96 and expiry dates ranging from 2022 to 2028. Refer to Note 9 “Convertible Notes” for further details.
14.    Equity Incentive Plan
2011 Equity Incentive Plan
The Company’s 2011 Stock Plan was originally adopted by the Company’s Board of Directors on July 27, 2011 and the Company’s stockholders on October 11, 2011, and most recently amended by the Board of Directors on September 7, 2018 and the Company’s stockholders (as restated, the “Plan”). The Plan allows the Company to grant restricted stock units, restricted stock and stock options to employees and consultants of the Company and any of the Company’s parent, subsidiaries, or affiliates, and to the members of the Board of Directors. Options granted under the Plan may be either incentive stock options or nonqualified stock options. Incentive stock options (“ISOs”), may be granted only to employees of the Company or any of the Company’s parent or subsidiaries (including officers and directors who are also employees). Nonqualified stock options, or NSOs, may be granted to any person eligible for grants under the Plan.

Life360, Inc.
Notes to Consolidated Financial Statements

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
The following summary of stock option activity for the periods presented is as follows (in thousands, except share and per share data):

	Number of Shares Underlying Outstanding Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Balance as of December 31, 2021	6,972,376	$5.61	6.71	$108,426
Options granted	1,908,934	11.93
Options exercised	(458,422)	5.19
Options cancelled/forfeited	(242,048)	7.28
Balance as of December 31, 2022	8,180,840	7.05	5.61	40,827
Exercisable as of December 31, 2022	5,576,142	$5.04	5.48	$29,295
As of December 31, 2022, the Company had 27,294,447 shares authorized for issuance and 396,347 shares available for issuance under the Plan. Stock options granted during the years ended December 31, 2022, 2021, and 2020 had a weighted average grant date fair value of $8.33, $12.65, and $4.91 per share, respectively.
The intrinsic values of outstanding, vested, and exercisable options were determined by multiplying the number of shares by the difference in exercise price of the options and the fair value of the common stock as of December 31, 2022, 2021, and 2020 of $9.94, $21.16, and $8.77 per share, respectively. The intrinsic value of the options exercised represents the difference between the exercise price and the fair market value on the date of exercise. The total intrinsic value of the options exercised during the years ended December 31, 2022, 2021, and 2020 was $4.1 million, $15.1 million, and $4.7 million, respectively. The total intrinsic value of the vested options based on the market value of the common stock as of December 31, 2022, 2021, and 2020 was $29.3 million, $80.6 million, and $20.9 million, respectively.
The following summary of Restricted Stock Units (“RSU”) activity for the periods presented is as follows:

	Number of Shares	Weighted average grant date fair value
Balance as of December 31, 2021	2,523,122	$11.53
RSU granted	7,210,770	12.13
RSU vested and settled	(1,170,350)	10.22
RSU cancelled/forfeited	(1,783,650)	13.63
Balance as of December 31, 2022	6,779,892	$11.58

Life360, Inc.
Notes to Consolidated Financial Statements

The number of RSUs vested and settled includes shares of common stock that the Company withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements. RSUs granted during the years ended December 31, 2022, 2021, and 2020 had a weighted average grant date fair value of $12.13, $14.86, and $6.31 per share, respectively. The total fair value of shares vested during the years ended December 31, 2022, 2021, and 2020 was $12.0 million, $14.0 million, and $3.4 million, respectively.

Stock Options Granted to Employees
The fair value of the employee stock options granted is estimated using the Black-Scholes option-pricing model, based on the following assumptions:

	Year Ended December 31,
	2022	2021	2020
Expected terms (in years)	3.87	4.24	5.68
Expected volatility	65%	49%	43%
Risk-free interest rate	2.22%	0.68%	0.60%
Expected dividend rate	0%	0%	0%
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
In connection with the Jiobit Acquisition in September 2021, the Company issued 91,217 shares of restricted common stock with an aggregate fair value of $1.9 million to be recognized as post combination stock-based compensation ratably with continuous employment of certain employees over a 3 year period.
As of December 31, 2022, there was $0.2 million of unrecognized compensation expense related to the restricted common stock which is expected to be recognized over the remaining weighted average life of 1.7 years. As of December 31, 2021, there was $1.7 million of unrecognized compensation expense related to this restricted common stock which is expected to be recognized over the remaining weighted average life of 2.7 years.

Life360, Inc.
Notes to Consolidated Financial Statements

Additionally, the Company granted 43,083 service-based stock options under the Plan to certain Jiobit employees with an aggregate fair value of $0.5 million which vests ratably over the requisite service period. As of December 31, 2022, there was $0.2 million of unrecognized compensation expense related to unvested assumed stock options, which is expected to be recognized over the remaining weighted average life of 1.8 years. As of December 31, 2021, there was $0.5 million of unrecognized compensation expense related to unvested assumed stock options, which is expected to be recognized over the remaining weighted average life of 2.0 years.
Tile, Inc.
In connection with the Tile Acquisition in January 2022, the Company issued 1,499,349 shares of retention restricted stock units with an aggregate fair value of $29.6 million. Of the 1,499,349 shares of retention restricted stock units, 787,446 shares valued at $15.6 million contained performance vesting criteria based on the achievement of certain company milestones during the three months ended March 31, 2022, and vest over a two year period. As of March 31, 2022, the vesting criteria had not been met and all 787,446 restricted stock units were forfeited. The remaining 711,903 retention restricted stock units vest over a two to four year period. As of December 31, 2022, there was $5.6 million of unrecognized compensation expense related to the retention restricted stock units which is expected to be recognized over the remaining weighted average life of 1.5 years.
The Company also issued 38,730 vested common stock options to Tile employees as stock-based compensation on the acquisition date. The aggregate fair value of $0.4 million was recognized as compensation expense on the date of acquisition.
A total of 694,672 shares of common stock with an aggregate fair value of $13.7 million were issued to Tile shareholders as part of purchase consideration. All $13.7 million was included within purchase consideration.
A total of 1,561 shares of common stock with an aggregate fair value of $30.8 thousand were issued to a key employee, the vesting of which is subject to continued employment over a 30-month period. As of December 31, 2022, there was $69.6 thousand of unrecognized compensation expense related to unvested restricted stock units which is expected to be recognized over the remaining 1.6 years.
A total of 84,360 shares of common stock were issued as part of consideration transferred and were placed in an indemnity escrow fund to be held for fifteen months after the acquisition date for general representations and warranties. The aggregate fair value of $1.7 million was included within purchase consideration.
Stock-Based Compensation
Stock-based compensation expense was allocated as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Cost of revenue
Subscription costs	$684	$444	$340
Hardware costs	514	13	—
Other costs	237	65	31
Total cost of revenue	1,435	522	371
Research and development	19,431	7,457	5,504
Sales and marketing	3,834	752	424
General and administrative	9,980	3,207	1,792
Total stock-based compensation expense	$34,680	$11,938	$8,091
As of December 31, 2022, there was total unrecognized compensation cost for outstanding stock options of $9.7 million to be recognized over a period of approximately 2.8 years.

Life360, Inc.
Notes to Consolidated Financial Statements

As of December 31, 2022, there was unrecognized compensation cost for outstanding restricted stock units of $50.9 million to be recognized over a period of approximately 2.6 years.
There were no capitalized stock-based compensation costs or recognized stock-based compensation tax benefits during the year ended December 31, 2022.
15.    Income Taxes
The Company has historically incurred net operating losses only in the United States since its inception. In 2022, the Company incurred $91.8 million of net operating losses in the United States and $0.3 million of net operating income internationally.
An income tax provision of $0.1 million and an income tax benefit of $0.1 million were recorded for the years ended December 31, 2022 and 2021, respectively, and no provision or benefit for income taxes was recorded for the year ended December 31, 2020. In accordance with ASC 805, a change in the acquirer’s valuation allowance that stems from a business combination should be recognized as an element of the acquirer’s income tax expense or benefit in the period of the acquisition. Accordingly, for the years ended December 31, 2022 and 2021, the Company recorded a $27.4 thousand partial release of its valuation allowance stemming from the Tile Acquisition and a $0.1 million partial release of its valuation allowance stemming from the Jiobit Acquisition.
The reconciliation of the Company’s effective tax rate to the U.S. statutory federal income tax rate was as follows:

	Year Ended December 31,
	2022	2021	2020
Statutory federal income tax rate	21%	21%	21%
Research and development tax credits	—%	2%	4%
Stock-based compensation	(2)%	6%	3%
Fair value adjustment	2%	(3)%	—%
Permanent differences	(2)%	(1)%	—%
Change in valuation allowance	(19)%	(25)%	(28)%
Effective tax rate	—%	—%	—%

The significant components of net deferred income tax assets were as follows (in thousands):

	Year Ended December 31,
	2022	2021
Deferred tax assets:
Reserves and allowances	$2,534	$314
Lease liability	213	432
Depreciable assets	281	157
Net operating loss carryforward	62,565	36,826
Stock-based compensation	6,353	2,561
Capitalized research and development	21,170	—
Credits carryforward	9,569	8,017
Total deferred tax assets	102,685	48,307
Deferred tax liabilities:
Right-of-use asset	(210)	(378)
Acquired intangibles	(12,829)	(1,018)
Total deferred tax liabilities	(13,039)	(1,396)
Less: Valuation allowance and other reserves	(89,646)	(46,911)
Net deferred tax asset	$—	$—

Life360, Inc.
Notes to Consolidated Financial Statements

The Company has provided a full valuation allowance on the net deferred tax assets. The valuation allowance increased by $42.7 million during 2022 and $12.9 million during 2021.

At December 31, 2022, the Company had approximately $252.2 million and $119.4 million of federal and state net operating loss carryforwards, respectively, available to offset future taxable income. Such carryforwards expire in varying amounts beginning in 2027. The federal net operating loss carryforwards of $145.6 million arising after December 31, 2017 do not expire.

The Company also had federal and state research and development credit carryforwards of $8.4 million and $12.5 million, respectively. The federal tax credits expire in varying amounts beginning in 2034. The state tax credits do not expire. Additionally, the Company has approximately $1.0 million of tax credits in Canada in which are expected to expire in varying amounts beginning 2032.

The Tax Reform Act of 1986 limits the use of net operating loss carryforwards in certain situations where changes occur in the stock ownership of a Company. The annual limitation may result in the expiration of net operating losses and credits before utilization. The Company performed a Section 382 analysis through December 31, 2022. The Company does not expect any previous ownership changes (as defined under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended) to result in a limitation that will materially reduce the total amount of net operating loss carryforwards and credits that can be utilized. Subsequent ownership changes may affect the limitation in future years.

The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions and Canada. In the normal course of business, the Company is subject to examination by taxing authorities throughout the nation. The Company is not currently under audit by the Internal Revenue Service or other similar state and local authorities. All tax years remain open to examination by major taxing jurisdictions to which the Company is subject.

As of December 31, 2022 and 2021, the Company had $11.1 million and $4.6 million, respectively, of gross unrecognized tax benefits related to federal and state research credits. As of December 31, 2022 all unrecognized tax benefits, if recognized, will not affect the Company’s effective tax rate. The Company does not anticipate any unrecognized tax benefits in the next 12 months that would result in a material change to its financial position.
The aggregate changes in the balance of gross unrecognized tax benefits were as follows (in thousands):

Balance as of December 31, 2020	$3,584
Additions based on tax positions related to 2021	1,004
Balance as of December 31, 2021	4,588
Additions based on tax positions related to 2022	1,327
Additions for tax positions of prior years	5,176
Balance as of December 31, 2022	$11,091
On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law and is effective for taxable years beginning after December 31, 2022. The IRA includes multiple incentives to promote clean energy with tax provisions primarily focused on implementing a 15% minimum tax on global adjusted financial statement income and a 1% excise tax on share repurchases. The Company does not believe the IRA will have a material impact on its income tax provision and cash taxes.

In accordance with the 2017 Tax Act, research and experimental (“R&E”) expenses under Internal Revenue Code Section 174 are required to be capitalized beginning in 2022. R&E expenses are required to be amortized over a period of five years for domestic expenses and 15 years for foreign expenses. The Company has capitalized research and development expenditures in its income tax provision as a result.

Life360, Inc.
Notes to Consolidated Financial Statements

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
The Company accounted for the 2016 Partially Secured Loan as consideration received for the exercise of the related equity award, because even after the original options are exercised or the shares are purchased, an employee could decide not to repay the loan if the value of the shares declines below the outstanding loan amount and could instead choose to return the shares in satisfaction of the loan. The result would be similar to an employee electing not to exercise an option whose exercise price exceeds the current share price. When shares are exchanged for a Partially Secured Loan, the principal and interest are viewed as part of the exercise price of the “option” and no interest income is recognized. Additionally, compensation cost is recognized over any requisite service period, with an offsetting credit to additional paid-in capital. Periodic principal and interest payments, if any, are treated as deposit liabilities until the note is paid off, at which time, the note balance is settled and the deposit liability balance is transferred to additional paid-in capital. During the year ended December 31, 2022, the Company received proceeds from the repayment of the Partially Secured Loans of $0.6 million. As of December 31, 2022 and December 31, 2021, the Company had deposit liability balances of $0.3 million and $0.7 million, respectively, in connection with the 2016 Partially Secured Loan and other early exercises of equity awards. Principal amounts due under the 2016 Partially Secured Loan are included in Notes Due From Affiliates as a reduction in stockholders’ equity on the consolidated balance sheets.
Other Related Party Transactions
Non-executive director, James Synge, is a Principal and Partner of Carthona Capital. During the year ended December 31, 2021, the Company entered into a consultancy agreement with Carthona Capital. Under this agreement, Carthona Capital agreed to provide consultancy services to the Company in relation to capital raising matters. During the year ended December 31, 2022, Carthona Capital received consideration of $0.1 million.

Annika Hulls is the spouse of the CEO and Executive Director, Chris Hulls. During the year ended December 31, 2022, a cash payment of $6.5 thousand was paid to Annika Hulls for services relating to a marketing campaign.
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
18.    Net Loss Per Share
Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the fiscal period. Diluted net loss per share is computed by giving effect to potential convertible securities. The dilutive effect of the outstanding September 2021 Convertible Notes and July 2021 Convertible Notes are reflected in diluted net loss per share by application of the if-converted method.

Life360, Inc.
Notes to Consolidated Financial Statements

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share (in thousands, except share and per share data):

	Year Ended December 31,
	2022	2021	2020
Numerator:
Net loss	$(91,629)	$(33,557)	$(16,334)
Denominator:
Weighted-average shares used in computing net loss per share, basic	62,209,545	51,656,195	49,346,050
Net loss per share, basic	$(1.47)	$(0.65)	$(0.33)

	Year Ended December 31,
	2022	2021	2020
Numerator:
Net loss	$(91,629)	$(33,557)	$(16,334)
(Gain)/loss attributable to September 2021 Convertible Notes	(1,786)	—	—
(Gain)/loss attributable to July 2021 Convertible Notes	(1,295)	—	—
Interest attributable to July 2021 and September 2021 Convertible Notes	515	—	—
Adjusted net loss for diluted earnings per share	(94,195)	(33,557)	(16,334)
Denominator:
Weighted-average shares used in computing net loss per share, basic	62,209,545	51,656,195	49,346,050
Effect of dilutive securities:
September 2021 Convertible Notes	453,626	—	—
July 2021 Convertible Notes	176,422	—	—
Adjusted weighted-average shares used in computing net loss per share, diluted	62,839,593	51,656,195	49,346,050
Net loss per share, diluted	$(1.50)	$(0.65)	$(0.33)

The potential shares of common stock that were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive are as follows:

	As of December 31,
	2022	2021
Issuances under stock incentive plan	8,180,840	6,972,376
Issuances upon exercise of common stock warrants	137,658	272,001
Issuances upon vesting of restricted stock units	6,779,892	2,523,122
Issuances of convertible notes	—	686,926
Shares reserved for shares available to be granted but not granted yet	396,347	4,071,403
	15,494,737	14,525,828

Life360, Inc.
Notes to Consolidated Financial Statements

19. Subsequent Events
During January 2023, the Company announced a restructuring which resulted in an approximate 14% reduction of the company's workforce and the departure of Charles (CJ) Prober, President and Executive Director, who will step down from his current positions on the earlier of (i) 30 calendar days after the date that the Company appoints a chief operating officer (or equivalent role) of the Company or (ii) September 2, 2023.
On March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. At the time of closing, the Company had total cash and cash equivalents of approximately $95.1 million, including $75.4 million in shares of money market mutual funds managed by Morgan Stanley, Blackrock and Western Asset, for which SVB acted as custodian, and $6.1 million in deposits with SVB. On March 12, 2023, the U.S. Department of the Treasury, the Board of Governors of the Federal Reserve, and the FDIC announced that SVB depositors would have access to all of their funds starting March 13, 2023. On March 13, 2023, the Company had regained access to all funds in SVB accounts and was transacting normally. While the Company has not experienced any losses in such accounts, the recent failure of SVB exposed the Company to significant credit risk prior to the completion of the FDIC of the resolution of SVB in a manner that fully protected all depositors. The Company is in the process of transferring its accounts to one or more alternative depository institutions, the financial position of which management believes does not expose the Company to significant credit risk or jeopardize its liquidity.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022 pursuant to Rule 13a‑15 under the Exchange Act. The term “disclosure controls and procedures” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of material weaknesses in our internal control over financial reporting discussed below, our disclosure controls and procedures were not effective as of December 31, 2022.
Notwithstanding the material weaknesses, management has concluded the Consolidated Financial Statements included in this Annual Report on Form 10-K present fairly, in all material respects, the Company’s financial position, results of operations and cash flows of the Company for the periods presented in conformity with U.S. GAAP.
Material Weakness
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual and interim financial statements will not be detected or prevented on a timely basis.
As of December 31, 2022, our management identified a material weakness related to management’s risk assessment process over ITGCs, the design and implementation of ITGCs, including certain controls over logical access, segregation of duties and change management, and certain process level controls including information used in the execution of those controls that impacted our financial reporting processes. The material weakness did not result in any identified misstatements in the financial statements, and there were no changes to previously issued financial results. However, the material weakness creates a reasonable possibility that a material misstatement to our consolidated financial statements would not be prevented or detected on a timely basis.

In order to remediate the material weakness, we plan to take the following actions:
•Developing enhanced risk assessment procedures and controls to address IT risks related to key systems that support financial reporting.
•Broadening the scope and improving the effectiveness of existing information technology general controls for access management, segregation of duties, change management and computer operations.
•Enhancing documentation of our IT controls for systems key to our financial reporting process.
•Providing training relating to the importance and execution of IT general controls for key systems that support financial reporting.
•Performing an in-depth analysis of the roles and accesses within key financial reporting systems and redesigning roles and accesses to support a stronger control environment.
•Engaging internal and external resources to assist us with remediation and monitoring remediation progress.
While we believe these efforts will remediate the material weakness, the material weakness cannot be considered fully remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
Management’s Report on Internal Control Over Financial Reporting
This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of SEC for newly public companies. Additionally, our independent registered accounting firm will not be required to opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company” as defined in the JOBS Act.
Changes in Internal Control over Financial Reporting
Except for the changes intended to remediate the material weaknesses described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within a company are detected. The inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Item 9B. Other Information.
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2023 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2022, under the headings “Proposal 1 - Election of Directors” and “Executive Officers” and is incorporated herein by reference.
We have adopted a code of conduct that applies to our directors, officers, and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. If we make any substantive amendments to the code of conduct or grant any waiver from a provision of the code of conduct to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website. The full text of our code of conduct is on the investor relations portion of our website at investors.life360.com. The inclusion of our website address in this Annual Report on Form 10-K does not include or incorporate by reference into this Annual Report on Form 10-K the information on or accessible through our website.

Item 11. Executive Compensation.
The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2023 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2022, under the heading “Executive Compensation,” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2023 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2022, under the heading “Security Ownership of Certain Beneficial Owners and Management,” and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2023 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2022, under the heading “Transactions with Related Persons and Indemnification,” and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.
The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2023 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2022, under the heading “Principal Accountant Fees and Services,” and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.
The following documents are filed as part of this Annual Report on Form 10-K:
1.Financial Statements. Our consolidated financial statements are listed in the “Index to Consolidated Financial Statements” under Part II, Item 8 of this Annual Report on Form 10-K.
2.Financial Statement Schedules. The financial statement schedules have been omitted as they are either not applicable or the required information is otherwise included.
3.Exhibits. The exhibits required to be filed as part of this report are listed in the Exhibit List attached hereto and are incorporated herein by reference.

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	File No.	Filing Date	Exhibit Number

2.1†*	Agreement and Plan of Merger dated November 22, 2021, by and among Life360, Inc., Triumph Merger, Sub, Inc., Tile, Inc., and Fortis Advisors LLC.		10-12G/A	000-56424	July 5, 2022	2.1

2.2†*	Amendment No. 1 to Agreement and Plan of Merger dated December 20, 2021, by and among Life360, Inc., Triumph Merger, Sub, Inc., Tile, Inc., and Fortis Advisors LLC.		10-12G/A	000-56424	July 5, 2022	2.2

2.3†*	Agreement and Plan of Merger dated July 27, 2021, by and among Life360, Inc., Jiobit Merger Sub I, Inc., Jiobit Merger Sub II, LLC, Jio, Inc. and Shareholder Representative Services LLC.		10-12G/A	000-56424	July 5, 2022	2.3

2.4†*	Amendment No.1 to Agreement and Plan of Merger dated August 31, 2021, by and among Life360, Inc., Jiobit Merger Sub I, Inc., Jiobit Merger Sub II, LLC, Jio, Inc. and Shareholder Representative Services LLC.		10-12G/A	000-56424	July 5, 2022	2.4

2.5†*	Second Amendment dated April 11, 2022, by and between Life360, Inc. and Shareholder Representative Services LLC, to that certain Agreement and Plan of Merger dated July 27, 2021, by and among Life360, Inc., Jiobit Merger Sub I, Inc., Jiobit Merger Sub II, LLC, Jio, Inc. and Shareholder Representative Services LLC.		10-12G/A	000-56424	July 5, 2022	2.5

3.1*	Amended and Restated Certificate of Incorporation of the Company.		10-12G/A	000-56424	July 5, 2022	3.1

3.2	Amended and Restated Bylaws of the Company.	X

4.1†*	Fourth Amended and Restated Investors’ Rights Agreement dated September 18, 2018, by and among Life360, Inc., the Founders, the Existing Preferred Holders and the New Investors.		10-12G/A	000-56424	July 5, 2022	4.1

10.1+*	Form of Indemnification Agreement between Life360 and its directors and officers.	10-12G/A	000-56424	July 5, 2022	10.1

10.2+*	Amended and Restated 2011 Stock Plan.	10-12G/A	000-56424	July 5, 2022	10.2

10.3+*	Form of Amended and Restated 2011 Stock Plan Restricted Stock Unit Agreement.	10-12G/A	000-56424	July 5, 2022	10.3

10.4+*	Form of Amended and Restated 2011 Stock Plan Stock Option Agreement.	10-12G/A	000-56424	July 5, 2022	10.4

10.5+*	Life360 Compensation Plan for Board Directors and Company Leadership.	10-12G/A	000-56424	July 5, 2022	10.5

10.6+*	Employment Agreement, dated May 14, 2019, between Life360, Inc. and Chris Hulls.	10-12G/A	000-56424	July 5, 2022	10.6

10.7+†*	Employment Agreement, dated November 22, 2021, by and between Tile, Inc., pursuant to that certain Agreement and Plan of Merger, dated November 22, 2021, by and between the Company, Life360, Inc. and certain other parties, and Charles J. Prober.	10-12G/A	000-56424	July 5, 2022	10.8

10.8+*	First Amendment to Employment Agreement, dated April 7, 2022, between Life360, Inc. and Charles J. Prober.	10-12G/A	000-56424	July 5, 2022	10.9

10.9+*	Offer Letter, dated September 5, 2019, between Life360, Inc. and Samir Kapoor.	10-12G/A	000-56424	July 5, 2022	10.10

10.10+*	Retention Bonus Letter between Life360, Inc. and Christopher Hulls (2016).	10-12G/A	000-56424	July 5, 2022	10.11

10.11§*	Data Services and License Agreement, effective as of January 26, 2022, by and between Life360, Inc. and Placer Labs Inc.	10-12G/A	000-56424	July 5, 2022	10.13

10.12§*	Amendment No. 1 to Data Services and License Agreement, effective as of May , 2022, by and between Life360, Inc. and Placer Labs Inc.	10-12G/A	000-56424	July 5, 2022	10.14

10.13†§*	Warranty Program Agreement, dated June 26, 2020, by and between Cover Genius Warranty Services, LLC and Tile, Inc.	10-12G/A	000-56424	July 5, 2022	10.15

10.14§*	First Amendment to the Warranty Program Agreement, dated September 17, 2020, by and between Cover Genius Warranty Services, LLC and Tile, Inc.	10-12G/A	000-56424	July 5, 2022	10.16

10.15§*	Second Amendment to the Warranty Program Agreement, dated October 8, 2021, by and between Cover Genius Warranty Services, LLC and Tile, Inc.	10-12G/A	000-56424	July 5, 2022	10.17

10.16§*	Manufacturing Services Agreement, dated March 8, 2017, by and between Jabil Circuit, Inc., Jabil Circuit (Singapore) Pte. Ltd. and Tile, Inc.	10-12G/A	000-56424	July 5, 2022	10.18

10.17*	Letter Agreement, dated June 2, 2022, by and among Jabil, Inc., Jabil Circuit (Singapore) Pte. Ltd. and Tile, Inc.	10-12G/A	000-56424	July 5, 2022	10.19

10.18†*	Office Lease for 1900 S. Norfolk Street, Suite 310, San Mateo, California, dated September 12, 2019, by and between 1900 Atrium Associates, LP and Tile, Inc.		10-12G/A	000-56424	July 5, 2022	10.31

10.19*	First Amendment to Lease for 1900 S. Norfolk Street, Suite 310, San Mateo, California, dated August 18, 2020, by and between 1900 Atrium Associates, LP and Tile, Inc.		10-12G/A	000-56424	July 5, 2022	10.32

10.20*	Second Amendment to Lease for 1900 S. Norfolk Street, Suite 310, San Mateo, California, dated January 10, 2022, by and between 1900 Atrium Associates, LP and Tile, Inc.		10-12G/A	000-56424	July 5, 2022	10.33

10.21†*	Sublease Agreement for 30 North LaSalle Street, Chicago, Illinois, dated as of March 9, 2019, by and between Bin Insurance Holdings, LLC and Jio, Inc.		10-12G/A	000-56424	July 5, 2022	10.34

10.22*	Vendor Terms and Conditions between Tile, Inc. and Amazon.com, effective June 4, 2018.		10-12G/A	000-56424	July 5, 2022	10.35

10.23*	Apple Developer Program License Agreement between Life360, Inc. and Apple Inc.		10-12G/A	000-56424	July 5, 2022	10.36

10.24*	Schedules 2 and 3 to Apple Developer Program License Agreement between Life360, Inc. and Apple Inc.		10-12G/A	000-56424	July 5, 2022	10.37

21.1*	List of Subsidiaries of the Company.		10-12G/A	000-56424	July 5, 2022	21.1

23.1	Consent of BDO USA, LLP, an Independent Registered Public Accounting Firm.	X

24.1	Power of Attorney (included on the signature page to this report).	X

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) of the Exchange Act.	X

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) of the Exchange Act.	X

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	Inline XBRL Instance Document	X

101.SCH	Inline XBRL Schema Document	X

101.CAL	Inline XBRL Calculation Linkbase Document	X

101.DEF	Inline XBRL Definition Linkbase Document	X

101.LAB	Inline XBRL Label Linkbase Document	X

101.PRE	Inline XBRL Presentation Linkbase Document	X

104	Cover Page Interactive Data (formatted as Inline XBRL and contained in Exhibit 101)	X

_____________________
*    Filed previously.
+    Indicates a management contract or compensatory plan, contract or arrangement.
†    Certain exhibits and schedules to this exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K. The registrant hereby agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon its request.
§    Portions of this exhibit have been redacted in accordance with Regulation S-K Item 601(b)(10)(iv)

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIFE360, INC.

Dated:	March 23, 2023	By:	/s/ Chris Hulls
Chris Hulls

Chief Executive Officer
(Principal Executive Officer)

Dated:	March 23, 2023	By:	/s/ Russell Burke
Russell Burke

Chief Financial Officer
(Principal Financial Officer)

POWER OF ATTORNEY
Each person whose individual signature appears below hereby authorizes and appoints Chris Hulls and Russell Burke, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Chris Hulls	Chief Executive Officer and Director (Principal Executive Officer)	March 23, 2023
Chris Hulls

/s/ Russell Burke	Chief Financial Officer (Principal Financial and Accounting Officer)	March 23, 2023
Russell Burke

/s/ Charles (CJ) Prober	President and Director	March 23, 2023
Charles (CJ) Prober

/s/ John Philip Coghlan	Chair of the Board of Directors	March 23, 2023
John Philip Coghlan

/s/ Mark Goines	Director	March 23, 2023
Mark Goines

/s/ Alex Haro	Director	March 23, 2023
Alex Haro

/s/ Brit Morin	Director	March 23, 2023
Brit Morin

/s/ James Synge	Director	March 23, 2023
James Synge

/s/ David Wiadrowski	Director	March 23, 2023
David Wiadrowski

/s/ Randi Zuckerberg	Director	March 23, 2023
Randi Zuckerberg