Form 10-Q
period 2023-03-31
Life360, Inc.
filed 2023-05-15
CIK 1581760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No  ☒
As of May 10, 2023, the registrant had 66,353,485 shares of common stock, par value $0.001 per share, including shares underlying all issued and outstanding Chess Depositary Interests (“CDIs”), outstanding.

Life360, Inc.
Form 10-Q for the Quarter Ended March 31, 2023
In this report, unless otherwise stated or the context otherwise indicates, the terms “Life360,” “the Company,” “we,” “us,” “our” and similar references refer to Life360, Inc and its consolidated subsidiaries. The Life360 logo, and other trademarks, trade names or service marks of Life360, Inc. appearing in this Quarterly Report on Form 10-Q are the property of Life360, Inc. All other trademarks, trade names and service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners. Solely for convenience, the trademarks and trade names in this report may be referred to without the ® and ™ symbols, but such references should not be construed as any indicator that their respective owners will not assert their rights thereto.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on our management’s beliefs and assumptions and on information currently available to our management. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-=looking statements contained in Section 21E of the Exchange Act. These forward-looking statements involve risks and uncertainties regarding, among other things, (a) our projected sales, profitability, and cash flows, (b) our growth strategy, (c) anticipated trends in our industry, (d) our future financing plans, and (e) our anticipated needs for, and use of, working capital. They are generally identifiable by use of the words: “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “seek,” “believe,” “estimate,” “predict,” “potential,” “continue,” “contemplate,” “possible” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. We caution you the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. You should not place undue reliance on these forward-looking statements.
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Life360, Inc.
Condensed Consolidated Balance Sheets
(Dollars in U.S. $, in thousands, except share and per share data)
(unaudited)

	March 31, 2023	December 31, 2022
Assets
Current Assets:
Cash and cash equivalents	$61,394	$75,444
Restricted cash, current	13,094	13,274
Accounts receivable, net	30,980	33,125
Inventory	8,797	10,826
Costs capitalized to obtain contracts, net	1,348	1,438
Prepaid expenses and other current assets	10,060	8,548
Total current assets	125,673	142,655
Restricted cash, noncurrent	1,601	1,647
Property and equipment, net	755	393
Costs capitalized to obtain contracts, noncurrent	775	626
Prepaid expenses and other assets, noncurrent	7,268	7,134
Operating lease right-of-use asset	571	802
Intangible assets, net	50,811	52,699
Goodwill	133,674	133,674
Total Assets	$321,128	$339,630
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$9,517	$13,791
Accrued expenses and other current liabilities	22,981	27,015
Escrow liability	13,094	13,274
Convertible notes, current ($4,870 and $3,513 measured at fair value, respectively)	4,870	3,513
Deferred revenue, current	30,143	30,056
Total current liabilities	80,605	87,649
Convertible notes, noncurrent ($2,068 and $3,425 measured at fair value, respectively)	2,807	4,060
Derivative liability, noncurrent	87	101
Deferred revenue, noncurrent	2,312	2,706
Other liabilities, noncurrent	497	576
Total Liabilities	$86,308	$95,092
Commitments and Contingencies (Note 11)
Stockholders’ Equity
Common Stock, $0.001 par value; 100,000,000 shares authorized as of March 31, 2023 and December 31, 2022; 66,295,831 and 65,239,843 issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	68	67
Additional paid-in capital	505,777	501,763
Notes due from affiliates	—	(314)
Accumulated deficit	(271,043)	(256,972)
Accumulated other comprehensive income	18	(6)
Total stockholders’ equity	234,820	244,538
Total Liabilities and Stockholders’ Equity	$321,128	$339,630
See accompanying notes to the condensed consolidated financial statements (unaudited).

Life360, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Dollars in U.S. $, in thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Subscription revenue	$51,664	$33,062
Hardware revenue	9,984	9,647
Other revenue	6,495	8,261
Total revenue	68,143	50,970
Cost of subscription revenue	8,045	7,071
Cost of hardware revenue	9,426	7,806
Cost of other revenue	842	975
Total cost of revenue	18,313	15,852
Gross Profit	49,830	35,118
Operating expenses:
Research and development	27,197	25,737
Sales and marketing	24,316	23,242
General and administrative	13,209	13,246
Total operating expenses	64,722	62,225
Loss from operations	(14,892)	(27,107)
Other income (expense):
Convertible notes fair value adjustment	72	1,575
Derivative liability fair value adjustment	14	914
Other income (expense), net	843	(546)
Total other income (expense), net	929	1,943
Loss before income taxes	(13,963)	(25,164)
Provision for income taxes	108	58
Net loss	(14,071)	(25,222)
Net loss per share, basic	$(0.21)	$(0.41)
Net loss per share, diluted (Note 18)	$(0.21)	$(0.45)
Weighted-average shares used in computing net loss per share, basic	65,592,780	61,192,576
Weighted-average shares used in computing net loss per share, diluted (Note 18)	65,592,780	61,879,502
Comprehensive loss
Net loss	$(14,071)	$(25,222)
Change in foreign currency translation adjustment	24	29
Total comprehensive loss	$(14,047)	$(25,193)
See accompanying notes to the condensed consolidated financial statements (unaudited).

Life360, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Dollars in U.S. $, in thousands, except share and per share data)
(unaudited)

	Common Stock		Additional Paid-In Capital	Notes Due from Affiliates	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	65,239,843	67	501,763	(314)	(256,972)	(6)	244,538
Exercise of stock options	185,073	—	714	—	—	—	714
Vesting of restricted stock units	870,915	1	(1)	—	—	—	—
Taxes paid related to net settlement of equity awards	—	—	(5,731)	—	—	—	(5,731)
Repayment of notes due from affiliate	—	—	77	314			391
Stock-based compensation expense	—	—	8,955	—	—	—	8,955
Change in foreign currency translation adjustment	—	—	—	—	—	24	24
Net loss	—	—	—	—	(14,071)	—	(14,071)
Balance at March 31, 2023	66,295,831	$68	$505,777	$—	$(271,043)	$18	$234,820

	Common Stock		Additional Paid-In Capital	Notes Due from Affiliates	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	60,221,799	$61	$416,278	$(951)	$(165,343)	$—	$250,045
Exercise of stock options	277,995	—	1,508	—	—	—	1,508
Exercise of warrants	66,892	—	—	—	—	—	—
Vesting of restricted stock units	124,059	—	—	—	—	—	—
Taxes paid related to net settlement of equity awards	—	—	(716)	—	—	—	(716)
Issuance of common stock in connection with an acquisition	779,032	1	15,408	—	—	—	15,409
Issuance of common stock	—	—	85	—	—	—	85
Stock-based compensation expense	—	—	6,095	—	—	—	6,095
Interest accrued relating to notes due from affiliates	—	—	—	(5)	—	—	(5)
Change in foreign currency translation adjustment	—	—	—	—	—	29	29
Net loss	—	—	—	—	(25,222)	—	(25,222)
Balance at March 31, 2022	61,469,777	$62	$438,658	$(956)	$(190,565)	$29	$247,228
See accompanying notes to the condensed consolidated financial statements (unaudited).

Life360, Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in U.S. $, in thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(14,071)	$(25,222)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,273	2,201
Amortization of costs capitalized to obtain contracts	439	936
Stock-based compensation expense	8,955	6,095
Compensation expense in connection with revesting notes	72	120
Non-cash interest and dividend expense, net	92	98
Convertible notes fair value adjustment	(72)	(1,575)
Derivative liability fair value adjustment	(14)	(914)
Gain on revaluation of contingent consideration	—	(4,000)
Non-cash revenue from affiliate	(496)	(135)
Inventory write-off	916	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	2,145	17,155
Prepaid expenses and other assets	(1,340)	(560)
Inventory	1,113	(1,067)
Costs capitalized to obtain contracts, net	(498)	(1,121)
Accounts payable	(4,274)	(14,689)
Accrued expenses and other liabilities	(4,628)	(1,673)
Deferred revenue	189	2,936
Other liabilities, noncurrent	—	(122)
Net cash used in operating activities	(9,199)	(21,537)
Cash Flows from Investing Activities:
Cash paid for acquisitions, net of cash acquired	—	(112,306)
Internal use software	(348)	(159)
Purchase of property and equipment	(26)	—
Net cash used in investing activities	(374)	(112,465)
Cash Flows from Financing Activities:
Proceeds from the exercise of options	714	1,508
Taxes paid related to net settlement of equity awards	(5,731)	(716)
Proceeds from repayment of notes due from affiliates	314	—
Issuance of common stock	—	85
Cash paid for deferred offering costs	—	(4)
Net cash (used in)/provided by financing activities	(4,703)	873
Net Decrease in Cash, Cash Equivalents, and Restricted Cash	(14,276)	(133,129)

Cash, Cash Equivalents and Restricted Cash at the Beginning of the Period	90,365	231,345
Cash, Cash Equivalents, and Restricted Cash at the End of the Period	$76,089	$98,216

Life360, Inc.

Supplemental disclosure:
Cash paid during the period for interest	—	(15)

Non-cash investing and financing activities:
Fair value of stock issued in connection with an acquisition	$—	$15,409
Fair value of warrants held as investment in affiliate	—	5,474
Deferred capitalized costs	—	700
Total non-cash investing and financing activities:	$—	$21,583

The following table provides a table of cash, cash equivalents, and restricted cash reported within the balance sheets totaling the same such amounts shown above:

	March 31, 2023	March 31, 2022
Cash and cash equivalents	$61,394	$82,717
Restricted cash	14,695	15,499
Total cash, cash equivalents, and restricted cash	$76,089	$98,216
See accompanying notes to the condensed consolidated financial statements (unaudited).

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.    Nature of Business
Life360, Inc. (the “Company”) is a leading technology platform used to locate the people, pets and things that matter most to families. The Company was incorporated in the State of Delaware in 2007. The Company’s core offering, the Life360 mobile application, includes features that range from communications to driving safety and location sharing. The Company operates under a “freemium” model where its core offering is available to users at no charge, with three membership subscription options that are available but not required. The Company also generates revenue through monetization arrangements with certain commercial third parties (“Data Revenue Partners”) through Lead Generation and license agreements (including aggregated insights into the data collected from the Company’s user base). On September 1, 2021, the Company acquired all ownership interests of Jio, Inc (“Jiobit”). Jiobit is a provider of wearable location devices for young children, pets, and seniors. On January 5, 2022, the Company acquired all ownership interests of Tile, Inc. (“Tile”). Tile is a smart location company whose products include a Bluetooth enabled device and related accessories that work in tandem with the Tile application to enable its customers to locate lost or misplaced objects.
On January 12, 2023, the Company announced a workforce restructure which resulted in a reduction of the Company’s workforce of approximately 14%. The Company incurred $3.3 million in non-recurring personnel and severance related expenses in connection with the restructure during the three months ended March 31, 2023. As of March 31, 2023, approximately $0.4 million of the expense incurred remains unpaid and is included within accrued expenses and other current liabilities on the condensed consolidated balance sheet.
The restructuring costs are recognized in the condensed consolidated statements of operations for the three months ended March 31, 2023 as follows (in thousands):

Personnel and Severance and Related Expenses
Cost of subscription revenue	$61
Cost of hardware revenue	91
Research and development	1,878
Sales and marketing	666
General and administrative	558
Total	$3,254
2.    Summary of Significant Accounting Policies
Included below are select significant accounting policies. Refer to Note 2, “Summary of Significant Accounting Policies” in our Annual Report on Form 10-K for a full list of our significant accounting policies.
Basis of Presentation and Consolidation
The accompanying unaudited condensed consolidated financial statements, which include the accounts of the Company and its wholly owned subsidiaries, have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim periods and following the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that is normally required by GAAP can be condensed or omitted. All intercompany balances and transactions have been eliminated in consolidation.
The condensed consolidated balance sheet as of December 31, 2022, included herein, was derived from the audited financial statements as of that date. In the opinion of the Company’s management, the condensed consolidated financial statements reflect all normal recurring adjustments necessary for a fair statement of the results of operations for the interim periods presented and are not necessarily indicative of the Company’s future results of operations.

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the Securities and Exchange Commission (“SEC”) on March 23, 2023.

Reclassification of Prior Year Statement of Cash Flows Presentation
Certain prior year amounts on the condensed consolidated statement of cash flows have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. An adjustment has been made to the condensed consolidated statements of cash flows for the three months ended March 31, 2022 to reclassify internal use software, amortization of costs capitalized to obtain contracts, and non-cash revenue from affiliate. Such reclassifications had no material impact to the Company’s financial positions, operating cash flows, net loss or net loss per share attributable to common stockholders.

Use of Estimates
The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires management to make certain estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, net revenue, and expenses. Significant items subject to such estimates, judgments, and assumptions include:
•revenue recognition, including the determination of selling prices for distinct performance obligations sold in multiple performance obligation arrangements, the period over which revenue is recognized for certain arrangements, and estimated delivery dates for orders with title transfer upon delivery;
•allowances for credit losses and product returns;
•promotional and marketing allowances;
•inventory valuation;
•average useful customer life;
•valuation of stock-based awards;
•legal contingencies;
•impairment of long-lived assets and goodwill;
•valuation of contingent consideration, convertible notes and embedded derivatives;
•useful lives of long-lived assets; and
•income taxes including valuation allowances on deferred tax assets.
The Company bases its estimates and judgments on historical experience and on various assumptions that it believes are reasonable under the circumstances. Actual results could differ significantly from those estimates.
Accounting pronouncements not yet adopted
Although there are several new accounting standards issued or proposed by the FASB, which the Company will adopt, as applicable, the Company does not believe any of these accounting pronouncements will have a material impact on its condensed consolidated financial statements.
Concentrations of Risk and Significant Customers
The Company depends on the constant real-time performance, reliability and availability of its technology system and access to its partner’s networks. The Company primarily relies on a single technology partner for its cloud platform and a limited number of contract manufacturers to assemble components of the Jiobit and Tile hardware tracking devices. Any adverse impacts to the platform and the contract manufacturers could negatively impact the Company’s relationships with its partners or users and may adversely impact its business, financial performance, and reputation.
The Company derives its accounts receivable from revenue earned from customers located in the United States and internationally. Channel and retail partners account for the majority of the Company’s revenue and accounts receivable for all periods presented.

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables set forth the information about the Company’s channel and retail partners who represented greater than 10% of its revenue or accounts receivable, respectively:

	Percentage of Revenue
	Three Months Ended March 31,
	2023	2022
Channel Partner A	56%	46%
Channel Partner B	15%	15%
Retail Partner A	*	12%
*    Represents less than 10%

	Percentage of Gross Accounts Receivable
	As of March 31,	As of December 31,
	2023	2022
Channel Partner A	60%	33%
Data Partner A	12%	11%
Retail Partner A	*	23%
*    Represents less than 10%
Cash and Cash Equivalents
The Company considers all highly liquid investment securities with remaining maturities at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents include deposit and money market funds. Money market mutual funds are valued using quoted market prices and therefore are classified within Level 1 of the fair value hierarchy.
Restricted Cash
Deposits of $14.7 million and $14.9 million were restricted from withdrawal as of March 31, 2023 and December 31, 2022, respectively. The restricted cash balance of $13.1 million as of March 31, 2023 relates to funds placed in an indemnity escrow fund to be held for fifteen months after the acquisition date of Tile (i.e., through April 2023) for general representations and warranties. The restricted cash balances associated with the Tile indemnity escrow fund is included within restricted cash, current on the accompanying balance sheet.
The restricted cash, noncurrent balance of $1.6 million as of March 31, 2023 relates to cash deposits restricted under letters of credit issued on behalf of the Company in support of indebtedness to trade creditors incurred in the ordinary course of business. The restricted cash, noncurrent balance of $1.6 million as of December 31, 2022 relates to funds placed in an indemnity escrow fund after the acquisition of Jiobit, and facility lease agreements.

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

3.    Segment and Geographic Information
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
Revenue by geography is generally based on the address of the customer as defined in the contract with the customer. The following table sets forth revenue by geographic region (in thousands):

	Three Months Ended March 31,
	2023	2022
North America	$60,801	$46,052
Europe, Middle East and Africa	4,318	3,200
Other international regions	3,024	1,718
Total revenue	$68,143	$50,970
4.    Deferred Revenue
Deferred revenue consists primarily of payments received and accounts receivable recorded in advance of revenue recognition under the Company’s subscription service arrangements and is recognized as the revenue recognition criteria is met. The Company primarily invoices its customers for its subscription services arrangements in advance. Amounts anticipated to be recognized within one year of the balance sheet date are recorded as deferred revenue, current; the remaining portion is recorded as deferred revenue, noncurrent in the consolidated balance sheets.
During the three months ended March 31, 2023 and 2022, the Company recognized revenue of $16.8 million and $12.1 million, respectively, that was included in the deferred revenue balance at the beginning of each respective period.
Remaining performance obligations represent the amount of contracted future revenue not yet recognized as the amounts relate to undelivered performance obligations, including both deferred revenue and non-cancelable contracted amounts that will be invoiced and recognized as revenue in future periods.
Revenue expected to be recognized from remaining performance obligations was $32.5 million as of March 31, 2023, of which the Company expects $30.1 million to be recognized over the next twelve months.
5.    Costs Capitalized to Obtain Contracts
The Company recognizes as an asset the incremental costs of obtaining a contract with a customer if the entity expects to recover those costs. The Company determined that its costs to obtain contracts were both direct and incremental. These costs are attributable to the Company’s largest channel partners.
Costs of obtaining new revenue contracts are deferred and then amortized on a straight-line basis over the related period of benefit, which is three years for the three months ended March 31, 2023 and approximately two to three years depending on the subscription type for the three months ended March 31, 2022.
The following table represents a roll forward of the Company’s costs capitalized to obtain contracts, net (in thousands):

	Three Months Ended March 31,
	2023	2022
Capitalized costs to obtain contracts, beginning of period	$2,063	$1,649
Acquired costs capitalized to obtain contracts	—	849
Additions to capitalized costs to obtain contracts	499	272
Amortization of capitalized costs to obtain contracts	(439)	(936)
Capitalized costs to obtain contracts, end of period	$2,123	$1,834

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

6.    Fair Value Measurements
The Company measures its financial assets at fair value each reporting period using a fair value hierarchy that prioritizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. A financial instrument’s classification within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement.
Three levels of inputs may be used to measure as follows:
Level 1 - Observable inputs, such as quoted prices in active markets for identical assets or liabilities.
Level 2 - Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3 - Valuations based on unobservable inputs to the valuation methodology and including data about assumptions market participants would use in pricing the asset or liability based on the best information available under the circumstances.
The carrying amounts of certain financial instruments, including cash and cash equivalents, prepaid expenses, accounts receivable, and accounts payable approximate fair value due to their short-term maturities.
The Company measures and reports certain assets and liabilities at fair value on a recurring basis.
The fair value of these assets and liabilities as of March 31, 2023 and December 31, 2022 are classified as follows (in thousands):

	As of March 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	40,400	—	—	40,400
Total assets	40,400	—	—	40,400
Liabilities:
Derivative liability (Note 10)	$—	$—	$87	$87
Convertible notes (Note 9)	—	—	6,938	6,938
Total liabilities	$—	$—	$7,025	$7,025

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	61,227	—	—	61,227
Total assets	61,227	—	—	61,227
Liabilities:
Derivative liability (Note 10)	$—	$—	$101	$101
Convertible notes (Note 9)	—	—	6,938	6,938
Total liabilities	$—	$—	$7,039	$7,039

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The change in fair value of the Level 3 instruments were as follows (in thousands):

	As of March 31, 2023
	Derivative liability (Note 10)	Convertible notes (Note 9)
Fair value, beginning of the year	$101	$6,938
Vesting of revesting notes	—	72
Changes in fair value	(14)	(72)
Fair value, end of period	$87	$6,938

	As of December 31, 2022
	Derivative liability (Note 10)	Convertible notes (Note 9)	Contingent consideration
Fair value, beginning of the year	$1,396	$12,293	$9,500
Vesting of revesting notes	—	137	—
Forfeiture of revesting notes	—	(235)	—
Repayment of convertible notes (Note 9)	—	(3,471)	—
Changes in fair value	(1,295)	(1,786)	(5,279)
Issuance of common stock in settlement of contingent consideration	—	—	(4,221)
Fair value, end of period	$101	$6,938	$—
For the three months ended March 31, 2023, the Company recorded a gain associated with the change in fair value of the derivative liability and convertible notes of $14 thousand and $72 thousand, respectively. For the year ended December 31, 2022, the Company recorded a gain associated with the change in fair value of the derivative liability and convertible notes of $1.3 million and $1.8 million, respectively. The amounts have been recorded in other income (expense), net in the condensed consolidated statements of operations and comprehensive loss.
For the year ended December 31, 2022, the Company recorded a gain associated with the change in fair value of the contingent consideration of $5.3 million. The amounts have been recorded in general and administrative expense in the condensed consolidated statements of operations and comprehensive loss.
For the three months ended March 31, 2022, the Company recorded a loss associated with the change in fair value of the derivative liability and convertible notes of $0.9 million and $1.6 million, respectively. The amounts have been recorded in other income (expense), net in the condensed consolidated statements of operations and comprehensive loss.
The Company has recorded a gain associated with the change in fair value of the contingent consideration of $4.0 million for the three months ended March 31, 2022 in general and administrative expense in the condensed consolidated statements of operations and comprehensive loss.

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

7.    Business Combinations
Tile, Inc.
On January 5, 2022, the Company completed the acquisition of Tile, Inc. (“Tile”), a privately held consumer electronics company. The company is based in San Mateo, California and was founded in 2012. Tile is a smart location company whose products include a Bluetooth enabled device and related accessories that work in tandem with the Tile application, to enable its customers to locate lost or misplaced objects. Tile offers a comprehensive list of products to use with the Tile application, along with optional subscription services to enhance features offered for Tile products. The addition of Tile is expected to strengthen and extend Life360’s market leadership position by leveraging Tile’s developed technology and customer relationships to accelerate the Company’s own product development and augment the Life360 team with a critical mass of talent. The aggregate purchase consideration was $173.5 million, of which $158.1 million was paid in cash and $15.4 million paid in equity. The $15.4 million in equity was comprised of 780,593 shares of the Company’s common stock valued on the date of acquisition and 534,465 shares of common stock contingent consideration which was promised upon reaching certain operational goals. Of the consideration transferred, $14.1 million in cash and 84,524 common shares were placed in an indemnity escrow fund to be held for fifteen months after the acquisition date for general representations and warranties. Refer to Note 19 “Subsequent Events” for further details.
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
The acquisition was accounted for as a business combination and the total purchase consideration was allocated to the net tangible and intangible assets acquired and liabilities assumed based on their fair values on the acquisition date and the excess was recorded to goodwill. The provisional values assigned to the assets acquired and liabilities assumed were based on estimates of fair value and were finalized as of January 5, 2023.

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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
8.    Balance Sheet Components
Accounts receivable, net

Accounts receivable, net consists of the following (in thousands):

	As of March 31,	As of December 31,
	2023	2022
Accounts receivable	$31,074	$33,219
Allowance for doubtful accounts	(94)	(94)
Accounts receivable, net	$30,980	$33,125

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Inventory
Inventory consists of the following (in thousands):

	As of March 31,	As of December 31,
	2023	2022
Raw materials	$2,072	$3,063
Finished goods	6,725	7,763
Total inventory	$8,797	$10,826
The Company recorded a raw materials inventory write-off of $0.9 million for the three months ended March 31, 2023. The write-off resulted primarily from a decision made in the current period to discontinue a product line in the Company’s product roadmap. The raw materials have no alternative use and have been fully written off for the three months ended March 31, 2023. There were no other inventory write-offs recorded for the three months ended March 31, 2022.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	As of March 31,	As of December 31,
	2023	2022
Prepaid expenses	$9,232	$6,925
Other receivables	828	1,623
Total prepaid expenses and other current assets	$10,060	$8,548
Prepaid expenses primarily consist of certain cloud platform and customer service program costs. Other receivables primarily consist of refunds owed to the Company and other amounts which the Company is expected to receive in future months.
Property and Equipment, net
Property and equipment, net consists of the following (in thousands):

	As of March 31,	As of December 31,
	2023	2022
Computer equipment	$275	$276
Leasehold improvements	100	100
Production manufacturing equipment	650	624
Construction in Progress	373	—
Furniture and fixtures	9	9
Total property and equipment, gross	1,407	1,009
Less: accumulated depreciation	(652)	(616)
Total property and equipment, net	$755	$393
Depreciation expense was $37 thousand and $0.1 million for the three months ended March 31, 2023 and 2022, respectively.
There was no impairment of property and equipment or long-lived assets recognized during the three months ended March 31, 2023 or 2022.

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Prepaid Expenses and Other Assets, noncurrent
Prepaid expenses and other assets, noncurrent consist of the following (in thousands):

	As of March 31,	As of December 31,
	2023	2022
Prepaid expenses	$1,743	$1,524
Investment in affiliate	5,474	5,474
Other assets	51	136
Total prepaid expenses and other assets, noncurrent	$7,268	$7,134
Prepaid expenses primarily consist of cloud platform costs. Investment in affiliate relates to warrants to purchase shares of common stock of a current Data Revenue Partner.
Leases
The Company leases office space under various non-cancelable operating leases with remaining lease terms of up to 1 year, some of which include the option to extend the lease.
The Company did not have any finance leases as of March 31, 2023 or December 31, 2022.
The components of lease expense are as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Operating lease cost (1)	$245	$394
(1)    Amounts include short-term leases, which are immaterial.
Supplemental balance sheet information related to leases is as follows (in thousands, except lease term):

	As of March 31,	As of December 31,
	2023	2022
Operating lease right-of-use asset	$571	$802
Operating lease liability, current (included in accrued expenses and other current liabilities)	580	813
Weighted-average remaining term for operating lease (in years)	0.7	1.3
The weighted-average discount rate used to measure the present value of the operating lease liabilities was 5.0%.
Maturities of the Company’s operating lease liabilities, which do not include short-term leases, as of March 31, 2023 were as follows (in thousands):

Operating leases
Remainder of 2023	$588
Less imputed interest	(8)
Total operating lease liability	$580
Payments for operating leases included in cash from operating activities were $0.3 million and $0.6 million for the three months ended March 31, 2023 and 2022, respectively.

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Goodwill and Intangible Assets, net
Intangible assets, net consists of the following (in thousands):

	As of March 31 2023,
	Gross	Accumulated Amortization	Net
Trade name	$23,380	$(3,008)	$20,372
Technology	22,430	(5,827)	16,603
Customer relationships	15,290	(2,367)	12,923
Internal use software	1,050	(137)	913
Total	$62,150	$(11,339)	$50,811

	As of December 31 2022,
	Gross	Accumulated Amortization	Net
Trade name	$23,380	$(2,424)	$20,956
Technology	22,430	(4,705)	17,725
Customer relationships	15,290	(1,895)	13,395
Internal use software	701	(78)	623
Total	$61,801	$(9,102)	$52,699
The Company capitalized $0.3 million and $0.2 million in internal use software during the three months ended March 31, 2023 and 2022, respectively.
Amortization expense was $2.2 million and $2.1 million for the three months ended March 31, 2023 and 2022, respectively.
There was no impairment of intangible assets recorded during the three months ended March 31, 2023 or 2022.
As of March 31, 2023, estimated remaining amortization expense for intangible assets by fiscal year is as follows (in thousands):

Amount
Remainder of 2023	$6,766
2024	9,060
2025	8,981
2026	8,500
2027 and Beyond	17,504
Total future amortization expense	$50,811

The weighted-average remaining useful lives of the Company’s acquired intangible assets are as follows:

Weighted-Average Remaining Useful Life
	As of March 31,	As of December 31,
	2023	2022
Trade name	8.7 years	9.0 years
Technology	3.7 years	3.9 years
Customer relationships	6.9 years	7.1 years
Internal use software	2.5 years	2.8 years

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

As of March 31, 2023 and December 31, 2022, goodwill was $133.7 million. No goodwill impairments were recorded during the three months ended March 31, 2023 or 2022.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other liabilities consist of the following (in thousands):

	As of March 31,	As of December 31,
	2023	2022
Accrued vendor expenses	$7,611	$4,868
Accrued compensation	3,163	3,900
Customer related promotions and discounts	4,192	10,871
Operating lease liability	580	813
Sales return reserves	3,059	2,952
Other current liabilities	4,376	3,611
Total accrued expenses and other current liabilities	$22,981	$27,015
Other current liabilities primarily relate to warranty liabilities related to the Company’s hardware tracking devices and inventory received not yet billed.
Escrow Liability
The escrow liability as of March 31, 2023 relates to restricted cash associated with the acquisition of Tile (the “Tile Acquisition”), which was placed in an indemnity escrow fund to be held for fifteen months after the acquisition date for general representations and warranties. The initial balances were included within total consideration transferred.
The escrow liability as of December 31, 2022 relates to restricted cash associated with the Tile Acquisition, $13.1 million, and the acquisition of Jiobit (the “Jiobit Acquisition”), $0.2 million, placed in an indemnity escrow fund to be held for fifteen months and eighteen months, respectively, after the acquisition date for general representations and warranties. The initial balances were included within total consideration transferred.
9.    Convertible Notes
July 2021 Convertible Notes
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

As of March 31, 2023 the unamortized amount and net carrying value of the July 2021 Convertible Notes is $1.4 million and $0.7 million, respectively. The amount by which July 2021 Convertible Notes if-converted value does not exceed its principal is $0.4 million as of March 31, 2023.

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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
The fair value of the warrants was determined using the Black-Scholes option-pricing method, with the following assumptions:

	Warrants Tranche 1	Warrants Tranche 2	Warrants Tranche 3
Fair market value of common stock	$15.36	$15.36	$15.36
Expected dividend yield	—%	—%	—%
Risk-free interest rate	0.09%	0.89%	0.89%
Expected volatility	52.00%	47.40%	47.40%
Expected term (in years)	1.0	5.0	5.0
The warrants were recorded to additional paid-in capital during the year ended December 31, 2021. The fair value of the warrants issued in connection with the July 2021 Convertible Notes was $0.8 million and was recorded as a debt discount that is being amortized to interest expense under the straight-line method over the term of respective convertible notes.
As a result of the beneficial conversion feature associated with the July 2021 Convertible Notes, $0.6 million was added to additional paid-in capital during the year ended December 31, 2021. The beneficial conversion feature was recorded as a debt discount and is being amortized to interest expense under the straight-line method over the term of the respective notes.
For the three months ended March 31, 2023 and 2022, the Company recognized a total of $0.1 million and $0.1 million, respectively, in non-cash interest expense related to the July 2021 Convertible Notes.
September 2021 Convertible Notes
In September 2021, the Company, in connection with the Jiobit Acquisition, issued $11.6 million representing the fair value of convertible notes (the “September 2021 Convertible Notes”) and $1.6 million of revesting convertible notes (“Revesting Notes”) that vest over time. The September 2021 Convertible Notes can be converted to common stock at any time subsequent to the acquisition at a fixed conversion price of $22.50 per share. On each of the first three annual anniversaries of the issuance date of the September 2021 Convertible Notes, the Company will repay 1/3rd of the unconverted principal plus accrued interest to the holders of such notes. Upon a change of control, the holder may elect to either convert at the fixed conversion price of $22.50 per share or be repaid in full. The Company has elected the fair value option and will remeasure the September 2021 Convertible Notes at their fair value on each reporting date and reflect the changes in fair value in earnings. The estimated fair value of the September 2021 Convertible Notes is determined using a combination of the present value of the cash flows and the Black-Scholes option pricing model using assumptions as follows:

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	As of March 31,	As of December 31,	As of September 1,
	2023	2022	2021
Principal	$6,730	$6,730	$11,206
Interest rate	6.6%	6.6%	4.5%
Common stock fair value per share	9.91	9.94	20.49
Conversion price per share	22.50	22.50	22.50
Risk-free interest rate	4.16%	4.50%	0.45%
Time to exercise (in years)	1.4	1.7	3.0
Volatility	49%	53%	37%
Annual dividend yield	0%	0%	0%
The Revesting Notes are restricted and vest with continuous employment of certain key employees over a 3-year period subsequent to the acquisition. The Revesting Notes are recognized in general and administrative expense. In April 2022, one of the key employees exited the Company, and so the entirety of their Revesting Notes were forfeited. The Company recorded $0.3 million credit to compensation expense included in general and administrative expense related to the forfeiture of their Revesting Notes. In January 2023, the other key employee exited the Company. As part of their separation agreement, their Revesting Notes are due in their entirety at the maturity date and the Company recorded $0.1 million of compensation expense included in general and administrative expense.
The Company records the Revesting Notes at fair value and will remeasure the Revesting Notes at fair value on each reporting date. As the Revesting Notes vest, the changes in fair value are recorded as general and administrative expense with a corresponding entry to convertibles notes. The estimated fair value of the Revesting Notes is determined using a combination of the present value of the Revesting Notes cash flows and the Black-Scholes option pricing model. The terms of the Revesting Notes are consistent with the terms of the September 2021 Convertible Notes. The Company recorded $0.1 million and $0.3 million to compensation expense included in general and administrative expense related to the changes in fair value of the Revesting Notes during the three months ended March 31, 2023 and 2022, respectively.
Convertible notes, current and noncurrent consist of the following (in thousands):

	As of March 31,	As of December 31,
	2023	2022
Convertible notes, current:
September 2021 Convertible Notes	$4,870	$3,455
Revesting Notes	—	58
Convertible notes, noncurrent:
July 2021 Convertible Notes	739	635
September 2021 Convertible Notes	2,068	3,396
Revesting Notes	—	29
Total convertible notes	$7,677	$7,573
The contractual future principal payments for all convertible notes as of March 31, 2023 were as follows (in thousands):

Amount
Remainder of 2023	$3,365
2024	3,365
2025	—
2026	2,110
Total principal outstanding	$8,840
Fair value adjustment	(1,163)
Total convertible notes	$7,677

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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
Upon the issuance of the convertible notes, the Company recorded a derivative liability of $0.7 million at fair value using inputs classified as Level 3 in the fair value hierarchy. As of March 31, 2023 and December 31, 2022, the fair value of the derivative liability was $0.1 million and $0.1 million, respectively. Refer to Note 6 “Fair Value Measurements” for further details.
11.    Commitments and Contingencies
Purchase Commitments
The Company has certain commitments from outstanding purchase orders primarily related to technology support, facilities, marketing and branding and professional services. These agreements, which total $172.0 million for the three months ended March 31, 2023 and $138.9 million for the year ended December 31, 2022, are cancellable at any time with the Company required to pay all costs incurred through the cancellation date.
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
Warranties and Indemnification
To date, the Company has not incurred significant costs and has not accrued any material liabilities in the accompanying condensed consolidated financial statements as a result of its warranty and indemnification obligations.
Litigation
Occasionally, the Company is involved in various legal proceedings, claims and government investigations in the ordinary course of business. The outcome of litigation and other legal matters is inherently uncertain, though the Company intends to vigorously defend the matters. In making a determination regarding accruals, using available information, the Company evaluates the likelihood of an unfavorable outcome in legal or regulatory proceedings to which the Company is a party and records a loss contingency when it is probable a liability has been incurred and the amount of the loss can be reasonable estimated. When the Company determines an unfavorable outcome is not probable or reasonably estimable the Company does not accrue for any potential litigation loss. Actual outcomes of these legal and regulatory proceedings may materially differ from the Company’s estimates.

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

On March 12, 2019, a former alleged competitor of Tile, Cellwitch, Inc, filed a patent infringement claim against the Company in the U.S. District Court, Northern District of California (“Court”), seeking permanent injunction and damages. On December 18, 2019, Tile filed an inter partes review petition with the Patent Trial and Appeal Board (“PTAB”) challenging the validity of the patent. On May 13, 2021, the PTAB issued a Final Written Decision on Tile’s inter partes review petition (the “Final Written Decision”), finding a majority of the claims invalid. The Final Written Decision was affirmed by the U.S. Court of Appeals for the Federal Circuit on May 13, 2022. The case is currently in trial court, the parties are conducting initial discovery efforts and, upon request from the Court, have agreed to participate in a settlement conference.
A purported class action (E.S. v. Life360, Inc.) alleging a single cause of action for unjust enrichment was filed against Life360 on January 12, 2023, seeking equitable relief purportedly arising out of Life360’s historic data sales. Given the inherently uncertain nature of litigation, the ultimate disposition of the case is not presently determinable, but the Company intends to defend against the claim. We cannot predict at this point the length of time that this action will be ongoing or estimate the liability, if any, which may arise therefrom.
Based on information currently available and the current state of the litigation, we are unable to reasonably estimate a possible loss or range of possible losses, if any, with regards to outstanding litigation. As a result, no litigation reserve has been recorded on our condensed consolidated balance sheets as of March 31, 2023 or December 31, 2022. We will continue to evaluate information as it becomes known and will record an estimate for losses at the time or times if and when it is probable a loss will be incurred and the amount of the loss is reasonably estimable.
12.    Common Stock
As of March 31, 2023 and December 31, 2022, the Company was authorized to issue up to 100,000,000 shares of par value $0.001 per share common stock.
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
The Company has the following potentially outstanding common stock reserved for issuance:

	As of March 31,	As of December 31,
	2023	2022
Issuances under stock incentive plan	7,708,686	8,180,840
Issuances upon exercise of common stock warrants	137,658	137,658
Issuances upon vesting of restricted stock units	5,109,200	6,779,892
Issuances of convertible notes	516,758	516,758
Shares reserved for shares available to be granted but not granted yet	4,745,197	396,347
	18,217,499	16,011,495
13.    Warrants
As of March 31, 2023 and December 31, 2022, the Company had outstanding warrants to purchase 137,658 and 137,658 shares of Company common stock, respectively with exercise prices ranging from $0.01 to $11.96 and expiry dates ranging from 2022 to 2028. Refer to Note 9 “Convertible Notes” for further details.

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

14.    Equity Incentive Plan
2011 Equity Incentive Plan
The Company’s equity incentive plan allows the Company to grant restricted stock units, restricted stock and stock options to employees and consultants of the Company and any of the Company’s parent, subsidiaries, or affiliates, and to the members of the Board of Directors.
The following summary of stock option activity for the periods presented is as follows (in thousands, except share and per share data):

	Number of Shares Underlying Outstanding Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Balance as of December 31, 2022	8,180,840	$7.05	5.61	$40,827
Options granted	—	—
Options exercised	(185,073)	3.87
Options cancelled/forfeited	(287,081)	14.06
Balance as of March 31, 2023	7,708,686	6.85	5.21	30,916
Exercisable as of March 31, 2023	5,760,273	$5.52	5.05	$28,463
As of March 31, 2023, there was total unrecognized compensation cost for outstanding stock options of $8.4 million to be recognized over a period of approximately 2.6 years.
The following summary of Restricted Stock Units (RSU) activity for the periods presented is as follows:

	Number of Shares	Weighted average grant date fair value
Balance as of December 31, 2022	6,779,892	$11.58
RSU granted	569,389	11.77
RSU vested and settled	(1,440,125)	10.23
RSU cancelled/forfeited	(799,956)	11.92
Balance as of March 31, 2023	5,109,200	$11.60
As of March 31, 2023, there was unrecognized compensation cost for outstanding restricted stock units of $47.0 million to be recognized over a period of approximately 2.3 years.
The number of RSUs vested and settled includes shares of common stock that the Company withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements.

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Stock-based Compensation
Stock-based compensation expense was allocated as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Cost of revenue
Subscription costs	$125	$152
Hardware costs	206	17
Other costs	11	53
Total cost of revenue	342	222
Research and development	4,786	3,591
Sales and marketing	926	843
General and administrative	2,901	1,439
Total stock-based compensation expense	$8,955	$6,095
There were no capitalized stock-based compensation costs or recognized stock-based compensation tax benefits during the three months ended March 31, 2023 and 2022, respectively.
Equity Awards Issued in Connection with Business Combinations
Jio, Inc.
In connection with the Jiobit Acquisition in September 2021, the Company issued 91,217 shares of restricted common stock with an aggregate fair value of $1.9 million to be recognized as post combination stock-based compensation ratably with continuous employment of certain employees over a 3 year period.
In January 2023, a key employee of the Jiobit Acquisition terminated employment with the Company. As part of such employee’s separation agreement, the Company recorded $0.2 million to compensation included in general and administrative expense related to their Revesting Stock. As of March 31, 2023 and December 31, 2022, there was zero and $0.2 million of unrecognized compensation expense, respectively, related to this restricted common stock which is expected to be recognized over the remaining weighted average life of zero years and 1.7 years, respectively.
Additionally, the Company granted 43,083 service-based stock options under the Plan to certain Jiobit employees with an aggregate fair value of $0.5 million which vests ratably over the requisite service period. As of March 31, 2023, there was $0.1 million of unrecognized compensation expense related to unvested assumed stock options, which is expected to be recognized over the remaining weighted average life of 1.6 years. As of December 31, 2022, there was $0.2 million of unrecognized compensation expense related to unvested assumed stock options, which is expected to be recognized over the remaining weighted average life of 1.8 years.
Tile, Inc.
In connection with the Tile Acquisition in January 2022, the Company issued 1,499,349 shares of retention restricted stock units with an aggregate fair value of $29.6 million. Of the 1,499,349 shares of retention restricted stock units, 787,446 shares valued at $15.6 million contained performance vesting criteria based on the achievement of certain company milestones during the three months ended March 31, 2022, and vest over a two year period. As of March 31, 2022, the vesting criteria had not been met and all 787,446 restricted stock units were forfeited. The remaining 711,903 retention restricted stock units vest over a two to four year period. As of March 31, 2023, there was $3.6 million of unrecognized compensation expense related to the retention restricted stock units which is expected to be recognized over the remaining weighted average life of 1.4 years.
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
A total of 1,561 shares of common stock with an aggregate fair value of $31 thousand were issued to a key employee, the vesting of which is subject to continued employment over a 30-month period. As of March 31, 2023, there was $14 thousand of unrecognized compensation expense related to unvested restricted stock units which is expected to be recognized over the remaining 1.3 years.
A total of 84,524 shares of common stock were issued as part of consideration transferred and were placed in an indemnity escrow fund to be held for fifteen months after the acquisition date for general representations and warranties. The aggregate fair value of $1.7 million was included within purchase consideration. Refer to Note 19 “Subsequent Events” for further details.
15.    Income Taxes
The provision for income taxes for interim periods is determined using an estimated annual effective tax rate in accordance with Accounting Standards Codification (“ASC”) 740-270, Income Taxes, Interim Reporting. The effective tax rate may be subject to fluctuations during the year as new information is obtained, which may affect the assumptions used to estimate the annual effective tax rate, including factors such as valuation allowances against deferred tax assets, the recognition or de-recognition of tax benefits related to uncertain tax position, if any, and changes in or the interpretation of tax laws in jurisdictions where the Company conducts business.
The Company recorded a provision for incomes taxes of $0.1 million and $0.1 million for the three months ended March 31, 2023 and 2022, respectively.
In accordance with the Tax Cuts and Jobs Act of 2017, research and experimental (R&E) expenses under Internal Revenue Code Section 174 are required to be capitalized beginning in 2022. R&E expenses are required to be amortized over a period of five years for domestic expenses and fifteen years for foreign expenses. The Company has capitalized R&E expenditures in its income tax provision as a result. Accordingly, in the three months ended March 31, 2023, the Company recorded a $0.1 million state income tax expense primarily due to state conformity to Internal Revenue Code Section 174.
In accordance with ASC 805, a change in the acquirer’s valuation allowance that stems from a business combination should be recognized as an element of the acquirer’s income tax expense or benefit in the period of acquisition. Accordingly, in the three months ended March 31, 2022, the Company recorded a provisional $0.1 million partial release of its valuation allowance and a corresponding income tax benefit stemming from the Tile Acquisition, respectively. The benefit was offset by the state income taxes for the three months ended March 31, 2022.
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

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company accounted for the 2016 partially secured loan as consideration received for the exercise of the related equity award, because even after the original options are exercised or the shares are purchased, an employee could decide not to repay the loan if the value of the shares declines below the outstanding loan amount and could instead choose to return the shares in satisfaction of the loan. The result would be similar to an employee electing not to exercise an option whose exercise price exceeds the current share price. When shares are exchanged for a partially secured loan, the principal and interest are viewed as part of the exercise price of the “option” and no interest income is recognized. Additionally, compensation cost is recognized over any requisite service period, with an offsetting credit to additional paid-in capital. Periodic principal and interest payments, if any, are treated as deposit liabilities until the note is paid off, at which time, the note balance is settled and the deposit liability balance is transferred to additional paid-in capital. All promissory notes issued to the Chief Executive Officer and Chief Operating Officer were repaid as of June 2022. During the three months ended March 31, 2023, the Company received proceeds from the repayment of the partially secured loans that remained outstanding of $0.3 million. As of March 31, 2023 and December 31, 2022, the Company had deposit liability balances of zero and $0.3 million, respectively, in connection with the 2016 partially secured loan and other early exercises of equity awards. Principal amounts due under the 2016 partially secured loan are included in Notes Due From Affiliates as a reduction in stockholders’ equity on the consolidated balance sheets.
Other Related Party Transactions
Non-executive director, James Synge, is a Principal and Partner of Carthona Capital. During the year ended December 31, 2021, the Company entered into a consultancy agreement with Carthona Capital. Under this agreement, Carthona Capital agreed to provide consultancy services to the Company in relation to capital raising matters. During the three months ended March 31, 2022, Carthona Capital received consideration of $0.1 million. No payments were made to Carthona Capital during the three months ended March 31, 2023.

Annika Hulls is the spouse of the CEO and Executive Director, Chris Hulls. During the three months ended March 31, 2022, $7 thousand was paid to Annika Hulls for services relating to a marketing campaign. No payments were made to Annika Hulls during the three months ended March 31, 2023.
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

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents the calculation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2023	2022
Numerator:
Net loss	$(14,071)	$(25,222)
Denominator:
Weighted-average shares used in computing net loss per share, basic	65,592,780	61,192,576
Net loss per share, basic	$(0.21)	$(0.41)

	Three Months Ended March 31,
	2023	2022
Numerator:
Net loss	$(14,071)	$(25,222)
(Gain)/loss attributable to September 2021 Convertible Notes	—	(1,575)
(Gain)/loss attributable to July 2021 Convertible Notes	—	(914)
Interest attributable to July 2021 and September 2021 Convertible Notes	—	127
Adjusted net loss for diluted earnings per share	(14,071)	(27,584)
Denominator:
Weighted-average shares used in computing net loss per share, basic	65,592,780	61,192,576
Effect of dilutive securities:
September 2021 Convertible Notes	—	510,504
July 2021 Convertible Notes	—	176,422
Adjusted weighted-average shares used in computing net loss per share, diluted	65,592,780	61,879,502
Net loss per share, diluted	$(0.21)	$(0.45)

The potential shares of common stock that were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive are as follows:

	As of March 31,
	2023	2022
Issuances under stock incentive plan	7,708,686	7,879,793
Issuances upon exercise of common stock warrants	137,658	205,109
Issuances upon vesting of restricted stock units	5,109,200	5,341,004
Issuances of convertible notes	516,758	—
Shares reserved for shares available to be granted but not granted yet	4,745,197	2,953,884
	18,217,499	16,379,790
19. Subsequent Events
In April 2023, the Company released $13.1 million of its restricted cash and 84,524 common shares which were previously held in indemnity escrow as part of the Tile Acquisition for general representations and warranties, fifteen months after the acquisition date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K. In addition to historical financial information, the following discussion contains forward-looking statements that are based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the section titled “Risk Factors” under Part II, Item 1A in this Quarterly Report on Form 10-Q and Part I, Item 1A in our Annual Report on Form 10-K.
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
Key Factors Affecting Our Performance
We believe that our results of operations are affected by a number of factors, such as: the ability to remain a trusted brand; attracting, retaining, and converting members; maintaining efficient member acquisition; the ability to attract new and repeat purchasers of our hardware tracking devices; growth in average revenue per paying circle; expanding offerings on our platform; attracting and retaining talent; seasonality; and international expansion. We discuss each of these factors in more detail under the heading “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Our Results of Operations” in our Form 10-K for the year ended December 31, 2022. While we do not have control of all factors affecting our results from operations, we work diligently to influence and manage those factors which we can impact to enhance our results of operations.
Components of Our Results of Operations
Revenue
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

Cost of Revenue and Gross Margin
Cost of Subscription Revenue
Cost of subscription revenue primarily consists of expenses related to hosting our services and providing support to our free and paying subscribers. These expenses include personnel-related costs associated with our cloud-based infrastructure and our customer support organization, third-party hosting fees, software, and maintenance costs, outside services associated with the delivery of our subscription services, amortization of acquired intangibles and allocated overhead, such as facilities, including rent, utilities, depreciation on equipment shared by all departments, credit card and transaction processing fees, and shared information technology costs. Personnel-related expenses include salaries, bonuses, benefits, and stock-based compensation for operations personnel.
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
Cost of Other Revenue
Cost of other revenue includes cloud-based hosting costs, as well as costs of product operations functions and personnel-related costs associated with our data platform. Personnel-related expenses include salaries, bonuses, benefits, and stock-based compensation for operations personnel.
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
Research and Development
Our research and development expenses consist primarily of personnel-related costs for our engineering, product, and design teams, material costs of building and developing prototypes for new products, mobile app development and allocated overhead. We believe that continued investment in our platform is important for our growth. We expect our research and development expenses will increase in absolute dollars as our business grows.
Sales and Marketing
Our sales and marketing expenses consist primarily of personnel-related costs, brand marketing costs, lead generation costs, sales incentives, sponsorships and amortization of acquired intangibles. Revenue-share payments to third parties in connection with annual subscription sales of the Company’s mobile application on third-party store platforms are considered to be incremental and recoverable costs of obtaining a contract with a customer and are deferred and typically amortized over an estimated period of benefit of two to three years depending on the subscription type.

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
General and Administrative
Our general and administrative expenses consist primarily of personnel-related costs for our legal, finance, human resources, and other administrative teams, as well as certain executives. In addition, general and administrative expenses include allocated overhead, outside legal, accounting and other professional fees, change in fair value of contingent consideration for business combinations, and non-income-based taxes. We expect our general and administrative expenses will increase in absolute dollars as our business grows.
Convertible Notes Fair Value Adjustment
The Company issued convertible notes to investors in July 2021 (the “July 2021 Convertible Notes”), and as part of the purchase consideration related to the Jiobit Acquisition in September 2021 (the “September 2021 Convertible Notes” and together with the July 2021 Convertible Notes, the “Convertible Notes”). The September 2021 Convertible Notes are recorded at fair value and are revalued at each reporting period.
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

Provision for Income Taxes
Provision for income taxes consists of U.S. federal and state income taxes in jurisdictions in which we conduct business. We maintain a full valuation allowance on our federal and state deferred tax assets as we have concluded that it is not more likely than not that the deferred tax assets will be realized.

Results of Operations
The following tables set forth our condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
	2023	2022	% Change
	(in thousands)
Subscription revenue	$51,664	$33,062	56%
Hardware revenue	9,984	9,647	3%
Other revenue	6,495	8,261	(21)%
Total revenue	68,143	50,970	34%
Cost of subscription revenue(1)	8,045	7,071	14%
Cost of hardware revenue(1)	9,426	7,806	21%
Cost of other revenue(1)	842	975	(14)%
Total cost of revenue	18,313	15,852	16%
Gross Profit	49,830	35,118	42%
Operating expenses(1):
Research and development	27,197	25,737	6%
Sales and marketing	24,316	23,242	5%
General and administrative	13,209	13,246	—%
Total operating expenses	64,722	62,225	4%
Loss from operations	(14,892)	(27,107)	(45)%
Other income (expense):
Convertible notes fair value adjustment	72	1,575	(95)%
Derivative liability fair value adjustment	14	914	(98)%
Other income (expense), net	843	(546)	(254)%
Total other income (expense), net	929	1,943	(52)%
Loss before income taxes	(13,963)	(25,164)	(45)%
Provision for income taxes	108	58	86%
Net loss	(14,071)	(25,222)	(44)%
Change in foreign currency translation adjustment	24	29	(17)%
Total comprehensive loss	$(14,047)	$(25,193)	(44)%
____________________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2023	2022	% Change
	(in thousands)
Cost of revenue
Subscription costs	$125	$152	(18)%
Hardware costs	206	17	1,112%
Other costs	11	53	(79)%
Total cost of revenue	342	222
Research and development	4,786	3,591	33%
Sales and marketing	926	843	10%
General and administrative	2,901	1,439	102%
Total stock-based compensation expense	$8,955	$6,095	47%

The following table sets forth our results of operations as a percentage of total revenue:

	Three Months Ended March 31,
	2023	2022
Subscription revenue	76%	65%
Hardware revenue	15%	19%
Other revenue	10%	16%
Total revenue	100%	100%
Cost of subscription revenue	12%	14%
Cost of hardware revenue	14%	15%
Cost of other revenue	1%	2%
Total cost of revenue	27%	31%
Gross Profit	73%	69%
Operating expenses:
Research and development	40%	50%
Sales and marketing	36%	46%
General and administrative	19%	26%
Total operating expenses	95%	122%
Loss from operations	(22)%	(53)%
Other income (expense):
Convertible notes fair value adjustment	0%	3%
Derivative liability fair value adjustment	0%	2%
Other income (expense), net	1%	(1)%
Total other income (expense), net	1%	4%
Loss before income taxes	(20)%	(49)%
Provision for income taxes	0%	0%
Net loss	(21)%	(49)%
Change in foreign currency translation adjustment	0%	0%
Total comprehensive loss	(21)%	(49)%
Revenue

	Three Months Ended March 31,		Change
	2023	2022	$	%
	(in thousands)
Subscription revenue	$51,664	$33,062	$18,602	56%
Hardware revenue	9,984	9,647	337	3%
Other revenue	6,495	8,261	(1,766)	(21)%
Total revenue	$68,143	$50,970	$17,173	34%
Subscription revenue increased $18.6 million, or 56%, during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, due to a growth in total subscriptions, including 22% growth in Paying Circles and a full quarter’s impact of the price increases for Life360 subscriptions which was implemented during the three months ended December 31, 2022.
Hardware revenue increased $0.3 million, or 3%, during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, due to less discounts and promotions offered by the Company.
Other revenue decreased $1.8 million, or 21%, during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, due to our strategic shift to focus on a single aggregated data arrangement.

Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended March 31,		Change
	2023	2022	$	%
	(in thousands)
Subscription costs	$8,045	$7,071	$974	14%
Hardware costs	9,426	7,806	1,620	21%
Other costs	842	975	(133)	(14)%
Total cost of revenue	18,313	15,852	2,461
Gross profit	$49,830	$35,118	$14,712
Gross margin:
Subscription	84%	79%
Hardware	6%	19%
Other	87%	88%
Cost of subscription revenue increased by $1.0 million, or 14%, during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, due to an increase of $0.7 million in membership offerings as a result of an increase in direct costs related to product offerings and increases of $0.3 million in technology expenses and $0.3 million in professional and outside services associated with Company growth. These increases were partially offset by a decrease of $0.5 million in personnel-related costs and stock-based compensation costs attributable to the Company’s integration with Tile and the recategorization of the combined workforce.
Subscription gross margin increased to 84% during the three months ended March 31, 2023 from 79% during the three months ended March 31, 2022, primarily due to the subscription price increases implemented by the Company during the fourth quarter of the year ended December 31, 2022.
Cost of hardware revenue increased by $1.6 million, or 21%, during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, primarily due to an increase of $1.3 million in hardware costs relating to battery, shipping, and freight expenses largely reflecting the alignment of accounting policies as well as an increase of $0.3 million in personnel-related costs and stock-based compensation costs attributable to the Company’s integration with Tile and the recategorization of the combined workforce.
Hardware gross margin decreased to 6% during the three months ended March 31, 2023 from 19% during the three months ended March 31, 2022, primarily due to the negative impacts of increased battery, shipping, and freight expenses and additional personnel-related costs and stock-based compensation costs.
Research and Development

	Three Months Ended March 31,		Change
	2023	2022	$	%
	(in thousands)
Research and development	$27,197	$25,737	$1,460	6%
Research and development expenses increased by $1.5 million, or 6%, during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. The increase was primarily due to an increase of $2.8 million in personnel-related costs and stock-based compensation, $1.9 million of which was due to severance payments associated with the Company’s reduction in workforce which took place during the three months ended March 31, 2023. The remaining increase in personnel-related costs and stock-based compensation was due to increased volume of stock grants awarded to employees. The Company also saw an increase of $0.9 million related to a raw materials inventory write-off. The increases were partially offset by a decrease of $1.7 million in professional and outside services and $0.6 million in technology and other expenses as the Company had a decreased need for contractor spend as a result of the Tile and Jiobit businesses being substantially fully integrated.

Sales and Marketing

	Three Months Ended March 31,		Change
	2023	2022	$	%
	(in thousands)
Sales and marketing	$24,316	$23,242	$1,074	5%
Sales and marketing expenses increased $1.1 million, or 5%, during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. This increase was primarily due to a $0.9 million increase in marketing expenses consisting of increases of $2.0 million in channel partner commission charges partially offset by a $0.4 million decrease in paid user acquisition spend and a $0.7 million decrease in other marketing spend. The increase was also related to an additional $0.7 million in personnel and related costs and stock-based compensation primarily due to severance payments attributable to the Company’s reduction in workforce which took place during the three months ended March 31, 2023. These increases were partially offset by a decrease of $0.5 million in professional and outside services due to the Company’s decreased need for contractor spend as a result of the Tile and Jiobit businesses being substantially fully integrated.
General and Administrative

	Three Months Ended March 31,		Change
	2023	2022	$	%
	(in thousands)
General and administrative	$13,209	$13,246	$(37)	—%
General and administrative expense remained flat during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. The Company saw a decrease of $4.1 million in professional and outside services associated with expenses related to accounting, legal and advisory services in connection with the Company’s Form 10 filing and the Tile Acquisition during three months ended March 31, 2023, offset by an increase of $4.0 million loss on revaluation of contingent consideration related to the Jiobit Acquisition incurred during the three months ended March 31, 2022.
Convertible Notes Fair Value Adjustment
For the three months ended March 31, 2023 and 2022, the Company recorded gains associated with the convertible notes fair value adjustment of $0.1 million and $1.6 million, respectively. The change in fair value is primarily driven by the share price volatility and reduction in time to convert.
Derivative Liability Fair Value Adjustment
The derivative liability fair value decreased slightly during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. The changes are due to the revaluation of the derivative liability at each reporting period and are related to embedded redemption features bifurcated from the July 2021 Convertible Notes issued to investors.
Other Income (Expense), Net
Other income (expense), net increased $1.4 million, or 254%, during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. Other income (expense) includes interest income, dividend income, foreign exchange losses, and interest expense associated with the Convertible Notes.

Key Performance Indicators
In addition to the measures presented in our condensed consolidated financial statements, we use the following key metrics to evaluate our business, measure our performance, identify trends affecting our business, develop financial forecasts, and make strategic decisions. Key operating metrics are presented in millions, except Average Revenue per Paying Circle (“ARPPC”), Average Revenue per Paying Subscription (“ARPPS”) and Average Selling Price (“ASP”), however percentage changes are calculated based on actual results. As a result, percentage changes may not recalculate based on figures presented due to rounding. Please refer to “—Results of Operations” for additional metrics management reviews in conjunction with the consolidated financial statements.
Key Operating Metrics

	As of and for the Three Months Ended March 31,
	2023	2022	% Change
	(in millions, except ARPPC, ARPPS and ASP)
AMR	$239.5	$166.1	44%
MAUs	50.8	38.3	33%
Paying Circles[1]	1.6	1.3	22%
ARPPC[1]	$120.70	$88.98	36%
Subscriptions[1,2]	2.1	1.8	18%
ARPPS[1,2]	$97.98	$74.66	31%
Net hardware units shipped[2]	0.6	0.7	(17)%
ASP[2]	$17.22	$15.08	14%
__________
1 Metrics presented as of March 31, 2022 have been recast to reflect the calculations under a revised metric definition. We previously calculated Subscriptions and Paying Circles by including subscribers who had been billed as well as whose billing status was pending as of the end of the period. We have since revised our definition of these metrics to exclude subscribers whose billing status was pending as of the end of the period. Although the difference between the two methodologies does not result in any material changes, we have changed the definition of the metric because we believe it provides a better reflection of our results during a given period.
2 Metrics presented for the three months ended March 31, 2022 are adjusted to include pre-acquisition data for Tile related to periods before the acquisition of Tile on January 5, 2022.
Annualized Monthly Revenue
We use Annualized Monthly Revenue (“AMR”) to identify the annualized monthly value of active customer agreements at the end of a reporting period. AMR includes the annualized monthly value of subscription, data and partnership agreements. All components of these agreements that are not expected to recur are excluded. AMR as of March 31, 2023, and 2022 was $239.5 million and $166.1 million, respectively, representing an increase of 44% year-over-year.
Monthly Active Users
We have a large and growing global member base as of March 31, 2023. A Life360 monthly active user (“MAU”) is defined as a unique user who engages with our Life360 branded services each month, which includes both paying and non-paying members. As of March 31, 2023 and 2022, we had approximately 50.8 million and approximately 38.3 million MAUs on the Life360 Platform, respectively, representing an increase of 33% year-over-year. We believe this has been driven by continued strong new user growth and retention.
Paying Circles
We define a Paying Circle as a group of Life360 users with a paying subscription and who has been billed as of the end of period. Each subscription covers all members in the payor’s Circle so everyone in the Circle can utilize the benefits of a Life360 Membership, including access to premium location, driving, digital and emergency safety insights and services.
As of March 31, 2023 and 2022, we had approximately 1.6 million and 1.3 million paid subscribers to services under our Life360 brand, respectively, representing an increase of 22% year-over-year.

We grow the number of Paying Circles by increasing our free member base, converting free members to subscribers, and retaining them over time with the provision of high-quality family and safety services.
Below is a comparison of Paying Circles as of March 31, 2022 using the current and prior definitions (in millions).

Three Months Ended March 31, 2022
Paying Circles (current definition)	1.3
Paying Circles (prior definition)	1.3
% Change	(1.6)%
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
For the three months ended March 31, 2023 and 2022, our ARPPC was $120.70 and $88.98, respectively. As a result of an increase in Paying Circles combined with an increased mix of sales towards higher-priced subscription plans, we experienced an increase of 36% in our ARPPC year-over-year.
ARPPC is a key indicator utilized by Life360 to determine the effective penetration of our tiered product offering for Paying Circles. The increase in pricing for new Paying Circles beginning in August 2022 has led to subscribers signing up for higher price products over time, increasing ARPPC.
Below is a comparison of ARPPC as of March 31, 2022 using the current and prior definitions.

Three Months Ended March 31, 2022
ARPPC (current definition)	$88.98
ARPPC (prior definition)	$87.66
% Change	1.5%
Subscriptions
We define Subscriptions as the number of paying subscribers associated with the Life360, Tile and Jiobit brands who have been billed as of the end of the period.

As of March 31, 2023 and 2022, we had approximately 2.1 million and 1.8 million paid subscribers to services under the Life360, Tile, and Jiobit brands, respectively, representing an increase of 18% year-over-year.
We grow the number of Subscriptions by selling hardware units and increasing our free member base, converting free members to subscribers, and retaining them over time with the provision of item tracking and high-quality family and safety services.

Below is a comparison of Subscriptions as of March 31, 2022 using the current and prior definitions (in millions).

Three Months Ended March 31, 2022
Subscriptions (current definition)	1.8
Subscriptions (prior definition)	1.8
% Change	(1.1)%
Average Revenue per Paying Subscription
We define ARPPS as total subscription revenue for the respective period divided by the average number of paying subscribers during the same period. The average number of paying subscribers is calculated by adding the number of paying subscribers as of the beginning of the period to the number of paying subscribers as of the end of the period, and then dividing by two. Paying subscribers represent subscribers who have been billed as of the end of the period.
ARPPS for the three months ended March 31, 2023 and 2022 was $97.98 and $74.66, respectively, representing an increase of 31% year over year.
ARPPS has increased year over year as a result of the growth in subscriptions and subscription price increases implemented by the Company during the fourth quarter of the year ended December 31, 2022.
Below is a comparison of ARPPS as of March 31, 2022 using the current and prior definitions.

Three Months Ended March 31, 2022
ARPPS (current definition)	$74.66
ARPPS (prior definition)	$73.88
% Change	1.1%
Net Hardware Units Shipped
Net hardware units shipped represents the number of tracking devices sold during a period, net of returns by our retail partners and directly to consumers. Selling units contributes to hardware revenue and ultimately increases the number of users eligible for a Tile or Jiobit subscription. For the three months ended March 31, 2023, Life360 sold approximately 0.6 million units, down approximately 17% as compared to the 0.7 million units sold during the three months ended March 31, 2022, reflecting the backdrop of weaker consumer electronics category demand.
Net Average Sales Price
To determine the net ASP of a unit, we divide hardware revenue recognized during a period by the number of net hardware units shipped (“ASP”) during the same period. ASP is largely driven by the price we charge customers, including the price we charge our retail partners, net of customer allowances, and directly to consumers. For the three months ended March 31, 2023, the net ASP of a unit was $17.22, an increase of 14% compared to the three months ended March 31, 2022, reflecting a change in product mix and reduced promotional activity.

Liquidity and Capital Resources
As of March 31, 2023, we had cash and cash equivalents of $61.4 million and restricted cash of $14.7 million. As of December 31, 2022, we had cash and cash equivalents of $75.4 million and restricted cash of $14.9 million.
We believe our existing cash and cash equivalents and cash provided by sales of our subscriptions and hardware devices will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months. Our future capital requirements will depend on many factors and as a result, we may be required to seek additional capital. If we are unable to raise additional capital on terms acceptable to us or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, financial condition and results of operations.

On March 10, 2023, we had a banking relationship with SVB. As of the closure of SVB on March 10, 2023, we held $6.1 million in direct deposits with SVB, which represented approximately 6.4% of our total cash and cash equivalents as of that date. We also held $75.4 million in shares of money market mutual funds managed by other institutions for which SVB acted as custodian. SVB was closed on March 10, 2023 by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. On March 12, 2023, the U.S. Treasury, Federal Reserve, and FDIC announced that SVB depositors would have access to all of their money starting March 13, 2023, and on March 13, 2023, we regained access to our funds held in SVB accounts. While we did not experience any losses in such accounts, the recent failure of SVB exposed us to credit risk prior to the completion by the FDIC of the resolution of SVB in a manner that fully protected all depositors. As of March 31, 2023, First Citizens BancShares’ had announced the acquisition of SVB’s assets and we have transferred a portion of our accounts to alternate depository institutions, the financial position of which management believes does not expose our Company to significant credit risk or jeopardize our liquidity. However, we may be impacted by adverse developments which affect financial institutions, transactional counterparties, other companies in the financial services industry, or the financial services industry generally, which have in the past and may in the future threaten our ability to access our existing cash and cash equivalents and could have a material adverse effect on our business and financial condition.
Our primary sources of cash are receipts from subscription and hardware sales as well as from data sales. Our primary uses of cash are payroll-related expenses, costs to acquire inventory, and costs to acquire customers, including user acquisition costs and commissions paid to channel partners.
A number of our users pay in advance for annual subscriptions, while a majority pay in advance for monthly subscriptions. Deferred revenue consists of the unearned portion of customer billings, which is recognized as revenue in accordance with our revenue recognition policy. As of March 31, 2023 and December 31, 2022, we had deferred revenue of $32.5 million and $32.8 million, respectively, of which $30.1 million and $30.1 million is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met.
Cash Flows
Our cash flow activities were as follows for the periods presented:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(9,199)	$(21,537)
Net cash used in investing activities	(374)	(112,465)
Net cash (used in)/provided by financing activities	(4,703)	873
Net Decrease in Cash, Cash Equivalents, and Restricted Cash	$(14,276)	$(133,129)
Operating Activities
Our largest source of operating cash is cash collections from our paying users for subscriptions to our platform and hardware device sales. Our primary uses of cash from operating activities are for employee-related expenditures, inventory, infrastructure-related costs, commissions and other marketing expenses.

For the three months ended March 31, 2023, net cash used in operating activities was $9.2 million. The primary factors affecting our operating cash flows during this period were our net loss of $14.1 million, impacted by $12.2 million of non-cash charges, and $7.3 million of cash used by changes in our operating assets and liabilities. The non-cash charges primarily consisted of stock-based compensation, depreciation and amortization, amortization of costs capitalized to obtain contracts, gain in convertible notes fair value adjustment, and non-cash revenue from an affiliate. The cash used by changes in our operating assets and liabilities was primarily due to an increase in prepaid expenses, related to certain cloud platform and customer service program costs, and other assets and a decrease in accounts payable and accrued expenses and other liabilities offset by a decrease in accounts receivable and inventory.
For the three months ended March 31, 2022, net cash used in operating activities was $21.5 million. The primary factors affecting our operating cash flows during this period were our net loss of $25.2 million, impacted by $2.8 million of non-cash charges and $0.9 million of cash provided by changes in our operating assets and liabilities. The non-cash charges primarily consisted of stock-based compensation, amortization of costs capitalized to obtain contracts, a gain on revaluation of contingent consideration, a gain attributable to the derivative liability fair value adjustment, and depreciation and amortization. The cash provided by changes in our operating assets and liabilities was primarily due to a decrease in accounts receivable and an increase in deferred revenue offset by a decrease in accounts payable and accrued expenses and other liabilities and an increase in inventory.
Investing Activities
For the three months ended March 31, 2023, net cash used in investing activities was $0.4 million, which primarily relates to the capitalization of internal use software costs in accordance with ASC 350-40, Intangibles — Goodwill and Other, Internal-Use Software.
For the three months ended March 31, 2022, net cash used in investing activities was $112.5 million, which primarily related to cash paid for the Tile Acquisition, net of cash acquired.
Financing Activities
For the three months ended March 31, 2023, net cash used by financing activities was $4.7 million, which primarily relates to $5.7 million of taxes paid related to net settlement of equity awards offset by $0.7 million of proceeds from the exercise of options and $0.3 million of proceeds from the repayment of notes due from affiliates.
For the three months ended March 31, 2022, net cash provided by financing activities was $0.9 million, which primarily related to $1.5 million of proceeds from the exercise of options, partially offset by $0.7 million of taxes paid related to net settlement of equity awards.
Obligations and Other Commitments
Our principal commitments consist of obligations under our convertible notes, operating leases for office space, and other purchase commitments. Our obligations under our convertible notes are described in Notes 6 and 9 to our condensed consolidated financial statements. Information regarding our non-cancellable lease and other purchase commitments as of March 31, 2023, can be found in Notes 8 and 11 to our condensed consolidated financial statements. As of March 31, 2023, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes
Critical Accounting Policies and Significant Management Estimates
Our condensed consolidated financial statements are prepared in accordance with GAAP. The preparation of condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. We base our estimates on historical experiences and on various other assumptions we believe to be reasonable under the circumstances. Actual results could differ materially from the estimates made by our management. Our significant accounting policies are discussed in Note 2, “Summary of Significant Accounting Policies” in our Annual Report on Form 10-K. There have been no significant changes to these policies for the three months ended March 31, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and foreign currency exchange rates.
Interest Rate Risk
As of March 31, 2023 and December 31, 2022, we had $61.4 million and $75.4 million, respectively, of cash equivalents invested in cash and cash equivalents and money market funds. Our cash and cash equivalents are held for working capital purposes.
As of March 31, 2023 and December 31, 2022, a hypothetical 10% relative change in interest rates would not have a material impact on our consolidated financial statements.
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
Fair Value Risk
As of March 31, 2023 and December 31, 2022, we had $7.0 million and $7.0 million of liabilities that are measured at fair value, respectively. Fair value measurements include significant assumptions that are driven by market conditions and macroeconomic factors at measurement dates. Our consolidated results of operations are therefore subject to market fluctuations and may be affected in the future as a result of these fair value changes.
In September 2021, the Company, in connection with the acquisition of Jiobit, issued convertible notes with a fair value of $11.6 million. The Company will repay one third of the unconverted principal balance plus accrued interest to the holders of such notes, and they may be converted to common stock at any time at a fixed conversion price of $22.50 per share. Interest is accrued at the U.S. Prime rate plus 0.25%. The Company has elected the fair value option and remeasures the September 2021 Convertible Notes at their fair value at each reporting date and reflects the changes in fair value in earnings. See Note 9 to our condensed consolidated financial statements for more information.
Generally, the fair market value of the September 2021 Convertible Notes will increase as interest rates rise and decrease as interest rates fall. In addition, the fair value of the September 2021 Convertible Notes fluctuates when the market price of our common stock fluctuates. The estimated fair value of the September 2021 Convertible Notes is determined using a combination of the present value of the cash flows and the Black-Scholes option pricing model. Changes in the interest rate environment could have an effect on our future cash flows and earnings, depending on whether the debt is held to maturity or converted to shares of our common stock.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023 pursuant to Rule 13a‑15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The term “disclosure controls and procedures” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of material weaknesses in our internal control over financial reporting identified in connection with the preparation and audit of our consolidated financial statements for the year ended December 31, 2022 as discussed below, our disclosure controls and procedures were not effective as of March 31, 2023.
Notwithstanding the material weaknesses, management has concluded the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the Company’s financial position, results of operations and cash flows of the Company for the periods presented in conformity with U.S. GAAP.
Material Weakness and Remediation Plan
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual and interim financial statements will not be detected or prevented on a timely basis.
In connection with the audit of our Consolidated Financial Statements as of and for the year ended December 31, 2022, our management identified a material weakness related to management’s risk assessment process over information technology general controls, including certain controls over logical access, segregation of duties and change management, and certain process level controls including information used in the execution of those controls that impacted our financial reporting processes. The material weakness did not result in any identified misstatements in the financial statements, and there were no changes to previously issued financial results. However, the material weakness creates a reasonable possibility that a material misstatement to our consolidated financial statements would not be prevented or detected on a timely basis.
Management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weakness are remediated. The remediation actions include:
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

Changes in Internal Control over Financial Reporting
Except for the changes intended to remediate the material weaknesses described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.
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

Item 1A. Risk Factors
Our business is subject to numerous risks and uncertainties. These risks and uncertainties may cause our operations to vary materially from those contemplated by our forward-looking statements. Readers should carefully consider the information in this Form 10-Q in connection with the risk factors disclosed within Item 1A “Risk Factors” in the 2022 Annual Report on Form 10-K. There have been no material changes to our risk factors from those described in the 2022 Annual Report on Form 10-K, except as set forth below.
Our restructuring and the associated headcount reduction may not result in anticipated savings, could result in total costs and expenses that are greater than expected and could disrupt our business.
In January 2023, we implemented a workforce restructure, including reductions in both headcount and expenses. We may not realize, in full or in part, the anticipated benefits, savings and improvements in our cost structure from our restructuring efforts due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize expected operational efficiencies and the cost savings from the restructuring, our operating results and financial condition would be adversely affected. Due to our restructuring, we may not be able to effectively manage our operations or retain qualified personnel, which may result in weaknesses to our infrastructure and operations, increased risk that we may be unable to comply with legal and regulatory requirements, increased risks to our internal controls and disclosure controls, and loss of employees and reduced productivity among remaining employees.

The restructuring resulted in the loss of institutional knowledge and expertise and the reallocation of and combination of certain roles and responsibilities across the organization, all of which could adversely affect our operations. Further, the restructuring and possible additional cost-containment measures may yield unintended consequences, such as attrition beyond our intended workforce reduction and reduced employee morale. We may be required to rely more heavily on temporary or part-time employees, third party contractors and consultants to assist with managing our operations. These consultants are not our employees and may have commitments to, or consulting or advisory contracts with, other entities that may limit their availability to us. We will have only limited control over the activities of these consultants and can generally expect these individuals to devote only limited time to our activities. Failure of any of these persons to devote sufficient time and resources to our business could harm our business. Employee litigation related to the headcount reduction could be costly and prevent management from fully concentrating on the business.

If our management is unable to successfully manage this transition and restructuring activities, our expenses may be more than expected and we may be unable to implement our business strategy. As a result, our business, prospects, financial condition and results of operations could be negatively affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Description

10.1	Separation Agreement between Life360, Inc. and CJ Prober

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) of the Exchange Act.

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) of the Exchange Act.

32.1*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Schema Document

101.CAL	Inline XBRL Calculation Linkbase Document

101.DEF	Inline XBRL Definition Linkbase Document

101.LAB	Inline XBRL Label Linkbase Document

101.PRE	Inline XBRL Presentation Linkbase Document

104	Cover Page Interactive Data (formatted as Inline XBRL and contained in Exhibit 101)

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

LIFE360, INC.

Dated:	May 15, 2023	By:	/s/ Chris Hulls
Chris Hulls

Chief Executive Officer
(Principal Executive Officer)

Dated:	May 15, 2023	By:	/s/ Russell Burke
Russell Burke

Chief Financial Officer
(Principal Financial Officer)