Form 10-Q
period 2023-06-30
Life360, Inc.
filed 2023-08-14
CIK 1581760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No  ☒
As of August 9, 2023, the registrant had 66,953,068 shares of common stock, par value $0.001 per share, including shares underlying all issued and outstanding Chess Depositary Interests (“CDIs”), outstanding.

Life360, Inc.
Form 10-Q for the Quarter Ended June 30, 2023
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

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on our management’s beliefs and assumptions and on information currently available to our management. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act. These forward-looking statements involve risks and uncertainties regarding, among other things, (a) our projected sales, profitability, and cash flows, (b) our growth strategy, (c) our future financing plans, and (d) our anticipated needs for, and use of, working capital. They are generally identifiable by use of the words: “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “seek,” “believe,” “estimate,” “predict,” “potential,” “continue,” “contemplate,” “possible” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. We caution you the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. You should not place undue reliance on these forward-looking statements.
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Life360, Inc.
Condensed Consolidated Balance Sheets
(Dollars in U.S. $, in thousands, except share and per share data)
(unaudited)

	June 30, 2023	December 31, 2022
Assets
Current Assets:
Cash and cash equivalents	$62,404	$75,444
Restricted cash, current	—	13,274
Accounts receivable, net	33,468	33,125
Inventory	10,390	10,826
Costs capitalized to obtain contracts, net	1,348	1,438
Prepaid expenses and other current assets	9,896	8,548
Total current assets	117,506	142,655
Restricted cash, noncurrent	1,746	1,647
Property and equipment, net	829	393
Costs capitalized to obtain contracts, noncurrent	846	626
Prepaid expenses and other assets, noncurrent	6,718	7,134
Operating lease right-of-use asset	1,396	802
Intangible assets, net	49,092	52,699
Goodwill	133,674	133,674
Total Assets	$311,807	$339,630
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$7,111	$13,791
Accrued expenses and other current liabilities	24,394	27,015
Escrow liability	—	13,274
Convertible notes, current ($6,129 and $3,513 measured at fair value, respectively)	6,129	3,513
Deferred revenue, current	31,065	30,056
Total current liabilities	68,699	87,649
Convertible notes, noncurrent ($1,075 and $3,425 measured at fair value, respectively)	1,918	4,060
Derivative liability, noncurrent	341	101
Deferred revenue, noncurrent	1,759	2,706
Other liabilities, noncurrent	1,377	576
Total Liabilities	$74,094	$95,092
Commitments and Contingencies (Note 11)
Stockholders’ Equity
Common Stock, $0.001 par value; 100,000,000 shares authorized as of June 30, 2023 and December 31, 2022; 66,831,437 and 65,239,843 issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	68	67
Additional paid-in capital	513,081	501,763
Notes due from affiliates	—	(314)
Accumulated deficit	(275,456)	(256,972)
Accumulated other comprehensive income (loss)	20	(6)
Total stockholders’ equity	237,713	244,538
Total Liabilities and Stockholders’ Equity	$311,807	$339,630
See accompanying notes to the condensed consolidated financial statements (unaudited).

Life360, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Dollars in U.S. $, in thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Subscription revenue	$52,727	$36,006	$104,391	$69,068
Hardware revenue	11,585	6,816	21,569	16,463
Other revenue	6,476	6,022	12,971	14,283
Total revenue	70,788	48,844	138,931	99,814
Cost of subscription revenue	6,388	7,903	14,433	14,974
Cost of hardware revenue	8,736	10,773	18,162	18,579
Cost of other revenue	881	880	1,723	1,855
Total cost of revenue	16,005	19,556	34,318	35,408
Gross Profit	54,783	29,288	104,613	64,406
Operating expenses:
Research and development	23,182	27,031	50,379	52,768
Sales and marketing	23,347	22,895	47,663	46,137
General and administrative	12,497	12,830	25,706	26,076
Total operating expenses	59,026	62,756	123,748	124,981
Loss from operations	(4,243)	(33,468)	(19,135)	(60,575)
Other income (expense):
Convertible notes fair value adjustment	(266)	532	(194)	2,107
Derivative liability fair value adjustment	(254)	415	(240)	1,328
Other income (expense), net	617	(511)	1,460	(1,056)
Total other income, net	97	436	1,026	2,379
Loss before income taxes	(4,146)	(33,032)	(18,109)	(58,196)
Provision for (benefit from) income taxes	267	(47)	375	11
Net loss	$(4,413)	$(32,985)	$(18,484)	$(58,207)
Net loss per share, basic and diluted	$(0.07)	$(0.53)	$(0.28)	$(0.95)
Weighted-average shares used in computing net loss per share, basic and diluted	66,467,200	61,883,022	66,032,405	61,540,024
Comprehensive loss
Net loss	$(4,413)	$(32,985)	$(18,484)	$(58,207)
Change in foreign currency translation adjustment	2	(14)	26	15
Total comprehensive loss	$(4,411)	$(32,999)	$(18,458)	$(58,192)
See accompanying notes to the condensed consolidated financial statements (unaudited).

Life360, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Dollars in U.S. $, in thousands, except share and per share data)
(unaudited)

	Common Stock		Additional Paid-In Capital	Notes Due from Affiliates	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	65,239,843	$67	$501,763	$(314)	$(256,972)	$(6)	$244,538
Exercise of stock options	185,073	—	714	—	—	—	714
Vesting of restricted stock units	870,915	1	(1)	—	—	—	—
Taxes paid related to net settlement of equity awards	—	—	(5,731)	—	—	—	(5,731)
Repayment of notes due from affiliate	—	—	77	314	—	—	391
Stock-based compensation expense	—	—	8,955	—	—	—	8,955
Change in foreign currency translation adjustment	—	—	—	—	—	24	24
Net loss	—	—	—	—	(14,071)	—	(14,071)
Balance at March 31, 2023	66,295,831	$68	$505,777	$—	$(271,043)	$18	$234,820
Exercise of stock options	146,056	—	855	—	—	—	855
Vesting of restricted stock units	389,550	—	—	—	—	—	—
Taxes paid related to net settlement of equity awards	—	—	(2,820)	—	—	—	(2,820)
Stock-based compensation expense	—	—	9,269	—	—	—	9,269
Change in foreign currency translation adjustment	—	—	—	—	—	2	2
Net loss	—	—	—	—	(4,413)	—	(4,413)
Balance at June 30, 2023	66,831,437	$68	$513,081	$—	$(275,456)	$20	$237,713

Life360, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Dollars in U.S. $, in thousands, except share and per share data)
(unaudited)

	Common Stock		Additional Paid-In Capital	Notes Due from Affiliates	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	60,221,799	$61	$416,278	$(951)	$(165,343)	$—	$250,045
Exercise of stock options	277,995	—	1,508	—	—	—	1,508
Exercise of warrants	66,892	—	—	—	—	—	—
Vesting of restricted stock units	124,059	—	—	—	—	—	—
Taxes paid related to net settlement of equity awards	—	—	(716)	—	—	—	(716)
Issuance of common stock in connection with an acquisition	779,032	1	15,408	—	—	—	15,409
Issuance of common stock	—	—	85	—	—	—	85
Stock-based compensation expense	—	—	6,095	—	—	—	6,095
Interest accrued relating to notes due from affiliates	—	—	—	(5)	—	—	(5)
Change in foreign currency translation adjustment	—	—	—	—	—	29	29
Net loss	—	—	—	—	(25,222)	—	(25,222)
Balance at March 31, 2022	61,469,777	$62	$438,658	$(956)	$(190,565)	$29	$247,228
Exercise of stock options	56,583	—	258	—	—	—	258
Exercise of warrants	20,903	—	1	—	—	—	1
Vesting of restricted stock units	179,118	—	—	—	—	—	—
Taxes paid related to net settlement of equity awards	—	—	(778)	—	—	—	(778)
Stock-based compensation expense	—	—	10,429	—	—	—	10,429
Interest accrued relating to notes due from affiliates	—	—	—	(3)	—	—	(3)
Repayment of notes due from affiliates	—	—	648	648	—	—	1,296
Issuance of common stock in settlement of contingent consideration	360,724	—	4,221	—	—	—	4,221
Change in foreign currency translation adjustment	—	—	—	—	—	(14)	(14)
Net loss	—	—	—	—	(32,985)	—	(32,985)
Balance at June 30, 2022	62,087,105	$62	$453,437	$(311)	$(223,550)	$15	$229,653
See accompanying notes to the condensed consolidated financial statements (unaudited).

Life360, Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in U.S. $, in thousands)
(unaudited)

	Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(18,484)	$(58,207)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,549	4,502
Amortization of costs capitalized to obtain contracts	864	1,671
Amortization of operating lease right-of-use asset	460	—
Stock-based compensation expense	18,224	16,524
Compensation expense in connection with revesting notes	73	(114)
Non-cash interest expense, net	295	239
Convertible notes fair value adjustment	194	(2,107)
Derivative liability fair value adjustment	240	(1,328)
Gain on revaluation of contingent consideration	—	(5,279)
Non-cash revenue from affiliate	(993)	(511)
Inventory write-off	916	—
Adjustment in connection with membership benefit (Note 8)	(2,094)	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(343)	20,054
Prepaid expenses and other assets	(932)	6,597
Inventory	(480)	(1,605)
Costs capitalized to obtain contracts, net	(994)	(1,799)
Accounts payable	(6,680)	(15,016)
Accrued expenses and other liabilities	(1,356)	(3,062)
Deferred revenue	1,055	507
Other liabilities, noncurrent	(42)	406
Net cash used in operating activities	(5,528)	(38,528)
Cash Flows from Investing Activities:
Cash paid for acquisitions, net of cash acquired	—	(113,401)
Internal use software	(865)	(396)
Purchase of property and equipment	(26)	—
Net cash used in investing activities	(891)	(113,797)
Cash Flows from Financing Activities:
Indemnity escrow payment in connection with an acquisition	(13,128)	—
Proceeds from the exercise of options	1,569	1,766
Taxes paid related to net settlement of equity awards	(8,551)	(1,494)
Proceeds from repayment of notes due from affiliates	314	648
Issuance of common stock	—	85
Cash paid for deferred offering costs	—	(705)
Net cash (used in)/provided by financing activities	(19,796)	300
Net Decrease in Cash, Cash Equivalents, and Restricted Cash	(26,215)	(152,025)

Life360, Inc.

Cash, Cash Equivalents and Restricted Cash at the Beginning of the Period	90,365	231,345
Cash, Cash Equivalents, and Restricted Cash at the End of the Period	$64,150	$79,320

Supplemental disclosure:
Cash paid during the period for taxes	$250	$—

Non-cash investing and financing activities:
Fair value of stock issued in connection with an acquisition	$—	$15,409
Fair value of warrants held as investment in affiliate	—	5,474
Fair value of stock issued in settlement of contingent consideration	—	4,221
Right of use asset recognized in connection with lease modification	1,054	—
Operating lease liability recognized in connection with lease modification	1,054	—
Total non-cash investing and financing activities	$2,108	$25,104
The following table presents the cash, cash equivalents, and restricted cash reported within the balance sheets totaling the same such amounts shown above:

	June 30, 2023	June 30, 2022
Cash and cash equivalents	$62,404	$64,264
Restricted cash	1,746	15,056
Total cash, cash equivalents, and restricted cash	$64,150	$79,320
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
On January 12, 2023, the Company announced a workforce restructure which resulted in a reduction of the Company’s workforce of approximately 14%. The Company incurred $0.5 million and $3.7 million in non-recurring personnel and severance related expenses in connection with the restructure during the three and six months ended June 30, 2023, respectively. As of June 30, 2023, approximately $0.4 million of the expense incurred remains unpaid and is included within accrued expenses and other current liabilities on the condensed consolidated balance sheet.
The restructuring costs are recognized in the condensed consolidated statements of operations for the three and six months ended June 30, 2023 as follows (in thousands):

	Personnel and Severance Related Expenses
	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Cost of subscription revenue	$3	$64
Cost of hardware revenue	3	94
Research and development	—	1,878
Sales and marketing	85	751
General and administrative	387	945
Total	$478	$3,732
2.    Summary of Significant Accounting Policies
Included below are select significant accounting policies. Refer to Note 2, “Summary of Significant Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 23, 2023 (“Annual Report”) for a full list of our significant accounting policies.
Basis of Presentation and Consolidation
The accompanying unaudited condensed consolidated financial statements, which include the accounts of the Company and its wholly owned subsidiaries, have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim periods and following the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. All intercompany balances and transactions have been eliminated in consolidation.
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

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report.

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

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables set forth the information about the Company’s channel and retail partners who represented greater than 10% of its revenue or accounts receivable, respectively:

	Percentage of Revenue
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Channel Partner A	54%	49%	55%	47%
Channel Partner B	16%	15%	15%	15%
Retail Partner A	*	13%	*	12%
*    Represents less than 10%

	Percentage of Gross Accounts Receivable
	As of June 30,	As of December 31,
	2023	2022
Channel Partner A	55%	33%
Channel Partner B	11%	*
Data Partner A	11%	11%
Retail Partner A	17%	23%
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
Restricted Cash
Deposits of $1.7 million and $14.9 million were restricted from withdrawal as of June 30, 2023 and December 31, 2022, respectively. In April 2023, the Company released and paid $13.1 million of restricted cash which was previously held in indemnity escrow as part of the acquisition of Tile in January 2022 (the “Tile Acquisition”) for general representations and warranties, fifteen months after the acquisition date.
The remaining restricted cash, noncurrent balance of $1.7 million as of June 30, 2023 relates to cash deposits restricted under letters of credit issued on behalf of the Company in support of indebtedness to trade creditors incurred in the ordinary course of business. The restricted cash, noncurrent balance of $1.6 million as of December 31, 2022 relates to funds placed in an indemnity escrow fund after the acquisition of Jiobit, and facility lease agreements.

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
Revenue by geographic region is generally based on the address of the customer as defined in the contract with the customer. The following table sets forth revenue by geographic region for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
North America	$63,541	$43,259	$124,341	$89,311
Europe, Middle East and Africa	4,137	3,379	8,456	6,579
Other international regions	3,110	2,206	6,134	3,924
Total revenue	$70,788	$48,844	$138,931	$99,814
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
During the three and six months ended June 30, 2023, the Company recognized revenue of $6.0 million and $19.8 million, respectively, that was included in the deferred revenue balance at December 31, 2022. During the three and six months ended June 30, 2022, the Company recognized revenue of $3.2 million and $11.3 million, respectively, that was included in deferred revenue balance at December 31, 2021.
Remaining performance obligations represent the amount of contracted future revenue not yet recognized as the amounts relate to undelivered performance obligations, including both deferred revenue and non-cancelable contracted amounts that will be invoiced and recognized as revenue in future periods.
Revenue expected to be recognized from remaining performance obligations was $32.8 million as of June 30, 2023, of which the Company expects $31.1 million to be recognized over the next twelve months.
5.    Costs Capitalized to Obtain Contracts
The Company recognizes as an asset the incremental costs of obtaining a contract with a customer if the entity expects to recover those costs. The Company determined that its costs to obtain contracts were both direct and incremental. These costs are attributable to the Company’s largest channel partners.
Costs of obtaining new revenue contracts are deferred and then amortized on a straight-line basis over the related period of benefit, which is three years for the three and six months ended June 30, 2023 and approximately two years to three years depending on the subscription type for the three and six months ended June 30, 2022.

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table represents a roll forward of the Company’s costs capitalized to obtain contracts, net (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Capitalized costs to obtain contracts, beginning of period	$2,123	$1,834	$2,063	$1,649
Acquired costs capitalized to obtain contracts	—	—	—	849
Additions to capitalized costs to obtain contracts	497	679	995	951
Amortization of capitalized costs to obtain contracts	(426)	(735)	(864)	(1,671)
Capitalized costs to obtain contracts, end of period	$2,194	$1,778	$2,194	$1,778
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
The three levels of inputs which may be used to measure fair value are as follows:
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
The Company measures and reports certain assets and liabilities at fair value on a recurring basis.
The fair value of these assets and liabilities as of June 30, 2023 and December 31, 2022 are classified as follows (in thousands):

	As of June 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$40,896	$—	$—	$40,896
Total assets	$40,896	$—	$—	$40,896
Liabilities:
Derivative liability (Note 10)	$—	$—	$341	$341
Convertible notes (Note 9)	—	—	7,204	7,204
Total liabilities	$—	$—	$7,545	$7,545

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$61,227	$—	$—	$61,227
Total assets	$61,227	$—	$—	$61,227
Liabilities:
Derivative liability (Note 10)	$—	$—	$101	$101
Convertible notes (Note 9)	—	—	6,938	6,938
Total liabilities	$—	$—	$7,039	$7,039
The change in fair value of the Level 3 instruments were as follows (in thousands):

	As of June 30, 2023
	Derivative liability (Note 10)	Convertible notes (Note 9)
Fair value, beginning of the year	$101	$6,938
Vesting of revesting notes	—	72
Changes in fair value	240	194
Fair value, end of period	$341	$7,204

	As of December 31, 2022
	Derivative liability (Note 10)	Convertible notes (Note 9)	Contingent consideration
Fair value, beginning of the year	$1,396	$12,293	$9,500
Vesting of revesting notes	—	137	—
Forfeiture of revesting notes	—	(235)	—
Repayment of convertible notes (Note 9)	—	(3,471)	—
Changes in fair value	(1,295)	(1,786)	(5,279)
Issuance of common stock in settlement of contingent consideration	—	—	(4,221)
Fair value, end of period	$101	$6,938	$—
For the three and six months ended June 30, 2023, the Company recorded a loss associated with the change in fair value of the derivative liability of $0.3 million and $0.2 million, respectively. For the three and six months ended June 30, 2023, the Company recorded a loss associated with the change in fair value of the convertible notes of $0.3 million and $0.2 million, respectively. For the year ended December 31, 2022, the Company recorded a gain associated with the change in fair value of the derivative liability and the change in fair value of the convertible notes of $1.3 million and $1.8 million, respectively. The amounts have been recorded in other income (expense), net in the condensed consolidated statements of operations and comprehensive loss.
For the year ended December 31, 2022, the Company recorded a gain associated with the change in fair value of the contingent consideration of $5.3 million. The amounts have been recorded in general and administrative expense in the condensed consolidated statements of operations and comprehensive loss.
For the three and six months ended June 30, 2022, the Company recorded a gain associated with the change in fair value of the derivative liability of $0.4 million and $1.3 million, respectively. For the three and six months ended June 30, 2022, the Company recorded a gain associated with the change in fair value of the convertible notes of $0.5 million and $2.1 million, respectively. The amounts have been recorded in other income (expense), net in the condensed consolidated statements of operations and comprehensive loss.

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

For the three and six months ended June 30, 2022, the Company recorded a gain associated with the change in fair value of the contingent consideration of $1.3 million and $5.3 million, respectively. The amounts have been recorded in general and administrative expense in the condensed consolidated statements of operations and comprehensive loss.
7.    Business Combinations
Tile, Inc.
On January 5, 2022, the Company completed the acquisition of Tile, Inc. (“Tile”), a privately held consumer electronics company. The company is based in San Mateo, California and was founded in 2012. Tile is a smart location company whose products include a Bluetooth enabled device and related accessories that work in tandem with the Tile application, to enable its customers to locate lost or misplaced objects. Tile offers a comprehensive list of products to use with the Tile application, along with optional subscription services to enhance features offered for Tile products. The addition of Tile is expected to strengthen and extend Life360’s market leadership position by leveraging Tile’s developed technology and customer relationships to accelerate the Company’s own product development and augment the Life360 team with a critical mass of talent. The aggregate purchase consideration was $173.5 million, of which $158.1 million was paid in cash and $15.4 million paid in equity. The $15.4 million in equity was comprised of 780,593 shares of the Company’s common stock valued on the date of acquisition and 534,465 shares of common stock contingent consideration which was promised upon reaching certain operational goals. Of the consideration transferred, $14.1 million in cash and 84,524 common shares were placed in an indemnity escrow fund to be held for fifteen months after the acquisition date for general representations and warranties and were released during April 2023.
A total of $35.0 million was excluded from purchase consideration which consists of retention compensation of 1,499,349 shares of restricted stock units valued at $29.6 million, $0.4 million related to 38,730 vested common stock options issued to Tile employees as stock-based compensation on the acquisition date and change in control bonuses of $3.0 million, which were recognized as compensation expense on the condensed consolidated statements of operations on the acquisition date. The Company incurred transaction related expenses of $1.7 million, which were recorded under general and administrative expenses in the condensed consolidated statements of operations. The remaining costs excluded from purchase consideration related to 1,561 shares granted to a key employee and vest based on continued employment, and 4,784 shares of contingent consideration granted to a key employee, which also vest based on continued employment.
Of the 1,499,349 shares of retention restricted stock units, 787,446 shares valued at $15.6 million contain performance vesting criteria based on the achievement of certain company milestones, and vest over a two year period. The remaining retention restricted stock units of 711,903 shares vest over a two to four year period.
The contingent consideration was based on the Company’s achievement of certain targets for revenue and earnings before interest, taxes, depreciation, and amortization for the three months ended December 31, 2021 and the three months ended March 31, 2022. The Company determined that the criteria to satisfy the contingent consideration were not met, and as such, no value was ascribed to the contingent consideration.
The transaction was accounted for as a business combination. The total purchase price of $173.5 million was allocated to the tangible and intangible assets and liabilities based on their estimated fair values on the date of acquisition. The excess purchase consideration over the fair value of the net tangible assets and identifiable intangible assets acquired was $102.5 million and was recorded as goodwill.

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

8.    Balance Sheet Components
Accounts receivable, net

Accounts receivable, net consists of the following (in thousands):

	As of June 30,	As of December 31,
	2023	2022
Accounts receivable	$33,562	$33,219
Allowance for doubtful accounts	(94)	(94)
Accounts receivable, net	$33,468	$33,125
Inventory
Inventory consists of the following (in thousands):

	As of June 30,	As of December 31,
	2023	2022
Raw materials	$2,441	$3,063
Finished goods	7,949	7,763
Total inventory	$10,390	$10,826
The Company recorded a raw materials inventory write-off of $0.9 million for the six months ended June 30, 2023. The write-off resulted from a decision made during the three months ended March 31, 2023 to discontinue a product line in the Company’s product roadmap. The raw materials have no alternative use and have been fully written off for the six months ended June 30, 2023. There were no additional inventory write-offs for the three months ended June 30, 2023, and there were no inventory write-offs recorded for the three and six months ended June 30, 2022.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	As of June 30,	As of December 31,
	2023	2022
Prepaid expenses	$8,340	$6,925
Other receivables	1,556	1,623
Total prepaid expenses and other current assets	$9,896	$8,548
Prepaid expenses primarily consist of certain cloud platform and customer service program costs. Other receivables primarily consist of refunds owed to the Company and other amounts which the Company is expected to receive in less than twelve months.

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Property and Equipment, net
Property and equipment, net consists of the following (in thousands):

	As of June 30,	As of December 31,
	2023	2022
Computer equipment	$275	$276
Leasehold improvements	100	100
Production manufacturing equipment	823	624
Construction in Progress	314	—
Furniture and fixtures	9	9
Total property and equipment, gross	1,521	1,009
Less: accumulated depreciation	(692)	(616)
Total property and equipment, net	$829	$393
For the three and six months ended June 30, 2023, depreciation expense was $40 thousand and $77 thousand, respectively, and for the three and six months ended June 30, 2022, depreciation expense was $0.1 million and $0.2 million, respectively.
There was no impairment of property and equipment or long-lived assets recognized during the three and six months ended June 30, 2023 or 2022.
Prepaid Expenses and Other Assets, noncurrent
Prepaid expenses and other assets, noncurrent consist of the following (in thousands):

	As of June 30,	As of December 31,
	2023	2022
Prepaid expenses, noncurrent	$1,223	$1,524
Investment in affiliate	5,474	5,474
Other assets	21	136
Total prepaid expenses and other assets, noncurrent	$6,718	$7,134
Prepaid expenses, noncurrent primarily consist of cloud platform costs. Investment in affiliate relates to warrants to purchase shares of common stock of a current Data Revenue Partner.
Leases
The Company leases office space under various non-cancelable operating leases with remaining lease terms of up to 3.3 years, some of which include the option to extend the lease. In May 2023, the Company amended its lease agreement for its headquarter office space located in San Mateo, California. The amendment extended the lease term to November 2026, reduced the Company’s leased office space and reduced the monthly lease payments. As a result, the associated right-of-use asset and lease liability were remeasured and the right-of-use asset and lease liability increased by $1.1 million and $1.1 million, respectively, upon the remeasurement date.
The Company did not have any finance leases as of June 30, 2023 or December 31, 2022.

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The components of lease expense are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease cost (1)	$250	$604	$495	1,194
(1)    Amounts include short-term leases, which are immaterial.
For the three and six months ended June 30, 2023, payments for operating leases included in cash from operating activities were $0.3 million and $0.5 million, respectively. For the three and six months ended June 30, 2022, payments for operating leases included in cash from operating activities were $0.6 million and $1.2 million, respectively.
Supplemental balance sheet information related to leases is as follows (in thousands, except lease term):

	As of June 30,	As of December 31,
	2023	2022
Operating lease right-of-use asset	$1,396	$802
Operating lease liability, current (included in accrued expenses and other current liabilities)	512	813
Operating lease liability, noncurrent (included in other liabilities, noncurrent)	893	—
Weighted-average remaining term for operating lease (in years)	3.2	0.8
The weighted-average discount rate used to measure the present value of the operating lease liabilities was 5.0%.
Maturities of the Company’s operating lease liabilities, which do not include short-term leases, as of June 30, 2023 were as follows (in thousands):

Operating leases
Remainder of 2023	$377
2024	379
2025	390
2026	366
Less imputed interest	(107)
Total operating lease liability	$1,405

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Goodwill and Intangible Assets, net
Intangible assets, net consists of the following (in thousands):

	As of June 30 2023,
	Gross	Accumulated Amortization	Net
Trade name	$23,380	$(3,593)	$19,787
Technology	22,430	(6,948)	15,482
Customer relationships	15,290	(2,839)	12,451
Internal use software	1,567	(195)	1,372
Total	$62,667	$(13,575)	$49,092

	As of December 31 2022,
	Gross	Accumulated Amortization	Net
Trade name	$23,380	$(2,424)	$20,956
Technology	22,430	(4,705)	17,725
Customer relationships	15,290	(1,895)	13,395
Internal use software	701	(78)	623
Total	$61,801	$(9,102)	$52,699
For the three and six months ended June 30, 2023, the Company capitalized $0.5 million and $0.9 million in internal use software, respectively. For the three and six months ended June 30, 2022, the Company capitalized $0.4 million and $0.4 million in internal use software, respectively.
For the three and six months ended June 30, 2023, amortization expense was $2.3 million and $4.5 million, respectively. For the three and six months ended June 30, 2022, amortization expense was $2.2 million and $4.3 million, respectively.
During the three and six months ended June 30, 2023 and 2022, there was no impairment of intangible assets recorded.
As of June 30, 2023, estimated remaining amortization expense for intangible assets by fiscal year is as follows (in thousands):

Amount
Remainder of 2023	$4,587
2024	9,214
2025	9,134
2026	8,597
2027 and Beyond	17,560
Total future amortization expense	$49,092

The weighted-average remaining useful lives of the Company’s acquired intangible assets are as follows:

Weighted-Average Remaining Useful Life
	As of June 30,	As of December 31,
	2023	2022
Trade name	8.5 years	9.0 years
Technology	3.4 years	3.9 years
Customer relationships	6.6 years	7.1 years
Internal use software	2.7 years	2.8 years

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

As of June 30, 2023 and December 31, 2022, goodwill was $133.7 million. No goodwill impairments were recorded during the three and six months ended June 30, 2023 or the three and six months ended June 30, 2022.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other liabilities consist of the following (in thousands):

	As of June 30,	As of December 31,
	2023	2022
Accrued vendor expenses	$10,549	$4,868
Accrued compensation	3,400	3,900
Customer related promotions and discounts	5,402	10,871
Operating lease liability	512	813
Sales return reserves	2,123	2,952
Other current liabilities	2,408	3,611
Total accrued expenses and other current liabilities	$24,394	$27,015
Other current liabilities primarily relate to inventory received not yet billed and warranty liabilities related to the Company’s hardware tracking devices. During the three months ended June 30, 2023, the Company recorded a $2.1 million decrease to outstanding warranty liabilities and a corresponding reduction in product costs recorded to cost of revenue in connection with the discontinuation of certain battery related membership benefits.
Escrow Liability
The escrow liability as of December 31, 2022 related to restricted cash associated with the Tile Acquisition of $13.1 million, and the acquisition of Jiobit (the “Jiobit Acquisition”) of $0.2 million, placed in an indemnity escrow fund to be held for fifteen months and eighteen months, respectively, after the acquisition date for general representations and warranties. The initial balances were included within total consideration transferred. As of June 30, 2023, all escrow liabilities had been released and paid as scheduled.
Other Liabilities, noncurrent
Other liabilities, noncurrent consist of the following (in thousands):

	As of June 30,	As of December 31,
	2023	2022
Deposit liabilities	$—	$78
Other liabilities, noncurrent	484	498
Operating lease liability	893	—
Total other liabilities, noncurrent	$1,377	$576
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

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

As of June 30, 2023 the unamortized amount and net carrying value of the July 2021 Convertible Notes is $1.3 million and $0.8 million, respectively. The amount by which the July 2021 Convertible Notes if-converted value exceeds its principal is $0.6 million as of June 30, 2023.

As of December 31, 2022 the unamortized amount and net carrying value of the July 2021 Convertible Notes was $1.5 million and $0.6 million, respectively. The amount by which the July 2021 Convertible Notes if-converted value does not exceed its principal was $0.4 million as of December 31, 2022.
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
The warrants were recorded to additional paid-in capital during the year ended December 31, 2022. The fair value of the warrants issued in connection with the July 2021 Convertible Notes was $0.8 million and was recorded as a debt discount that is being amortized to interest expense under the straight-line method over the term of respective convertible notes.
As a result of the beneficial conversion feature associated with the July 2021 Convertible Notes, $0.6 million was added to additional paid-in capital during the year ended December 31, 2021. The beneficial conversion feature was recorded as a debt discount and is being amortized to interest expense under the straight-line method over the term of the respective notes.
For the three and six months ended June 30, 2023 and June 30, 2022 , the Company recognized a total of $0.1 million and $0.2 million, respectively, in non-cash interest expense related to the July 2021 Convertible Notes.

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

	As of June 30,	As of December 31,	As of September 1,
	2023	2022	2021
Principal	$6,730	$6,730	$11,206
Interest rate	6.9%	6.6%	4.5%
Common stock fair value per share	15.19	9.94	20.49
Conversion price per share	22.50	22.50	22.50
Risk-free interest rate	5.13%	4.50%	0.45%
Time to exercise (in years)	1.2	1.7	3.0
Volatility	47%	53%	37%
Annual dividend yield	0%	0%	0%
The Revesting Notes are restricted and vest with continuous employment of certain key employees over a 3-year period subsequent to the acquisition. The Revesting Notes are recognized in general and administrative expense. In April 2022, one of the key employees exited the Company, and so the entirety of their Revesting Notes were forfeited. The Company recorded a $0.3 million reduction in compensation expense included in general and administrative expense related to the forfeiture of their Revesting Notes. In January 2023, the other key employee exited the Company. As part of their separation agreement, their Revesting Notes are due in their entirety at the maturity date and the Company recorded $0.1 million of compensation expense included in general and administrative expense.
The Company records the Revesting Notes at fair value and will remeasure the Revesting Notes at fair value on each reporting date. As the Revesting Notes vest, the changes in fair value are recorded as general and administrative expense with a corresponding entry to convertibles notes. The estimated fair value of the Revesting Notes is determined using a combination of the present value of the Revesting Notes cash flows and the Black-Scholes option pricing model. The terms of the Revesting Notes are consistent with the terms of the September 2021 Convertible Notes. For the three and six months ended June 30, 2023, the Company recorded zero and $0.1 million, respectively, and for the three and six months ended June 30, 2022, the Company recorded $19.4 thousand and $0.1 million, respectively, to compensation expense included in general and administrative expense related to the changes in fair value of the Revesting Notes.

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Convertible notes, current and noncurrent consist of the following (in thousands):

	As of June 30,	As of December 31,
	2023	2022
Convertible notes, current:
September 2021 Convertible Notes	$6,129	$3,455
Revesting Notes	—	58
Convertible notes, noncurrent:
July 2021 Convertible Notes	843	635
September 2021 Convertible Notes	1,075	3,396
Revesting Notes	—	29
Total convertible notes	$8,047	$7,573
The contractual future principal payments for all convertible notes as of June 30, 2023 were as follows (in thousands):

Amount
Remainder of 2023	$3,365
2024	3,365
2025	—
2026	2,110
Total principal outstanding	$8,840
Fair value adjustment	(793)
Total convertible notes	$8,047
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
Upon the issuance of the convertible notes, the Company recorded a derivative liability of $0.7 million at fair value using inputs classified as Level 3 in the fair value hierarchy. As of June 30, 2023 and December 31, 2022, the fair value of the derivative liability was $0.3 million and $0.1 million, respectively. Refer to Note 6, “Fair Value Measurements” for further details.
11.    Commitments and Contingencies
Purchase Commitments
The Company has certain commitments from outstanding purchase orders primarily related to technology support, marketing and branding and professional services. These agreements, which total $161.5 million as of June 30, 2023 and $138.9 million as of December 31, 2022, are predominantly non-cancellable and expected to be paid through 2027.

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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
On March 12, 2019, a former alleged competitor of Tile, Cellwitch, Inc, filed a patent infringement claim against the Company in the U.S. District Court, Northern District of California (“Court”), seeking permanent injunction and damages. On December 18, 2019, Tile filed an inter partes review petition with the Patent Trial and Appeal Board (“PTAB”) challenging the validity of the patent. On May 13, 2021, the PTAB issued a Final Written Decision on Tile’s inter partes review petition (the “Final Written Decision”), finding a majority of the claims invalid. The Final Written Decision was affirmed by the U.S. Court of Appeals for the Federal Circuit on May 13, 2022. The case is currently in trial court and a settlement conference took place on June 6, 2023, however no conclusions were reached and we continue to actively defend against this claim.
A purported class action (E.S. v. Life360, Inc.) alleging a single cause of action for unjust enrichment was filed against Life360 on January 12, 2023, seeking equitable relief purportedly arising out of Life360’s historic data sales. Given the inherently uncertain nature of litigation, the ultimate disposition of the case is not presently determinable, but the Company intends to defend against the claim. We have agreed to participate in mediation in an effort to potentially find an early resolution to the claim. The mediation is scheduled for August 21, 2023. Preparation for the mediation is currently in progress and all court deadlines and any discovery activities have been placed on hold until after the mediation is completed. We cannot predict at this point the length of time that this action will be ongoing or estimate the liability, if any, which may arise therefrom.
Based on information currently available and the current state of the litigation, we are unable to reasonably estimate a possible loss or range of possible losses, if any, with regards to outstanding litigation. As a result, no litigation reserve has been recorded on our condensed consolidated balance sheets as of June 30, 2023 or December 31, 2022. We will continue to evaluate information as it becomes known and will record an estimate for losses at the time or times if and when it is probable a loss will be incurred and the amount of the loss is reasonably estimable.
12.    Common Stock
As of June 30, 2023 and December 31, 2022, the Company was authorized to issue up to 100,000,000 shares of par value $0.001 per share common stock.
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

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company has the following potentially outstanding common stock reserved for issuance:

	As of June 30,	As of December 31,
	2023	2022
Issuances under stock incentive plan	7,373,302	8,180,840
Issuances upon exercise of common stock warrants	137,658	137,658
Issuances upon vesting of restricted stock units	5,888,385	6,779,892
Issuances of convertible notes	516,758	516,758
Shares reserved for shares available to be granted but not granted yet	3,765,752	396,347
	17,681,855	16,011,495
13.    Warrants
As of June 30, 2023 and December 31, 2022, the Company had outstanding warrants to purchase 137,658 and 137,658 shares of Company common stock, respectively, with exercise prices ranging from $2.28 to $11.96 and expiry dates ranging from 2024 to 2028. Refer to Note 9, “Convertible Notes” for further details.
14.    Equity Incentive Plan
2011 Equity Incentive Plan
The Company’s equity incentive plan allows the Company to grant restricted stock units, restricted stock and stock options to employees and consultants of the Company and any of the Company’s parent, subsidiaries, or affiliates, and to the members of the Board of Directors.
The following summary of stock option activity for the periods presented is as follows (in thousands, except share and per share data):

	Number of Shares Underlying Outstanding Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Balance as of December 31, 2022	8,180,840	$7.05	5.61	$40,827
Options granted	—	—
Options exercised	(331,167)	4.83
Options cancelled/forfeited	(476,371)	13.73
Balance as of June 30, 2023	7,373,302	6.70	5.13	63,855
Exercisable as of June 30, 2023	5,683,517	$5.43	5.04	$56,000
As of June 30, 2023, there was total unrecognized compensation cost for outstanding stock options of $6.2 million to be recognized over a period of approximately 2.3 years.
The following summary of Restricted Stock Units (RSU) activity for the periods presented is as follows:

	Number of Shares	Weighted average grant date fair value
Balance as of December 31, 2022	6,779,892	$11.58
RSU granted	2,128,770	11.19
RSU vested and settled	(2,041,500)	11.14
RSU cancelled/forfeited	(978,777)	11.82
Balance as of June 30, 2023	5,888,385	$11.54

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

As of June 30, 2023, there was unrecognized compensation cost for outstanding restricted stock units of $54.5 million to be recognized over a period of approximately 2.5 years.
The number of RSUs vested and settled includes shares of common stock that the Company withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements.
Stock-based Compensation
Stock-based compensation expense was allocated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of revenue
Subscription costs	$154	$239	$279	$438
Hardware costs	243	240	449	289
Other costs	10	30	21	83
Total cost of revenue	407	509	749	810
Research and development	5,301	5,305	10,086	8,923
Sales and marketing	560	1,324	1,487	2,174
General and administrative	3,001	3,291	5,902	4,617
Total stock-based compensation expense	$9,269	$10,429	$18,224	$16,524
There were no capitalized stock-based compensation costs or recognized stock-based compensation tax benefits during the three and six months ended June 30, 2023 or the year ended December 31, 2022, respectively.
Equity Awards Issued in Connection with Business Combinations
Jio, Inc.
In connection with the Jiobit Acquisition in September 2021, the Company issued 91,217 shares of restricted common stock with an aggregate fair value of $1.9 million to be recognized as post combination stock-based compensation ratably with continuous employment of certain employees over a 3 year period.
In January 2023, a key employee of the Jiobit Acquisition terminated employment with the Company. As part of such employee’s separation agreement, the Company recorded $0.2 million to compensation included in general and administrative expense related to their Revesting Stock. As of June 30, 2023 and December 31, 2022, there was zero and $0.2 million of unrecognized compensation expense, respectively, related to this restricted common stock which is expected to be recognized over the remaining weighted average life of zero years and 1.7 years, respectively.
Additionally, the Company granted 43,083 service-based stock options under the Plan to certain Jiobit employees with an aggregate fair value of $0.5 million which vests ratably over the requisite service period. As of June 30, 2023, there was $0.1 million of unrecognized compensation expense related to unvested assumed stock options, which is expected to be recognized over the remaining weighted average life of 1.5 years. As of December 31, 2022, there was $0.2 million of unrecognized compensation expense related to unvested assumed stock options, which is expected to be recognized over the remaining weighted average life of 1.8 years.

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Tile, Inc.
In connection with the Tile Acquisition in January 2022, the Company issued 1,499,349 shares of retention restricted stock units with an aggregate fair value of $29.6 million. Of the 1,499,349 shares of retention restricted stock units, 787,446 shares valued at $15.6 million contained performance vesting criteria based on the achievement of certain company milestones during the three months ended March 31, 2022, and vest over a two year period. As of March 31, 2022, the vesting criteria had not been met and all 787,446 restricted stock units were forfeited. The remaining 711,903 retention restricted stock units vest over a two to four year period. As of June 30, 2023, there was $2.6 million of unrecognized compensation expense related to the retention restricted stock units which is expected to be recognized over the remaining weighted average life of 1.2 years.
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
A total of 1,561 shares of common stock with an aggregate fair value of $31 thousand were issued to a key employee, the vesting of which is subject to continued employment over a 30-month period. As of June 30, 2023, there was $12 thousand of unrecognized compensation expense related to unvested restricted stock units which is expected to be recognized over the remaining 1.0 years.
A total of 84,524 shares of common stock were issued as part of consideration transferred and were placed in an indemnity escrow fund to be held for fifteen months after the acquisition date for general representations and warranties. The aggregate fair value of $1.7 million was included within purchase consideration. All 84,524 shares of common stock were released from escrow in April 2023 as scheduled.
15.    Income Taxes
The provision for (benefit from) income taxes for interim periods is determined using an estimated annual effective tax rate in accordance with Accounting Standards Codification (“ASC”) 740-270, Income Taxes, Interim Reporting. The effective tax rate may be subject to fluctuations during the year as new information is obtained, which may affect the assumptions used to estimate the annual effective tax rate, including factors such as valuation allowances against deferred tax assets, the recognition or de-recognition of tax benefits related to uncertain tax position, if any, and changes in or the interpretation of tax laws in jurisdictions where the Company conducts business.
For the three and six months ended June 30, 2023, the Company recorded a provision for incomes taxes of $0.3 million and $0.4 million, respectively. For the three and six months ended June 30, 2022, the Company recorded a provision for (benefit from) incomes taxes of (47) thousand and 11 thousand, respectively.
In accordance with the Tax Cuts and Jobs Act of 2017, research and experimental (R&E) expenses under Internal Revenue Code Section 174 are required to be capitalized beginning in 2022. R&E expenses are required to be amortized over a period of five years for domestic expenses and fifteen years for foreign expenses. The Company has capitalized R&E expenditures in its income tax provision as a result. Accordingly, in the three and six months ended June 30, 2023, the Company recorded state income tax expense of $0.3 million and $0.4 million, respectively, primarily due to state conformity to Internal Revenue Code Section 174.
In accordance with ASC 805, a change in the acquirer’s valuation allowance that stems from a business combination should be recognized as an element of the acquirer’s income tax expense or benefit in the period of acquisition. Accordingly, in the three and six months ended June 30, 2022, the Company recorded a provisional zero and $96 thousand partial release of its valuation allowance and a corresponding income tax benefit stemming from the Tile Acquisition, respectively. The benefit was offset by the state income taxes for the three and six months ended June 30, 2022.

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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
The Company accounted for the 2016 partially secured loan as consideration received for the exercise of the related equity award, because even after the original options are exercised or the shares are purchased, an employee could decide not to repay the loan if the value of the shares declines below the outstanding loan amount and could instead choose to return the shares in satisfaction of the loan. The result would be similar to an employee electing not to exercise an option whose exercise price exceeds the current share price. When shares are exchanged for a partially secured loan, the principal and interest are viewed as part of the exercise price of the “option” and no interest income is recognized. Additionally, compensation cost is recognized over any requisite service period, with an offsetting credit to additional paid-in capital. Periodic principal and interest payments, if any, are treated as deposit liabilities until the note is paid off, at which time, the note balance is settled and the deposit liability balance is transferred to additional paid-in capital. All promissory notes issued to the Chief Executive Officer and Chief Operating Officer were repaid as of June 2022. During the three months ended March 31, 2023, the Company received proceeds from the repayment of the partially secured loan that remained outstanding of $0.3 million. As of June 30, 2023 and December 31, 2022, the Company had deposit liability balances of zero and $0.3 million, respectively, in connection with the 2016 partially secured loan and other early exercises of equity awards. Principal amounts due under the 2016 partially secured loan are included in Notes Due From Affiliates as a reduction in stockholders’ equity on the consolidated balance sheets.
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

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

18.    Net Loss Per Share
The following table presents the calculation of basic and diluted net loss per share (in thousands except share and per share information):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(4,413)	$(32,985)	$(18,484)	$(58,207)
Weighted-average shares used in computing net loss per share, basic and diluted	66,467	61,883	66,032	61,540
Net loss per share, basic and diluted	$(0.07)	$(0.53)	$(0.28)	$(0.95)

The potential shares of common stock that were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive are as follows:

	As of June 30,	As of June 30,
	2023	2022
Issuances under stock incentive plan	7,373,302	8,315,495
Issuances upon exercise of common stock warrants	137,658	138,076
Issuances upon vesting of restricted stock units	5,888,385	6,519,538
Issuances of convertible notes	516,758	686,926
Shares reserved for shares available to be granted but not granted yet	3,765,752	1,105,201
	17,681,855	16,765,236

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report. In addition to historical financial information, the following discussion contains forward-looking statements that are based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the section titled “Risk Factors” under Part II, Item 1A in this Quarterly Report on Form 10-Q and Part I, Item 1A in our Annual Report.
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

Provision for (Benefit from) Income Taxes
Provision for (benefit from) income taxes consists of U.S. federal and state income taxes in jurisdictions in which we conduct business. We maintain a full valuation allowance on our federal and state deferred tax assets as we have concluded that it is not more likely than not that the deferred tax assets will be realized.

Results of Operations
The following tables set forth our condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2023 and 2022 (in thousands, except percentages).

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change
Subscription revenue	$52,727	$36,006	46%	$104,391	$69,068	51%
Hardware revenue	11,585	6,816	70%	21,569	16,463	31%
Other revenue	6,476	6,022	8%	12,971	14,283	(9)%
Total revenue	70,788	48,844	45%	138,931	99,814	39%
Cost of subscription revenue(1)	6,388	7,903	(19)%	14,433	14,974	(4)%
Cost of hardware revenue(1)	8,736	10,773	(19)%	18,162	18,579	(2)%
Cost of other revenue(1)	881	880	—%	1,723	1,855	(7)%
Total cost of revenue	16,005	19,556	(18)%	34,318	35,408	(3)%
Gross Profit	54,783	29,288	87%	104,613	64,406	62%
Operating expenses(1):
Research and development	23,182	27,031	(14)%	50,379	52,768	(5)%
Sales and marketing	23,347	22,895	2%	47,663	46,137	3%
General and administrative	12,497	12,830	(3)%	25,706	26,076	(1)%
Total operating expenses	59,026	62,756	(6)%	123,748	124,981	(1)%
Loss from operations	(4,243)	(33,468)	(87)%	(19,135)	(60,575)	(68)%
Other income (expense):
Convertible notes fair value adjustment	(266)	532	(150)%	(194)	2,107	(109)%
Derivative liability fair value adjustment	(254)	415	(161)%	(240)	1,328	(118)%
Other income (expense), net	617	(511)	(221)%	1,460	(1,056)	(238)%
Total other income, net	97	436	(78)%	1,026	2,379	(57)%
Loss before income taxes	(4,146)	(33,032)	(87)%	(18,109)	(58,196)	(69)%
Provision for (benefit from) income taxes	267	(47)	(668)%	375	11	3,309%
Net loss	(4,413)	(32,985)	(87)%	(18,484)	(58,207)	(68)%
Change in foreign currency translation adjustment	2	(14)	(114)%	26	15	73%
Total comprehensive loss	$(4,411)	$(32,999)	(87)%	$(18,458)	$(58,192)	(68)%
____________________
(1)Includes stock-based compensation expense as follows (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change
Cost of revenue
Subscription costs	$154	$239	(36)%	$279	$438	(36)%
Hardware costs	243	240	1%	449	289	55%
Other costs	10	30	(67)%	21	83	(75)%
Total cost of revenue	407	509		749	810
Research and development	5,301	5,305	—%	10,086	8,923	13%
Sales and marketing	560	1,324	(58)%	1,487	2,174	(32)%
General and administrative	3,001	3,291	(9)%	5,902	4,617	28%
Total stock-based compensation expense	$9,269	$10,429	(11)%	$18,224	$16,524	10%

The following table sets forth our results of operations as a percentage of total revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Subscription revenue	74%	74%	75%	69%
Hardware revenue	16%	14%	16%	16%
Other revenue	9%	12%	9%	14%
Total revenue	100%	100%	100%	100%
Cost of subscription revenue	9%	16%	10%	15%
Cost of hardware revenue	12%	22%	13%	19%
Cost of other revenue	1%	2%	1%	2%
Total cost of revenue	23%	40%	25%	35%
Gross Profit	77%	60%	75%	65%
Operating expenses:
Research and development	33%	55%	36%	53%
Sales and marketing	33%	47%	34%	46%
General and administrative	18%	26%	19%	26%
Total operating expenses	83%	128%	89%	125%
Loss from operations	(6)%	(69)%	(14)%	(61)%
Other income (expense):
Convertible notes fair value adjustment	—%	1%	—%	2%
Derivative liability fair value adjustment	—%	1%	—%	1%
Other income (expense), net	1%	(1)%	1%	(1)%
Total other income, net	—%	1%	1%	2%
Loss before income taxes	(6)%	(68)%	(13)%	(58)%
Provision for (benefit from) income taxes	—%	—%	—%	—%
Net loss	(6)%	(68)%	(13)%	(58)%
Change in foreign currency translation adjustment	—%	—%	—%	—%
Total comprehensive loss	(6)%	(68)%	(13)%	(58)%
Revenue

	Three Months Ended June 30,		Change
	2023	2022	$	%
(in thousands, except percentages)
Subscription revenue	$52,727	$36,006	$16,721	46%
Hardware revenue	11,585	6,816	4,769	70%
Other revenue	6,476	6,022	454	8%
Total revenue	$70,788	$48,844	$21,944	45%
Subscription revenue increased $16.7 million, or 46%, during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, due to a 14% growth in total subscriptions, including 17% growth in Paying Circles and a full quarter’s impact of the price increases for U.S. iOS Life360 subscriptions which were implemented during the three months ended December 31, 2022 and for existing Android Life360 subscriptions which were fully implemented during the three months ended June 30, 2023.
Hardware revenue increased $4.8 million, or 70%, during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, primarily due to an increased number of net hardware units shipped and an increase in net average sales price per unit.

Other revenue increased $0.5 million, or 8%, during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, due to our strategic shift to focus on a single aggregated data arrangement and the terms associated with the arrangement.

	Six Months Ended June 30,		Change
	2023	2022	$	%
(in thousands, except percentages)
Subscription revenue	$104,391	$69,068	$35,323	51%
Hardware revenue	21,569	16,463	5,106	31%
Other revenue	12,971	14,283	(1,312)	(9)%
Total revenue	$138,931	$99,814	$39,117	39%
Subscription revenue increased $35.3 million, or 51%, during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, due to a 14% growth in total subscriptions, including 17% growth in Paying Circles and a full six month impact of the price increases for Life360 subscriptions which were implemented during the three months ended December 31, 2022 and for existing Android Life360 subscriptions, which were fully implemented during the three months ended June 30, 2023.
Hardware revenue increased $5.1 million, or 31%, during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, primarily due to an increased number of net hardware units shipped and an increase in net average sales price per unit.
Other revenue decreased $1.3 million, or 9%, during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, due to our strategic shift to focus on a single aggregated data and the terms associated with the arrangement.
Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended June 30,		Change
	2023	2022	$	%
(in thousands, except percentages)
Cost of subscription revenue	$6,388	$7,903	$(1,515)	(19)%
Cost of hardware revenue	8,736	10,773	(2,037)	(19)%
Cost of other revenue	881	880	1	—%
Total cost of revenue	16,005	19,556	(3,551)
Gross Profit	$54,783	$29,288	$25,495
Gross margin:
Subscription	88%	78%
Hardware	25%	(58)%
Other	86%	85%
Cost of subscription revenue decreased by $1.5 million, or 19%, during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, primarily related to a $1.8 million decrease in membership offerings as a result of the discontinuation of certain battery related membership benefits, partially offset by a $0.6 million increase in other membership offerings in line with the increase in revenue. The Company also saw a decrease of $0.6 million in personnel-related costs and stock-based compensation costs attributable to the Company’s integration with Tile and the recategorization of the combined workforce. These decreases were partially offset by an increase of $0.3 million in contractor spend associated with Company growth.
Subscription gross margin increased to 88% during the three months ended June 30, 2023 from 78% during the three months ended June 30, 2022, primarily due to the subscription price increases implemented by the Company during the fourth quarter of the year ended December 31, 2022 and a decrease in membership offering costs related to the discontinuation of certain battery related membership benefits.

Cost of hardware revenue decreased by $2.0 million, or 19%, during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, primarily due to a decrease of $1.4 million in hardware costs relating to fulfillment, logistics, product, and other hardware expenses, a decrease of $0.3 million in membership offerings related to the discontinuation of certain battery related membership benefits and a decrease of $0.3 million in personnel-related costs and stock-based compensation costs associated with the Company’s reduction in force which took place during the three months ended March 31, 2023.
Hardware gross margin increased to 25% during the three months ended June 30, 2023 from (58)% during the three months ended June 30, 2022, primarily due to higher net average sales price per unit sold during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. The increase in gross margin is also partially attributable to the negative impacts of an increased number of product returns, increased fulfillment, logistics and product costs as well as additional personnel-related costs and stock-based compensation costs which were incurred during the three months ended June 30, 2022.

	Six Months Ended June 30,		Change
	2023	2022	$	%
(in thousands, except percentages)
Cost of subscription revenue	$14,433	$14,974	$(541)	(4)%
Cost of hardware revenue	18,162	18,579	(417)	(2)%
Cost of other revenue	1,723	1,855	(132)	(7)%
Total cost of revenue	34,318	35,408	(1,090)
Gross Profit	$104,613	$64,406	$40,207
Gross margin:
Subscription	86%	78%
Hardware	16%	(13)%
Other	87%	87%
Cost of subscription revenue decreased by $0.5 million, or 4%, during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, primarily related to a $1.8 million decrease in membership offerings as a result of the discontinuation of certain battery related membership benefits, partially offset by a $1.3 million increase in other membership offerings in line with the increase in revenue. The Company also saw a decrease of $1.1 million in personnel-related costs and stock-based compensation costs attributable to the Company’s integration with Tile and the recategorization of the combined workforce. These decreases were partially offset by increases of $0.4 million in professional and outside services, $0.4 million in other facilities and related expenses, and $0.3 million in technology expenses associated with Company growth.
Subscription gross margin increased to 86% during the six months ended June 30, 2023 from 78% during the six months ended June 30, 2022, primarily due to the subscription price increases implemented by the Company during the fourth quarter of the year ended December 31, 2022 and a decrease in membership offering costs related to the discontinuation of certain battery related membership benefits.
Cost of hardware revenue decreased by $0.4 million, or 2%, during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, primarily due to a decrease of $0.7 million in fulfillment and logistics expenses largely reflecting the alignment of accounting policies and a decrease of $0.3 million in membership offerings related to the discontinuation of certain battery related membership benefits offset by an increase of $0.6 million in hardware product costs.
Hardware gross margin increased to 16% during the six months ended June 30, 2023 from (13)% during the six months ended June 30, 2022, primarily due to higher net average sales price per unit sold during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 as well as an increased number of product returns received during the six months ended June 30, 2022.

Research and Development

	Three Months Ended June 30,		Change
	2023	2022	$	%
(in thousands, except percentages)
Research and development	$23,182	$27,031	$(3,849)	(14)%
Research and development expenses decreased by $3.8 million, or 14%, during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. The decrease was primarily due to a decrease of $1.7 million in personnel-related costs and stock-based compensation related to the Company’s reduction in workforce which took place during the three months ended March 31, 2023. The Company also saw decreases of $1.1 million, $0.7 million, and $0.3 million related to contractor, technology and other, and professional and outside services spend, respectively, as a result of the Tile and Jiobit businesses being substantially fully integrated.

	Six Months Ended June 30,		Change
	2023	2022	$	%
(in thousands, except percentages)
Research and development	$50,379	$52,768	$(2,389)	(5)%
Research and development expenses decreased by $2.4 million, or 5%, during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. The decrease was primarily due to a $2.1 million decrease in contractor spend and a $1.0 million decrease in professional and outside services spend as a result of the Tile and Jiobit businesses being substantially fully integrated. These decreases were offset by a $1.1 million increase in personnel-related costs and stock-based compensation, primarily related to an increased volume of stock grants awarded to employees. The Company also saw an increase of $0.9 million related to a raw materials inventory write-off and decreases of $0.7 million related to technology and $0.6 million related to facilities and other spend as a result of the Tile and Jiobit businesses being substantially fully integrated.
Sales and Marketing

	Three Months Ended June 30,		Change
	2023	2022	$	%
(in thousands, except percentages)
Sales and marketing	$23,347	$22,895	$452	2%
Sales and marketing expenses increased $0.5 million, or 2%, during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. This increase was primarily due to a $2.4 million increase in marketing expenses consisting of an increase of $4.1 million in channel partner commission charges offset by decreases of $1.5 million and $0.2 million in other marketing and paid user acquisition spend, respectively. This increase was offset by a decrease of $1.4 million in personnel and related costs and stock-based compensation primarily due to the Company’s reduction in workforce which took place during the three months ended March 31, 2023 and a decrease of $0.5 million in professional and outside services, contractor, and other spend due to the Company’s decreased need as a result of the Tile and Jiobit businesses being substantially fully integrated.

	Six Months Ended June 30,		Change
	2023	2022	$	%
(in thousands, except percentages)
Sales and marketing	$47,663	$46,137	$1,526	3%

Sales and marketing expenses increased $1.5 million, or 3%, during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. This increase was primarily due to a $3.3 million increase in marketing expenses consisting of increases of $6.1 million in channel partner commission charges and $0.4 million in paid user acquisition spend, partially offset by a $3.2 million decrease in other marketing spend. The increase was offset by a decrease of $0.7 million in personnel and related costs and stock-based compensation primarily due to the Company’s reduction in workforce which took place during the three months ended March 31, 2023. The Company also saw a decrease of $1.1 million in professional and outside services, contractor, and other spend due to the Company’s decreased need as a result of the Tile and Jiobit businesses being substantially fully integrated.
General and Administrative

	Three Months Ended June 30,		Change
	2023	2022	$	%
(in thousands, except percentages)
General and administrative	$12,497	$12,830	$(333)	(3)%
General and administrative expenses decreased $0.3 million, or 3%, during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. This decrease was primarily due to a decrease of $1.5 million in professional and outside services associated with expenses related to accounting, legal and advisory services in connection with the Company’s Form 10 filing and the Tile Acquisition which took place during 2022, partially offset by an increase of $1.3 million gain on revaluation of contingent consideration related to the Jiobit Acquisition incurred during the three months ended June 30, 2022. The remaining decrease of $0.1 million relates to a decrease in other expenses as a result of the Tile and Jiobit businesses being substantially fully integrated.

	Six Months Ended June 30,		Change
	2023	2022	$	%
(in thousands, except percentages)
General and administrative	$25,706	$26,076	$(370)	(1)%
General and administrative expenses decreased $0.4 million, or 1%, during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. This decrease was primarily due to a reduction of $5.3 million in professional and outside services associated with expenses related to accounting, legal and advisory services in connection with the Company’s Form 10 filing and the Tile Acquisition which took place during 2022, offset by an increase of $5.3 million gain on revaluation of contingent consideration related to the Jiobit Acquisition incurred during the six months ended June 30, 2022. The remaining decrease of $0.4 million relates to a decrease in other expenses as a result of the Tile and Jiobit businesses being substantially fully integrated.
Convertible Notes Fair Value Adjustment
For the three months ended June 30, 2023 and 2022, the Company recorded a loss and a gain associated with the convertible notes fair value adjustment of $0.3 million and $0.5 million, respectively. For the six months ended June 30, 2023 and 2022, the Company recorded a loss and a gain associated with the convertible notes fair value adjustment of $0.2 million and $2.1 million, respectively. The changes in fair value are primarily driven by the share price volatility and reduction in time to convert.
Derivative Liability Fair Value Adjustment
For the three months ended June 30, 2023 and 2022, the Company recorded a loss and a gain associated with the derivative liability fair value adjustment of $0.3 million and $0.4 million, respectively. For the six months ended June 30, 2023 and 2022, the Company recorded a loss and a gain associated with the derivative liability fair value adjustment of $0.2 million and $1.3 million, respectively. The changes are due to the revaluation of the derivative liability at each reporting period and are related to embedded redemption features bifurcated from the July 2021 Convertible Notes issued to investors.

Other Income (Expense), Net
Other income (expense), net increased $1.1 million, or 221%, during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. Other income (expense), net increased $2.5 million, or 238%, during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. The increase was driven by an increase in dividend income earned due to a higher average gross yield in the current periods compared to the same periods in the prior year. Other income (expense) includes interest income, dividend income, foreign exchange losses, and interest expense associated with the Convertible Notes.
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
Key Operating Metrics

	As of and for the Three Months Ended June 30,			As of and for the Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change
(in millions, except ARPPC, ARPPS and ASP)
AMR	$248.7	$174.4	43%	248.7	174.4	43%
MAUs	54.0	42.0	29%	54.0	42.0	29%
Paying Circles[1]	1.6	1.4	17%	1.6	1.4	17%
ARPPC[1]	$119.25	$90.88	31%	$120.18	$89.34	35%
Subscriptions[1,2]	2.2	1.9	14%	2.2	1.9	14%
ARPPS[1,2]	$97.83	$76.38	28%	$98.01	$75.27	30%
Net hardware units shipped[2]	0.7	0.5	42%	1.2	1.2	7%
ASP[2]	$15.76	$14.48	9%	$16.44	$14.85	11%
__________
1 Metrics presented as of and for the periods ended June 30, 2022 have been recast to reflect the calculations under a revised metric definition. We previously calculated Subscriptions and Paying Circles by including subscribers who had been billed as well as whose billing status was pending as of the end of the period. We have since revised our definition of these metrics to exclude subscribers whose billing status was pending as of the end of the period. Although the difference between the two methodologies does not result in any material changes, we have changed the definition of the metric because we believe it provides a better reflection of our results during a given period.
2 Metrics presented for the three and six months ended June 30, 2022 are adjusted to include pre-acquisition data for Tile related to periods before the acquisition of Tile on January 5, 2022.
Annualized Monthly Revenue
We use Annualized Monthly Revenue (“AMR”) to identify the annualized monthly value of active customer agreements at the end of a reporting period. AMR includes the annualized monthly value of subscription, data and partnership agreements. All components of these agreements that are not expected to recur are excluded. AMR as of June 30, 2023, and 2022 was $248.7 million and $174.4 million, respectively, representing an increase of 43% year-over-year.
Monthly Active Users
We have a large and growing global member base as of June 30, 2023. A Life360 monthly active user (“MAU”) is defined as a unique user who engages with our Life360 branded services each month, which includes both paying and non-paying members. As of June 30, 2023 and 2022, we had approximately 54.0 million and approximately 42.0 million MAUs on the Life360 Platform, respectively, representing an increase of 29% year-over-year. We believe this has been driven by continued strong new user growth and retention.

Paying Circles
We define a Paying Circle as a group of Life360 users with a paying subscription and who has been billed as of the end of period. Each subscription covers all members in the payor’s Circle so everyone in the Circle can utilize the benefits of a Life360 Membership, including access to premium location, driving, digital and emergency safety insights and services.
As of June 30, 2023 and 2022, we had approximately 1.6 million and 1.4 million paid subscribers to services under our Life360 brand, respectively, representing an increase of 17% year-over-year.
We grow the number of Paying Circles by increasing our free member base, converting free members to subscribers, and retaining them over time with the provision of high-quality family and safety services.
Below is a comparison of Paying Circles as of June 30, 2022 using the current and prior definitions (in millions).

As of June 30, 2022
Paying Circles (current definition)	1.4
Paying Circles (prior definition)	1.4
% Change	(1.8)%
Average Revenue per Paying Circle
We define Average Revenue per Paying Circle (“ARPPC”) as subscription revenue derived from the Life360 mobile application, excluding certain revenue adjustments related to bundled Life360 subscription and hardware offerings, for the reported period divided by the Average Paying Circles during the same period. Average Paying Circles are calculated based on adding the number of Paying Circles as of the beginning of the period to the number of Paying Circles as of the end of the period, and then dividing by two.
For the three months ended June 30, 2023 and 2022, our ARPPC was $119.25 and $90.88, respectively, representing a 31% increase year-over year . For the six months ended June 30, 2023 and 2022, our ARPPC was $120.18 and $89.34, respectively, representing a 35% increase year-over-year.
ARPPC is a key indicator utilized by Life360 to determine the effective penetration of our tiered product offering for Paying Circles. The increase in pricing for new Paying Circles beginning in August 2022 has led to subscribers signing up for higher price products over time, increasing ARPPC.
Below is a comparison of ARPPC for the three months ended June 30, 2022 using the current and prior definitions.

Three Months Ended June 30, 2022
ARPPC (current definition)	$90.88
ARPPC (prior definition)	$89.34
% Change	1.7%
Subscriptions
We define Subscriptions as the number of paying subscribers associated with the Life360, Tile and Jiobit brands who have been billed as of the end of the period.
As of June 30, 2023 and 2022, we had approximately 2.2 million and 1.9 million paid subscribers to services under the Life360, Tile, and Jiobit brands, respectively, representing an increase of 14% year-over-year.
We grow the number of Subscriptions by selling hardware units and increasing our free member base, converting free members to subscribers, and retaining them over time with the provision of item tracking and high-quality family and safety services.

Below is a comparison of Subscriptions as of June 30, 2022 using the current and prior definitions (in millions).

As of June 30, 2022
Subscriptions (current definition)	1.9
Subscriptions (prior definition)	2.0
% Change	(1.3)%
Average Revenue per Paying Subscription
We define ARPPS as total subscription revenue recognized, excluding certain revenue adjustments related to bundled Life360 subscription and hardware offerings, for the reported period divided by the average number of paying subscribers during the same period. The average number of paying subscribers is calculated by adding the number of paying subscribers as of the beginning of the period to the number of paying subscribers as of the end of the period, and then dividing by two. Paying subscribers represent subscribers who have been billed as of the end of the period.
ARPPS for the three months ended June 30, 2023 and 2022 was $97.83 and $76.38, respectively, representing an increase of 28% year over year. ARPPS for the six months ended June 30, 2023 and 2022, was $98.01 and $75.27, representing an increase of 30% year over year.
ARPPS has increased year over year as a result of the growth in subscriptions and subscription price increases implemented by the Company during the fourth quarter of the year ended December 31, 2022.
Below is a comparison of ARPPS as of June 30, 2022 using the current and prior definitions.

Three Months Ended June 30, 2022
ARPPS (current definition)	$76.38
ARPPS (prior definition)	$75.45
% Change	1.2%
Net Hardware Units Shipped
Net hardware units shipped represents the number of tracking devices sold during a period, net of returns by our retail partners and directly to consumers. Selling units contributes to hardware revenue and ultimately increases the number of users eligible for a Tile or Jiobit subscription. For the three months ended June 30, 2023, Life360 sold approximately 0.7 million units, up approximately 42% as compared to the 0.5 million units sold during the three months ended June 30, 2022, reflecting a decreased number of returns in the current period and the backdrop of weaker consumer electronics category demand in the prior period. For the six months ended June 30, 2023, Life360 sold approximately 1.2 million units, up approximately 7% as compared to the 1.2 million units sold during the six months ended June 30, 2022, also reflecting a decreased number of returns in the current period and the backdrop of weaker consumer electronics category demand in the prior period.
Net Average Sales Price
To determine the net ASP of a unit, we divide hardware revenue recognized, excluding certain revenue adjustments related to bundled Life360 subscription and hardware offerings, for the reported period by the number of net hardware units shipped (“ASP”) during the same period. ASP is largely driven by the price we charge customers, including the price we charge our retail partners, net of customer allowances, and directly to consumers. For the three months ended June 30, 2023, the net ASP of a unit was $15.76, an increase of 9% compared to $14.48 during the three months ended June 30, 2022. For the six months ended June 30, 2023, the net ASP of a unit was $16.44, an increase of 11% compared to $14.85 during the six months ended June 30, 2022. Both changes reflecting a change in product mix and reduced promotional activity.

Liquidity and Capital Resources
As of June 30, 2023, we had cash and cash equivalents of $62.4 million and restricted cash of $1.7 million. As of December 31, 2022, we had cash and cash equivalents of $75.4 million and restricted cash of $14.9 million.
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
On March 10, 2023, we had a banking relationship with Silicon Valley Bank (“SVB”). As of the closure of SVB on March 10, 2023, we held $6.1 million in direct deposits with SVB, which represented approximately 6.4% of our total cash and cash equivalents as of that date. We also held $75.4 million in shares of money market mutual funds managed by other institutions for which SVB acted as custodian. SVB was closed on March 10, 2023 by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. On March 12, 2023, the U.S. Treasury, Federal Reserve, and FDIC announced that SVB depositors would have access to all of their money starting March 13, 2023, and on March 13, 2023, we regained access to our funds held in SVB accounts. While we did not experience any losses in such accounts, the recent failure of SVB exposed us to credit risk prior to the completion by the FDIC of the resolution of SVB in a manner that fully protected all depositors. As of March 31, 2023, First Citizens BancShares’ had announced the acquisition of SVB’s assets and we have transferred a portion of our accounts to alternate depository institutions, the financial position of which management believes does not expose our Company to significant credit risk or jeopardize our liquidity. However, we may be impacted by adverse developments which affect financial institutions, transactional counterparties, other companies in the financial services industry, or the financial services industry generally, which have in the past and may in the future threaten our ability to access our existing cash and cash equivalents and could have a material adverse effect on our business and financial condition.
Cash Flows
Our cash flow activities were as follows for the periods presented:

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(5,528)	$(38,528)
Net cash used in investing activities	(891)	(113,797)
Net cash (used in)/provided by financing activities	(19,796)	300
Net Decrease in Cash, Cash Equivalents, and Restricted Cash	$(26,215)	$(152,025)
Operating Activities
Our largest sources of operating cash are cash collections from our paying users for subscriptions to our platform and hardware device sales. Our primary uses of cash for operating activities are for employee-related expenditures, costs to acquire inventory, costs to acquire customers, including user acquisition costs and commissions paid to channel partners, infrastructure-related costs, and other marketing expenses.
A number of our users pay in advance for annual subscriptions, while a majority pay in advance for monthly subscriptions. Deferred revenue consists of the unearned portion of customer billings, which is recognized as revenue in accordance with our revenue recognition policy. As of June 30, 2023 and December 31, 2022, we had deferred revenue of $32.8 million and $32.8 million, respectively, of which $31.1 million and $30.1 million is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met.

For the six months ended June 30, 2023, net cash used in operating activities was $5.5 million. The primary factors affecting our operating cash flows during this period were our net loss of $18.5 million, impacted by $22.7 million of non-cash charges, and $9.8 million of cash used by changes in our operating assets and liabilities. The non-cash charges primarily consisted of stock-based compensation, depreciation and amortization, and an adjustment to our battery reserve related to a change in membership benefit offerings. The cash used by changes in our operating assets and liabilities was primarily due to decreases in accounts payable and accrued expenses and other liabilities.
For the six months ended June 30, 2022, net cash used in operating activities was $38.5 million. The primary factors affecting our operating cash flows during this period were our net loss of $58.2 million, impacted by $13.6 million of non-cash charges and $6.1 million of cash provided by changes in our operating assets and liabilities. The non-cash charges primarily consisted of stock-based compensation and depreciation and amortization offset by a gain on revaluation of contingent consideration. The cash provided by changes in our operating assets and liabilities was primarily due to decreases in accounts receivable and prepaid expenses and other assets offset by a decreases in accounts payable and accrued expenses and other liabilities.
Investing Activities
For the six months ended June 30, 2023, net cash used in investing activities was $0.9 million, which primarily relates to the capitalization of internal use software costs in accordance with ASC 350-40, Intangibles - Goodwill and Other, Internal-Use Software.
For the six months ended June 30, 2022, net cash used in investing activities was $113.8 million, which primarily related to cash paid for the Tile Acquisition, net of cash acquired.
Financing Activities
For the six months ended June 30, 2023, net cash used by financing activities was $19.8 million, which primarily relates to the release of funds placed in an indemnity escrow fund for general representations and warranties related to the Tile Acquisition and taxes paid for the net settlement of equity awards offset by proceeds from the exercise of options and repayment of notes due from affiliates.
For the six months ended June 30, 2022, net cash provided by financing activities was $0.3 million, which primarily related to proceeds from the exercise of options, partially offset by taxes paid for related to the net settlement of equity awards.
Obligations and Other Commitments
Our principal commitments consist of obligations under our convertible notes, operating leases for office space, and other purchase commitments. Our obligations under our convertible notes are described in Note 6, “Fair Value Measurements” and Note 9, “Convertible Notes” to our condensed consolidated financial statements. Information regarding our non-cancellable lease and other purchase commitments as of June 30, 2023, can be found in Note 8, “Balance Sheet Components,” and Note 11, “Commitments and Contingencies,” to our condensed consolidated financial statements. As of June 30, 2023, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Critical Accounting Policies and Significant Management Estimates
Our condensed consolidated financial statements are prepared in accordance with GAAP. The preparation of condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. We base our estimates on historical experiences and on various other assumptions we believe to be reasonable under the circumstances. Actual results could differ materially from the estimates made by our management. Our significant accounting policies are discussed in Note 2, “Summary of Significant Accounting Policies” in our Annual Report on Form 10-K. There were no significant changes to these policies during the six months ended June 30, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and foreign currency exchange rates.
Interest Rate Risk
As of June 30, 2023 and December 31, 2022, we had $62.4 million and $75.4 million, respectively, of cash equivalents invested in cash and cash equivalents and money market funds. Our cash and cash equivalents are held for working capital purposes.
As of June 30, 2023 and December 31, 2022, a hypothetical 10% relative change in interest rates would not have a material impact on our consolidated financial statements.
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
Fair Value Risk
As of June 30, 2023 and December 31, 2022, we had $7.5 million and $7.0 million of liabilities that are measured at fair value, respectively. Fair value measurements include significant assumptions that are driven by market conditions and macroeconomic factors at measurement dates. Our consolidated results of operations are therefore subject to market fluctuations and may be affected in the future as a result of these fair value changes.
In September 2021, the Company, in connection with the acquisition of Jiobit, issued convertible notes with a fair value of $11.6 million. The Company will repay one third of the unconverted principal balance plus accrued interest to the holders of such notes, and they may be converted to common stock at any time at a fixed conversion price of $22.50 per share. Interest is accrued at the U.S. Prime rate plus 0.25%. The Company has elected the fair value option and remeasures the September 2021 Convertible Notes at their fair value at each reporting date and reflects the changes in fair value in earnings. Refer to Note 9, “Convertible Notes” to our condensed consolidated financial statements for more information.
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

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023 pursuant to Rule 13a‑15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The term “disclosure controls and procedures” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of material weaknesses in our internal control over financial reporting identified in connection with the preparation and audit of our consolidated financial statements for the year ended December 31, 2022 as discussed below, our disclosure controls and procedures were not effective as of June 30, 2023.
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

Changes in Internal Control over Financial Reporting
Except for the changes intended to remediate the material weaknesses described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three or six months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The information set forth under Note 11, “Commitments and Contingencies,” in the notes to the consolidated financial statements under the caption “Litigation” is incorporated herein by reference.

Item 1A. Risk Factors
Our business is subject to numerous risks and uncertainties. These risks and uncertainties may cause our operations to vary materially from those contemplated by our forward-looking statements. Readers should carefully consider the information in this Form 10-Q in connection with the risk factors disclosed within Item 1A “Risk Factors” in the 2022 Annual Report on Form 10-K, as supplemented by the risk factor previously in our Quarterly Report on Form 10-Q for the period ended March 31, 2023. There have been no material changes to our risk factors from those described in the Quarterly Report on Form 10-Q for the period ended March 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
None.

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	File No.	Filing Date	Exhibit No.

3.1	Amended and Restated Certificate of Incorporation of the Company		10-12G/A	000-56424	July 5, 2022	3.1

3.2	Amended and Restated Bylaws of the Company		10-K	000-56424	March 23, 2023	3.2

10.1	Fourth Amendment to Lease for 1900 S. Norfolk Street, Suite 310, San Mateo, California, dated May 4, 2023, by and between 1900 Atrium Associates, LP and Life360, Inc.	X

10.2	Separation Agreement between Life360, Inc. and CJ Prober	X

10.3	Form of Separation Agreement between Life360, Inc. and CJ Prober		10-Q	000-56424	May 15, 2023	10.1

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) of the Exchange Act.	X

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) of the Exchange Act.	X

32.1*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	Inline XBRL Instance Document	X

101.SCH	Inline XBRL Schema Document	X

101.CAL	Inline XBRL Calculation Linkbase Document	X

101.DEF	Inline XBRL Definition Linkbase Document	X

101.LAB	Inline XBRL Label Linkbase Document	X

101.PRE	Inline XBRL Presentation Linkbase Document	X

104	Cover Page Interactive Data (formatted as Inline XBRL and contained in Exhibit 101)	X

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

LIFE360, INC.

Dated:	August 14, 2023	By:	/s/ Chris Hulls
Chris Hulls

Chief Executive Officer
(Principal Executive Officer)

Dated:	August 14, 2023	By:	/s/ Russell Burke
Russell Burke

Chief Financial Officer
(Principal Financial Officer)