Form 10-Q
period 2023-09-30
Life360, Inc.
filed 2023-11-14
CIK 1581760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No  ☒
As of November 8, 2023, the registrant had 67,711,063 shares of common stock, par value $0.001 per share, including shares underlying all issued and outstanding Chess Depositary Interests (“CDIs”), outstanding.

Life360, Inc.
Form 10-Q for the Quarter Ended September 30, 2023
In this report, unless otherwise stated or the context otherwise indicates, the terms “Life360,” “the Company,” “we,” “us,” “our” and similar references refer to Life360, Inc and its consolidated subsidiaries. The Life360 logo, and other trademarks, trade names or service marks of Life360, Inc. appearing in this Quarterly Report on Form 10-Q are the property of Life360, Inc. All other trademarks, trade names and service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners. Solely for convenience, the trademarks and trade names in this report may be referred to without the ® and ™ symbols, but such references should not be construed as any indicator that their respective owners will not assert their rights thereto.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Life360, Inc.
Condensed Consolidated Balance Sheets
(Dollars in U.S. $, in thousands, except share and per share data)
(unaudited)

	September 30, 2023	December 31, 2022
Assets
Current Assets:
Cash and cash equivalents	$61,848	$75,444
Restricted cash, current	—	13,274
Accounts receivable, net	39,731	33,125
Inventory	10,936	10,826
Costs capitalized to obtain contracts, net	1,082	1,438
Prepaid expenses and other current assets	11,340	8,548
Total current assets	124,937	142,655
Restricted cash, noncurrent	1,809	1,647
Property and equipment, net	800	393
Costs capitalized to obtain contracts, noncurrent	767	626
Prepaid expenses and other assets, noncurrent	6,051	7,134
Operating lease right-of-use asset	1,166	802
Intangible assets, net	47,208	52,699
Goodwill	133,674	133,674
Total Assets	$316,412	$339,630
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$12,902	$13,791
Accrued expenses and other current liabilities	22,580	27,015
Escrow liability	—	13,274
Convertible notes, current ($3,563 and $3,513 measured at fair value, respectively)	3,563	3,513
Deferred revenue, current	33,652	30,056
Total current liabilities	72,697	87,649
Convertible notes, noncurrent ($0 and $3,425 measured at fair value, respectively)	950	4,060
Derivative liability, noncurrent	278	101
Deferred revenue, noncurrent	1,369	2,706
Other liabilities, noncurrent	810	576
Total Liabilities	$76,104	$95,092
Commitments and Contingencies (Note 11)
Stockholders’ Equity
Common Stock, $0.001 par value; 100,000,000 shares authorized as of September 30, 2023 and December 31, 2022; 67,556,092 and 65,239,843 issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	68	67
Additional paid-in capital	522,234	501,763
Notes due from affiliates	—	(314)
Accumulated deficit	(281,997)	(256,972)
Accumulated other comprehensive income (loss)	3	(6)
Total stockholders’ equity	240,308	244,538
Total Liabilities and Stockholders’ Equity	$316,412	$339,630
See accompanying notes to the condensed consolidated financial statements (unaudited).

Life360, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Dollars in U.S. $, in thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Subscription revenue	$56,607	$38,991	$160,998	$107,884
Hardware revenue	15,541	11,676	37,110	28,314
Other revenue	6,476	6,486	19,447	20,769
Total revenue	78,624	57,153	217,555	156,967
Cost of subscription revenue	8,267	7,768	22,700	22,742
Cost of hardware revenue	11,570	9,327	29,732	27,906
Cost of other revenue	902	818	2,625	2,673
Total cost of revenue	20,739	17,913	55,057	53,321
Gross profit	57,885	39,240	162,498	103,646
Operating expenses:
Research and development	24,569	24,569	74,948	77,337
Sales and marketing	25,741	24,228	73,404	70,365
General and administrative	14,082	11,567	39,788	37,643
Total operating expenses	64,392	60,364	188,140	185,345
Loss from operations	(6,507)	(21,124)	(25,642)	(81,699)
Other income (expense):
Convertible notes fair value adjustment	(604)	(232)	(798)	1,875
Derivative liability fair value adjustment	63	(145)	(177)	1,183
Other income (expense), net	337	455	1,797	(601)
Total other income (expense), net	(204)	78	822	2,457
Loss before income taxes	(6,711)	(21,046)	(24,820)	(79,242)
Provision for (benefit from) income taxes	(170)	73	205	84
Net loss	$(6,541)	$(21,119)	$(25,025)	$(79,326)
Net loss per share, basic and diluted	$(0.10)	$(0.34)	$(0.38)	$(1.28)
Weighted-average shares used in computing net loss per share, basic and diluted	67,091,993	62,173,588	66,389,483	61,753,532
Comprehensive loss
Net loss	$(6,541)	$(21,119)	$(25,025)	$(79,326)
Change in foreign currency translation adjustment	(17)	(29)	9	(14)
Total comprehensive loss	$(6,558)	$(21,148)	$(25,016)	$(79,340)
See accompanying notes to the condensed consolidated financial statements (unaudited).

Life360, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Dollars in U.S. $, in thousands, except share and per share data)
(unaudited)

	Common Stock		Additional Paid-In Capital	Notes Due from Affiliates	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	65,239,843	$67	$501,763	$(314)	$(256,972)	$(6)	$244,538
Exercise of stock options	185,073	—	714	—	—	—	714
Vesting of restricted stock units	870,915	1	(1)	—	—	—	—
Taxes paid related to net settlement of equity awards	—	—	(5,731)	—	—	—	(5,731)
Repayment of notes due from affiliate	—	—	77	314	—	—	391
Stock-based compensation expense	—	—	8,955	—	—	—	8,955
Change in foreign currency translation adjustment	—	—	—	—	—	24	24
Net loss	—	—	—	—	(14,071)	—	(14,071)
Balance at March 31, 2023	66,295,831	$68	$505,777	$—	$(271,043)	$18	$234,820
Exercise of stock options	146,056	—	855	—	—	—	855
Vesting of restricted stock units	389,550	—	—	—	—	—	—
Taxes paid related to net settlement of equity awards	—	—	(2,820)	—	—	—	(2,820)
Stock-based compensation expense	—	—	9,269	—	—	—	9,269
Change in foreign currency translation adjustment	—	—	—	—	—	2	2
Net loss	—	—	—	—	(4,413)	—	(4,413)
Balance at June 30, 2023	66,831,437	$68	$513,081	$—	$(275,456)	$20	$237,713
Exercise of stock options	378,907	—	2,540	—	—	—	2,540
Vesting of restricted stock units	345,748	—	—	—	—	—	—
Taxes paid related to net settlement of equity awards	—	—	(2,841)	—	—	—	(2,841)
Stock-based compensation expense	—	—	9,454	—	—	—	9,454
Change in foreign currency translation adjustment	—	—	—	—	—	(17)	(17)
Net loss	—	—	—	—	(6,541)	—	(6,541)
Balance at September 30, 2023	67,556,092	$68	$522,234	$—	$(281,997)	$3	$240,308

Life360, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Dollars in U.S. $, in thousands, except share and per share data)
(unaudited)

	Common Stock		Additional Paid-In Capital	Notes Due from Affiliates	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	60,221,799	$61	$416,278	$(951)	$(165,343)	$—	$250,045
Exercise of stock options	277,995	—	1,508	—	—	—	1,508
Exercise of warrants	66,892	—	—	—	—	—	—
Vesting of restricted stock units	124,059	—	—	—	—	—	—
Taxes paid related to net settlement of equity awards	—	—	(716)	—	—	—	(716)
Issuance of common stock in connection with an acquisition	779,032	1	15,408	—	—	—	15,409
Issuance of common stock	—	—	85	—	—	—	85
Stock-based compensation expense	—	—	6,095	—	—	—	6,095
Interest accrued relating to notes due from affiliates	—	—	—	(5)	—	—	(5)
Change in foreign currency translation adjustment	—	—	—	—	—	29	29
Net loss	—	—	—	—	(25,222)	—	(25,222)
Balance at March 31, 2022	61,469,777	$62	$438,658	$(956)	$(190,565)	$29	$247,228
Exercise of stock options	56,583	—	258	—	—	—	258
Exercise of warrants	20,903	—	1	—	—	—	1
Vesting of restricted stock units	179,118	—	—	—	—	—	—
Taxes paid related to net settlement of equity awards	—	—	(778)	—	—	—	(778)
Stock-based compensation expense	—	—	10,429	—	—	—	10,429
Interest accrued relating to notes due from affiliates	—	—	—	(3)	—	—	(3)
Repayment of notes due from affiliates	—	—	648	648	—	—	1,296
Issuance of common stock in settlement of contingent consideration	360,724	—	4,221	—	—	—	4,221
Change in foreign currency translation adjustment	—	—	—	—	—	(14)	(14)
Net loss	—	—	—	—	(32,985)	—	(32,985)
Balance at June 30, 2022	62,087,105	$62	$453,437	$(311)	$(223,550)	$15	$229,653
Exercise of stock options	58,800	—	228	—	—	—	228
Vesting of restricted stock units	214,522	—	—	—	—	—	—
Taxes paid related to net settlement of equity awards	—	—	(1,233)	—	—	—	(1,233)
Stock-based compensation expense	—	—	7,963	—	—	—	7,963
Interest accrued relating to notes due from affiliates	—	—	—	(1)	—	—	(1)
Cancellation of revesting stock	(75,920)	—	—	—	—	—	—
Change in foreign currency translation adjustment	—	—	—	—	—	(29)	(29)
Net loss	—	—	—	—	(21,119)	—	(21,119)
Balance at September 30, 2022	62,284,507	$62	$460,395	$(312)	$(244,669)	$(14)	$215,462
See accompanying notes to the condensed consolidated financial statements (unaudited).

Life360, Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in U.S. $, in thousands)
(unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(25,025)	$(79,326)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,844	6,831
Amortization of costs capitalized to obtain contracts	1,782	2,419
Amortization of operating lease right-of-use asset	690	—
Stock-based compensation expense	27,678	24,487
Compensation expense in connection with revesting notes	73	(100)
Non-cash interest expense, net	331	345
Convertible notes fair value adjustment	798	(1,875)
Derivative liability fair value adjustment	177	(1,183)
Gain on revaluation of contingent consideration	—	(5,279)
Non-cash revenue from affiliate	(1,489)	(1,008)
Inventory write-off	916	—
Adjustment in connection with membership benefit (Note 8)	(2,172)	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(6,606)	16,412
Prepaid expenses and other assets	(2,036)	7,216
Inventory	(1,026)	(4,877)
Costs capitalized to obtain contracts, net	(1,567)	(2,777)
Accounts payable	(889)	(13,867)
Accrued expenses and other liabilities	(3,163)	(5,345)
Deferred revenue	3,748	2,410
Other liabilities, noncurrent	(498)	620
Net cash used in operating activities	(1,434)	(54,897)
Cash Flows from Investing Activities:
Cash paid for acquisitions, net of cash acquired	—	(113,401)
Internal use software	(1,232)	(701)
Purchase of property and equipment	(26)	—
Net cash used in investing activities	(1,258)	(114,102)
Cash Flows from Financing Activities:
Indemnity escrow payment in connection with an acquisition	(13,128)	—
Proceeds from the exercise of options	4,109	1,994
Taxes paid related to net settlement of equity awards	(11,392)	(2,727)
Proceeds from repayment of notes due from affiliates	314	648
Issuance of common stock	—	85
Repayment of convertible notes	(3,919)	(3,471)
Net cash used in financing activities	(24,016)	(3,471)
Net Decrease in Cash, Cash Equivalents, and Restricted Cash	(26,708)	(172,470)

Life360, Inc.

Cash, Cash Equivalents and Restricted Cash at the Beginning of the Period	90,365	231,345
Cash, Cash Equivalents, and Restricted Cash at the End of the Period	$63,657	$58,875

Supplemental disclosure:
Cash paid during the period for taxes	$538	$—
Cash paid during the period for interest	640	518

Non-cash investing and financing activities:
Fair value of stock issued in connection with an acquisition	$—	$15,409
Fair value of warrants held as investment in affiliate	—	5,474
Fair value of stock issued in settlement of contingent consideration	—	4,221
Right of use asset recognized in connection with lease modification	1,054	—
Operating lease liability recognized in connection with lease modification	1,054	—
Total non-cash investing and financing activities	$2,108	$25,104
The following table presents the cash, cash equivalents, and restricted cash reported within the balance sheets totaling the same such amounts shown above:

	September 30, 2023	September 30, 2022
Cash and cash equivalents	$61,848	$43,964
Restricted cash	1,809	14,911
Total cash, cash equivalents, and restricted cash	$63,657	$58,875
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
On January 12, 2023, the Company announced a workforce restructure which resulted in a reduction of the Company’s workforce of approximately 14%. The Company incurred $0.2 million and $4.0 million in non-recurring personnel and severance related expenses in connection with the restructure during the three and nine months ended September 30, 2023, respectively. As of September 30, 2023, all expenses incurred had been paid.
The restructuring costs are recognized in the condensed consolidated statements of operations for the three and nine months ended September 30, 2023 as follows (in thousands):

	Personnel and Severance Related Expenses
	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Cost of subscription revenue	$—	$64
Cost of hardware revenue	—	94
Research and development	—	1,878
Sales and marketing	75	826
General and administrative	163	1,108
Total	$238	$3,970
2. Summary of Significant Accounting Policies
Included below are select significant accounting policies. Refer to Note 2, "Summary of Significant Accounting Policies" in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 23, 2023 for a full list of our significant accounting policies.
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

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables set forth the information about the Company’s channel and retail partners who represented greater than 10% of its revenue or accounts receivable, respectively:

	Percentage of Revenue
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Channel Partner A	51%	50%	54%	48%
Channel Partner B	17%	16%	16%	15%
Retail Partner A	*	*	*	10%
Data Partner A	*	11%	*	*
*    Represents less than 10%

	Percentage of Gross Accounts Receivable
	As of September 30,	As of December 31,
	2023	2022
Channel Partner A	52%	33%
Channel Partner B	10%	*
Data Partner A	*	11%
Retail Partner A	13%	23%
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
Restricted Cash
Deposits of $1.8 million and $14.9 million were restricted from withdrawal as of September 30, 2023 and December 31, 2022, respectively. In April 2023, the Company released and paid $13.1 million of restricted cash which was previously held in indemnity escrow as part of the acquisition of Tile in January 2022 (the “Tile Acquisition”) for general representations and warranties, fifteen months after the acquisition date.
The restricted cash, noncurrent balance of $1.8 million as of September 30, 2023 relates to cash deposits restricted under letters of credit issued on behalf of the Company in support of indebtedness to trade creditors incurred in the ordinary course of business. The restricted cash, noncurrent balance of $1.6 million as of December 31, 2022 relates to funds placed in an indemnity escrow fund after the acquisition of Jiobit, and facility lease agreements.

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

3. Segment and Geographic Revenue
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
Revenue by geographic region is generally based on the address of the customer as defined in the contract with the customer. The following table sets forth revenue by geographic region for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
North America	$69,624	$52,041	$193,966	$141,352
Europe, Middle East and Africa	5,379	2,264	13,834	8,843
Other international regions	3,621	2,848	9,755	6,772
Total revenue	$78,624	$57,153	$217,555	$156,967
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
During the three and nine months ended September 30, 2023, the Company recognized revenue of $3.5 million and $23.4 million, respectively, that was included in the deferred revenue balance at December 31, 2022. During the three and nine months ended September 30, 2022, the Company recognized revenue of $2.0 million and $13.2 million, respectively, that was included in deferred revenue balance at December 31, 2021.
Remaining performance obligations represent the amount of contracted future revenue not yet recognized as the amounts relate to undelivered performance obligations, including both deferred revenue and non-cancelable contracted amounts that will be invoiced and recognized as revenue in future periods.
Revenue expected to be recognized from remaining performance obligations was $35.0 million as of September 30, 2023, of which the Company expects $33.7 million to be recognized over the next twelve months.
5. Costs Capitalized to Obtain Contracts
The Company recognizes as an asset the incremental costs of obtaining a contract with a customer if the entity expects to recover those costs. The Company determined that its costs to obtain contracts were both direct and incremental. These costs are attributable to the Company’s largest channel partners.
Costs of obtaining new revenue contracts are deferred and then amortized on a straight-line basis over the related period of benefit, which is three years for the three and nine months ended September 30, 2023 and approximately two years to three years depending on the subscription type for the three and nine months ended September 30, 2022.

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table represents a roll forward of the Company’s costs capitalized to obtain contracts, net (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Capitalized costs to obtain contracts, beginning of period	$2,194	$1,776	$2,064	$1,649
Acquired costs capitalized to obtain contracts	—	—	—	1,184
Additions to capitalized costs to obtain contracts	573	979	1,567	1,593
Amortization of capitalized costs to obtain contracts	(918)	(748)	(1,782)	(2,419)
Capitalized costs to obtain contracts, end of period	$1,849	$2,007	$1,849	$2,007
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
The Company measures and reports certain assets and liabilities at fair value on a recurring basis.
The fair value of these assets and liabilities as of September 30, 2023 and December 31, 2022 are classified as follows (in thousands):

	As of September 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$41,430	$—	$—	$41,430
Total assets	$41,430	$—	$—	$41,430
Liabilities:
Derivative liability (Note 10)	$—	$—	$278	$278
Convertible notes (Note 9)	—	—	3,563	3,563
Total liabilities	$—	$—	$3,841	$3,841

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$61,227	$—	$—	$61,227
Total assets	$61,227	$—	$—	$61,227
Liabilities:
Derivative liability (Note 10)	$—	$—	$101	$101
Convertible notes (Note 9)	—	—	6,938	6,938
Total liabilities	$—	$—	$7,039	$7,039
The change in fair value of the Level 3 instruments were as follows (in thousands):

	As of September 30, 2023
	Derivative liability (Note 10)	Convertible notes (Note 9)
Fair value, beginning of the year	$101	$6,938
Vesting of revesting notes	—	72
Changes in fair value	177	798
Forfeiture of convertible notes	—	(326)
Repayment of convertible notes (Note 9)	—	(3,919)
Fair value, end of period	$278	$3,563

	As of December 31, 2022
	Derivative liability (Note 10)	Convertible notes (Note 9)	Contingent consideration
Fair value, beginning of the year	$1,396	$12,293	$9,500
Vesting of revesting notes	—	137	—
Forfeiture of revesting notes	—	(235)	—
Repayment of convertible notes (Note 9)	—	(3,471)	—
Changes in fair value	(1,295)	(1,786)	(5,279)
Issuance of common stock in settlement of contingent consideration	—	—	(4,221)
Fair value, end of period	$101	$6,938	$—
For the three and nine months ended September 30, 2023, the Company recorded a gain associated with the change in fair value of the derivative liability of $0.1 million and a loss of $0.2 million, respectively. For the three and nine months ended September 30, 2023, the Company recorded a loss associated with the change in fair value of the convertible notes of $0.6 million and $0.8 million, respectively. For the year ended December 31, 2022, the Company recorded a gain associated with the change in fair value of the derivative liability and the change in fair value of the convertible notes of $1.3 million and $1.8 million, respectively. The amounts have been recorded in other income (expense), net in the condensed consolidated statements of operations and comprehensive loss.
For the year ended December 31, 2022, the Company recorded a gain associated with the change in fair value of the contingent consideration of $5.3 million. The amounts have been recorded in general and administrative expense in the condensed consolidated statements of operations and comprehensive loss.
For the three and nine months ended September 30, 2022, the Company recorded a loss associated with the change in fair value of the derivative liability of $0.1 million and a gain of $1.2 million, respectively. For the three and nine months ended September 30, 2022, the Company recorded a loss associated with the change in fair value of the convertible notes of $0.2 million and a gain of $1.9 million, respectively. The amounts have been recorded in other income (expense), net in the condensed consolidated statements of operations and comprehensive loss.

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

For the three and nine months ended September 30, 2022, the Company recorded a gain associated with the change in fair value of the contingent consideration of zero and $5.3 million, respectively. The amounts have been recorded in general and administrative expense in the condensed consolidated statements of operations and comprehensive loss.
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
A total of $35.0 million was excluded from purchase consideration which consisted of retention compensation of 1,499,349 shares of restricted stock units valued at $29.6 million, $0.4 million related to 38,730 vested common stock options issued to Tile employees as stock-based compensation on the acquisition date and change in control bonuses of $3.0 million, which were recognized as compensation expense on the condensed consolidated statements of operations on the acquisition date. The Company incurred transaction related expenses of $1.7 million, which were recorded under general and administrative expenses in the condensed consolidated statements of operations. The remaining costs excluded from purchase consideration related to 1,561 shares granted to a key employee and vest based on continued employment, and 4,784 shares of contingent consideration granted to a key employee, which also vest based on continued employment.
Of the 1,499,349 shares of retention restricted stock units, 787,446 shares valued at $15.6 million contained performance vesting criteria based on the achievement of certain company milestones, and vest over a two year period. The remaining retention restricted stock units of 711,903 shares vest over a two to four year period. In March 2022, it was determined that the performance criteria was not met so the 787,446 shares of retention restricted stock units subject to performance vesting criteria were cancelled.
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

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

8. Balance Sheet Components
Accounts receivable, net

Accounts receivable, net consists of the following (in thousands):

	As of September 30,	As of December 31,
	2023	2022
Accounts receivable	$39,825	$33,219
Allowance for doubtful accounts	(94)	(94)
Accounts receivable, net	$39,731	$33,125
Inventory
Inventory consists of the following (in thousands):

	As of September 30,	As of December 31,
	2023	2022
Raw materials	$1,215	$3,063
Finished goods	9,721	7,763
Total inventory	$10,936	$10,826
The Company recorded a raw materials inventory write-off of $0.9 million for the nine months ended September 30, 2023. The write-off resulted from a decision made during the three months ended March 31, 2023 to discontinue a product line in the Company’s product roadmap. The raw materials have no alternative use and have been fully written off for the nine months ended September 30, 2023. There were no additional inventory write-offs for the three months ended September 30, 2023, and there were no inventory write-offs recorded for the three and nine months ended September 30, 2022.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	As of September 30,	As of December 31,
	2023	2022
Prepaid expenses	$10,520	$6,925
Other receivables	820	1,623
Total prepaid expenses and other current assets	$11,340	$8,548
Prepaid expenses primarily consist of certain cloud platform and customer service program costs. Other receivables primarily consist of refunds owed to the Company and other amounts which the Company is expected to receive in less than twelve months.

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Property and Equipment, net
Property and equipment, net consists of the following (in thousands):

	As of September 30,	As of December 31,
	2023	2022
Computer equipment	$275	$276
Leasehold improvements	100	100
Production manufacturing equipment	839	624
Construction in progress	314	—
Furniture and fixtures	9	9
Total property and equipment, gross	1,537	1,009
Less: accumulated depreciation	(737)	(616)
Total property and equipment, net	$800	$393
For the three and nine months ended September 30, 2023, depreciation expense was $46 thousand and $123 thousand, respectively, and for the three and nine months ended September 30, 2022, depreciation expense was $0.1 million and $0.3 million, respectively.
There was no impairment of property and equipment or long-lived assets recognized during the three and nine months ended September 30, 2023 or September 30, 2022.
Prepaid Expenses and Other Assets, noncurrent
Prepaid expenses and other assets, noncurrent consist of the following (in thousands):

	As of September 30,	As of December 31,
	2023	2022
Prepaid expenses, noncurrent	$556	$1,524
Investment in affiliate	5,474	5,474
Other assets	21	136
Total prepaid expenses and other assets, noncurrent	$6,051	$7,134
Prepaid expenses, noncurrent primarily consist of cloud platform costs. Investment in affiliate relates to warrants to purchase shares of preferred stock of a current Data Revenue Partner.
Leases
The Company leases office space under various non-cancelable operating leases with remaining lease terms of up to 3.0 years, some of which include the option to extend the lease. In May 2023, the Company amended its lease agreement for its headquarter office space located in San Mateo, California. The amendment extended the lease term to November 2026, reduced the Company’s leased office space and reduced the monthly lease payments. As a result, the associated right-of-use asset and lease liability were remeasured and the right-of-use asset and lease liability increased by $1.1 million and $1.1 million, respectively, upon the remeasurement date.
The Company did not have any finance leases as of September 30, 2023 or December 31, 2022.

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The components of lease expense are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease cost (1)	$253	$602	$748	1,796
(1)    Amounts include short-term leases, which are immaterial.
For the three and nine months ended September 30, 2023, payments for operating leases included in cash from operating activities were $0.2 million and $0.7 million, respectively. For the three and nine months ended September 30, 2022, payments for operating leases included in cash from operating activities were $0.6 million and $1.8 million, respectively.
Supplemental balance sheet information related to leases is as follows (in thousands, except lease term):

	As of September 30,	As of December 31,
	2023	2022
Operating lease right-of-use asset	$1,166	$802
Operating lease liability, current (included in accrued expenses and other current liabilities)	369	813
Operating lease liability, noncurrent (included in other liabilities, noncurrent)	810	—
Weighted-average remaining term for operating lease (in years)	3.1	0.8
The weighted-average discount rate used to measure the present value of the operating lease liabilities was 5.0%.
Maturities of the Company’s operating lease liabilities, which do not include short-term leases, as of September 30, 2023 were as follows (in thousands):

Operating leases
Remainder of 2023	$135
2024	379
2025	390
2026	366
Less imputed interest	(91)
Total operating lease liability	$1,179

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Goodwill and Intangible Assets, net
Intangible assets, net consists of the following (in thousands):

	As of September 30 2023,
	Gross	Accumulated Amortization	Net
Trade name	$23,380	$(4,177)	$19,203
Technology	22,430	(8,070)	14,360
Customer relationships	15,290	(3,310)	11,980
Internal use software	1,933	(268)	1,665
Total	$63,033	$(15,825)	$47,208

	As of December 31 2022,
	Gross	Accumulated Amortization	Net
Trade name	$23,380	$(2,424)	$20,956
Technology	22,430	(4,705)	17,725
Customer relationships	15,290	(1,895)	13,395
Internal use software	701	(78)	623
Total	$61,801	$(9,102)	$52,699
For the three and nine months ended September 30, 2023, the Company capitalized $0.4 million and $1.2 million in internal use software, respectively. For the three and nine months ended September 30, 2022, the Company capitalized $0.3 million and $0.7 million in internal use software, respectively.
For the three and nine months ended September 30, 2023, amortization expense was $2.2 million and $6.7 million, respectively. For the three and nine months ended September 30, 2022, amortization expense was $2.2 million and $6.5 million, respectively.
During the three and nine months ended September 30, 2023 and 2022, there was no impairment of intangible assets recorded.
As of September 30, 2023, estimated remaining amortization expense for intangible assets by fiscal year is as follows (in thousands):

Amount
Remainder of 2023	$2,321
2024	9,336
2025	9,256
2026	8,701
2027 and Beyond	17,594
Total future amortization expense	$47,208

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The weighted-average remaining useful lives of the Company’s acquired intangible assets are as follows:

Weighted-Average Remaining Useful Life
	As of September 30,	As of December 31,
	2023	2022
Trade name	8.2 years	9.0 years
Technology	3.2 years	3.9 years
Customer relationships	6.4 years	7.1 years
Internal use software	2.6 years	2.8 years
As of September 30, 2023 and December 31, 2022, goodwill was $133.7 million. No goodwill impairment was recorded during the three and nine months ended September 30, 2023 or the three and nine months ended September 30, 2022.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other liabilities consist of the following (in thousands):

	As of September 30,	As of December 31,
	2023	2022
Accrued vendor expenses	$10,240	$4,868
Accrued compensation	2,872	3,900
Customer related promotions and discounts	4,668	10,871
Operating lease liability	369	813
Sales return reserves	2,159	2,952
Other current liabilities	2,272	3,611
Total accrued expenses and other current liabilities	$22,580	$27,015
Other current liabilities primarily relate to inventory received not yet billed and sales taxes payable, as of September 30, 2023, and inventory received not yet billed, sales taxes payable, and warranty reserves as of December 31, 2022. During the nine months ended September 30, 2023, the Company recorded a $2.2 million decrease to outstanding warranty liabilities and a corresponding reduction in product costs recorded to cost of revenue in connection with the discontinuation of certain battery related membership benefits.
Escrow Liability
The escrow liability as of December 31, 2022 related to restricted cash associated with the Tile Acquisition of $13.1 million, and the acquisition of Jiobit (the “Jiobit Acquisition”) of $0.2 million, placed in an indemnity escrow fund to be held for fifteen months and eighteen months, respectively, after the acquisition date for general representations and warranties. The initial balances were included within total consideration transferred. As of September 30, 2023, all escrow liabilities had been released and paid as scheduled.
Other Liabilities, noncurrent
Other liabilities, noncurrent consist of the following (in thousands):

	As of September 30,	As of December 31,
	2023	2022
Deposit liabilities	$—	$78
Other liabilities, noncurrent	—	498
Operating lease liability	810	—
Total other liabilities, noncurrent	$810	$576

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

As of September 30, 2023 the unamortized amount and net carrying value of the July 2021 Convertible Notes is $1.2 million and $0.9 million, respectively. The amount by which the July 2021 Convertible Notes if-converted value exceeds its principal is $0.7 million as of September 30, 2023.

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
For the three and nine months ended September 30, 2023 and September 30, 2022, the Company recognized a total of $0.1 million and $0.3 million, respectively, in non-cash interest expense related to the July 2021 Convertible Notes.

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

	As of September 30,	As of December 31,	As of September 1,
	2023	2022	2021
Principal	$3,365	$6,730	$11,206
Interest rate	8.2%	6.6%	4.5%
Common stock fair value per share	16.08	9.94	20.49
Conversion price per share	22.50	22.50	22.50
Risk-free interest rate	5.38%	4.50%	0.45%
Time to exercise (in years)	0.9	1.7	3.0
Volatility	45%	53%	37%
Annual dividend yield	0%	0%	0%
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
The Company records the Revesting Notes at fair value and will remeasure the Revesting Notes at fair value on each reporting date. As the Revesting Notes vest, the changes in fair value are recorded as general and administrative expense with a corresponding entry to convertibles notes. The estimated fair value of the Revesting Notes is determined using a combination of the present value of the Revesting Notes cash flows and the Black-Scholes option pricing model. The terms of the Revesting Notes are consistent with the terms of the September 2021 Convertible Notes. For the three and nine months ended September 30, 2023, the Company recorded zero and $0.1 million, respectively, and for the three and nine months ended September 30, 2022, the Company recorded $13 thousand and $0.2 million, respectively, to compensation expense included in general and administrative expense related to the changes in fair value of the Revesting Notes.

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Convertible notes, current and noncurrent consist of the following (in thousands):

	As of September 30,	As of December 31,
	2023	2022
Convertible notes, current:
September 2021 Convertible Notes	$3,563	$3,455
Revesting Notes	—	58
Convertible notes, noncurrent:
July 2021 Convertible Notes	950	635
September 2021 Convertible Notes	—	3,396
Revesting Notes	—	29
Total convertible notes	$4,513	$7,573
The contractual future principal payments for all convertible notes as of September 30, 2023 were as follows (in thousands):

Amount
Remainder of 2023	$—
2024	3,365
2025	—
2026	2,110
Total principal outstanding	$5,475
Fair value adjustment	(962)
Total convertible notes	$4,513
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
Upon the issuance of the convertible notes, the Company recorded a derivative liability of $0.7 million at fair value using inputs classified as Level 3 in the fair value hierarchy. As of September 30, 2023 and December 31, 2022, the fair value of the derivative liability was $0.3 million and $0.1 million, respectively. Refer to Note 6, "Fair Value Measurements," for further details.
11. Commitments and Contingencies
Purchase Commitments
The Company has certain commitments from outstanding purchase orders primarily related to technology support, marketing and branding and professional services. These agreements, which total $152.7 million as of September 30, 2023 and $138.9 million as of December 31, 2022, are predominantly non-cancellable and expected to be paid through 2027.

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
On March 12, 2019, a former alleged competitor of Tile, Cellwitch, Inc, filed a patent infringement claim against Tile in the U.S. District Court, Northern District of California (“Court”), seeking permanent injunction and damages. On December 18, 2019, Tile filed an inter partes review petition with the Patent Trial and Appeal Board (“PTAB”) challenging the validity of the patent. On May 13, 2021, the PTAB issued a Final Written Decision on Tile’s inter partes review petition (the “Final Written Decision”), finding a majority of the claims invalid. The Final Written Decision was affirmed by the U.S. Court of Appeals for the Federal Circuit on May 13, 2022. The case is currently in trial court and a settlement conference took place on June 6, 2023, however no conclusions were reached and we continue to actively defend against this claim.
A purported class action (E.S. v. Life360, Inc.) alleging a single cause of action for unjust enrichment was filed against Life360 on January 12, 2023, seeking equitable relief purportedly arising out of Life360’s historic data sales. Plaintiff dismissed these claims on November 3, 2023.
We are able to reasonably estimate the loss with regards to the E.S. v Life360, Inc. case. As a result, an immaterial litigation reserve has been recorded on our condensed consolidated balance sheets as of September 30, 2023. No litigation reserve was recorded on our condensed consolidated balance sheets as of December 31, 2022.
12. Common Stock
As of September 30, 2023 and December 31, 2022, the Company was authorized to issue up to 100,000,000 shares of par value $0.001 per share common stock.
The Company has also issued shares of common stock as a result of stock option exercises throughout its existence. Common stockholders are entitled to dividends when and if declared by the Board of Directors subject to the prior rights of the preferred stockholders. The holder of each share of common stock is entitled to one vote. The common stockholders voting as a class are entitled to elect the members to the Company’s Board of Directors. No dividends have been declared in the Company’s existence.

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company has the following potentially outstanding common stock reserved for issuance:

	As of September 30,	As of December 31,
	2023	2022
Issuances under stock incentive plan	6,971,398	8,180,840
Issuances upon exercise of common stock warrants	137,658	137,658
Issuances upon vesting of restricted stock units	5,518,647	6,779,892
Issuances of convertible notes	325,981	516,758
Shares reserved for shares available to be granted but not granted yet	3,812,739	396,347
	16,766,423	16,011,495
13. Warrants
As of September 30, 2023 and December 31, 2022, the Company had outstanding warrants to purchase 137,658 and 137,658 shares of Company common stock, respectively, with exercise prices ranging from $2.28 to $11.96 and expiry dates ranging from 2024 to 2026. Refer to Note 9, "Convertible Notes" for further details.
14. Equity Incentive Plan
2011 Equity Incentive Plan
The Company’s equity incentive plan allows the Company to grant restricted stock units, restricted stock and stock options to employees and consultants of the Company and any of the Company’s parent, subsidiaries, or affiliates, and to the members of the Board of Directors.
The following summary of stock option activity for the periods presented is as follows (in thousands, except share and per share data):

	Number of Shares Underlying Outstanding Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Balance as of December 31, 2022	8,180,840	$7.05	5.61	$40,827
Options granted	—	—
Options exercised	(710,074)	5.68
Options cancelled/forfeited	(499,368)	13.44
Balance as of September 30, 2023	6,971,398	6.71	4.96	67,119
Exercisable as of September 30, 2023	5,546,645	$5.49	4.93	$60,149
As of September 30, 2023, there was total unrecognized compensation cost for outstanding stock options of $5.2 million to be recognized over a period of approximately 2.1 years.
The following summary of Restricted Stock Units (RSU) activity for the periods presented is as follows:

	Number of Shares	Weighted average grant date fair value
Balance as of December 31, 2022	6,779,892	$11.58
RSU granted	2,397,002	11.68
RSU vested and settled	(2,562,548)	12.21
RSU cancelled/forfeited	(1,095,699)	11.81
Balance as of September 30, 2023	5,518,647	$11.80

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

As of September 30, 2023, there was unrecognized compensation cost for outstanding restricted stock units of $49.8 million to be recognized over a period of approximately 2.5 years.
The number of RSUs vested and settled includes shares of common stock that the Company withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements.
Stock-based Compensation
Stock-based compensation expense was allocated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of revenue
Subscription costs	$151	$117	$429	$553
Hardware costs	266	127	715	409
Other costs	10	67	32	170
Total cost of revenue	427	311	1,176	1,132
Research and development	5,477	4,222	15,563	13,133
Sales and marketing	725	935	2,212	3,106
General and administrative	2,825	2,495	8,727	7,116
Total stock-based compensation expense	$9,454	$7,963	$27,678	$24,487
There were no capitalized stock-based compensation costs or recognized stock-based compensation tax benefits during the three and nine months ended September 30, 2023 or the year ended December 31, 2022, respectively.
Equity Awards Issued in Connection with Business Combinations
Jio, Inc.
In connection with the Jiobit Acquisition in September 2021, the Company issued 91,217 shares of restricted common stock with an aggregate fair value of $1.9 million to be recognized as post combination stock-based compensation ratably with continuous employment of certain employees over a 3 year period.
In January 2023, a key employee of the Jiobit Acquisition terminated employment with the Company. As part of such employee’s separation agreement, the Company recorded $0.2 million to compensation included in general and administrative expense related to their Revesting Stock. As of September 30, 2023 and December 31, 2022, there was zero and $0.2 million of unrecognized compensation expense, respectively, related to this restricted common stock which is expected to be recognized over the remaining weighted average life of zero years and 1.7 years, respectively.
Additionally, the Company granted 43,083 service-based stock options under the Plan to certain Jiobit employees with an aggregate fair value of $0.5 million which vests ratably over the requisite service period. As of September 30, 2023, there was $0.1 million of unrecognized compensation expense related to unvested assumed stock options, which is expected to be recognized over the remaining weighted average life of 1.2 years. As of December 31, 2022, there was $0.2 million of unrecognized compensation expense related to unvested assumed stock options, which is expected to be recognized over the remaining weighted average life of 1.8 years.

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Tile, Inc.
In connection with the Tile Acquisition in January 2022, the Company issued 1,499,349 shares of retention restricted stock units with an aggregate fair value of $29.6 million. Of the 1,499,349 shares of retention restricted stock units, 787,446 shares valued at $15.6 million contained performance vesting criteria based on the achievement of certain company milestones during the three months ended March 31, 2022, and vest over a two year period. As of March 31, 2022, the vesting criteria had not been met and all 787,446 restricted stock units were forfeited. The remaining 711,903 retention restricted stock units vest over a two to four year period. As of September 30, 2023, there was $1.6 million of unrecognized compensation expense related to the retention restricted stock units which is expected to be recognized over the remaining weighted average life of 1.2 years.
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
A total of 1,561 shares of common stock with an aggregate fair value of $31 thousand were issued to a key employee, the vesting of which is subject to continued employment over a 30-month period. As of September 30, 2023, there was $9 thousand of unrecognized compensation expense related to unvested restricted stock units which is expected to be recognized over the remaining 0.8 years.
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
For the three and nine months ended September 30, 2023, the Company recorded a benefit from income taxes of $0.2 million and a provision for income taxes of $0.2 million, respectively. For the three and nine months ended September 30, 2022, the Company recorded a provision for income taxes of $73 thousand and $84 thousand, respectively.
In accordance with the Tax Cuts and Jobs Act of 2017, research and experimental (R&E) expenses under Internal Revenue Code Section 174 are required to be capitalized beginning in 2022. R&E expenses are required to be amortized over a period of five years for domestic expenses and fifteen years for foreign expenses. The Company has capitalized R&E expenditures in its income tax provision as a result. Accordingly, in the three and nine months ended September 30, 2023, the Company recorded a state income tax benefit of $0.2 million and a state income tax expense of $0.2 million, respectively, primarily due to state conformity to Internal Revenue Code Section 174.
In accordance with ASC 805, a change in the acquirer’s valuation allowance that stems from a business combination should be recognized as an element of the acquirer’s income tax expense or benefit in the period of acquisition. Accordingly, in the three and nine months ended September 30, 2022, the Company recorded a provisional zero and $96 thousand partial release of its valuation allowance and a corresponding income tax benefit stemming from the Tile Acquisition, respectively. The benefit was offset by the state income taxes for the three and nine months ended September 30, 2022

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

16. Related-Party Transactions
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
The Company accounted for the 2016 partially secured loan as consideration received for the exercise of the related equity award, because even after the original options are exercised or the shares are purchased, an employee could decide not to repay the loan if the value of the shares declines below the outstanding loan amount and could instead choose to return the shares in satisfaction of the loan. The result would be similar to an employee electing not to exercise an option whose exercise price exceeds the current share price. When shares are exchanged for a partially secured loan, the principal and interest are viewed as part of the exercise price of the “option” and no interest income is recognized. Additionally, compensation cost is recognized over any requisite service period, with an offsetting credit to additional paid-in capital. Periodic principal and interest payments, if any, are treated as deposit liabilities until the note is paid off, at which time, the note balance is settled and the deposit liability balance is transferred to additional paid-in capital. All promissory notes issued to the Chief Executive Officer and Chief Operating Officer were repaid as of June 2022. During the three months ended March 31, 2023, the Company received proceeds from the repayment of the partially secured loan that remained outstanding of $0.3 million. As of September 30, 2023 and December 31, 2022, the Company had deposit liability balances of zero and $0.3 million, respectively, in connection with the 2016 partially secured loan and other early exercises of equity awards. Principal amounts due under the 2016 partially secured loan are included in Notes Due From Affiliates as a reduction in stockholders’ equity on the consolidated balance sheets.
17. Net Loss Per Share
The following table presents the calculation of basic and diluted net loss per share (in thousands except share and per share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(6,541)	$(21,119)	$(25,025)	$(79,326)
Weighted-average shares used in computing net loss per share, basic and diluted	67,091,993	62,173,588	66,389,483	61,753,532
Net loss per share, basic and diluted	$(0.10)	$(0.34)	$(0.38)	$(1.28)

The potential shares of common stock that were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive are as follows:

	As of September 30,	As of September 30,
	2023	2022
Issuances under stock incentive plan	6,971,398	8,249,031
Issuances upon exercise of common stock warrants	137,658	137,658
Issuances upon vesting of restricted stock units	5,518,647	6,422,809
Issuances of convertible notes	325,981	516,758
Shares reserved for shares available to be granted but not granted yet	3,812,739	995,072
	16,766,423	16,321,328

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
Key Factors Affecting Our Performance
We believe that our results of operations are affected by a number of factors, such as: the ability to remain a trusted brand; attracting, retaining, and converting members; maintaining efficient member acquisition; the ability to attract new and repeat purchasers of our hardware tracking devices; growth in average revenue per paying circle; expanding offerings on our platform; attracting and retaining talent; seasonality; and international expansion. We discuss each of these factors in more detail under the heading “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Our Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022. While we do not have control of all factors affecting our results from operations, we work diligently to influence and manage those factors which we can impact to enhance our results of operations.
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
Hardware Revenue
We generate our hardware revenue from the sale of the Tile and Jiobit hardware tracking devices and related accessories. For hardware and accessories, revenue is recognized at the time products are delivered. We sell hardware tracking devices and accessories through a number of channels including our websites, brick and mortar retail and online retail.
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

Results of Operations
The following tables set forth our condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2023 and 2022 (in thousands, except percentages).

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% Change	2023	2022	% Change
Subscription revenue	$56,607	$38,991	45%	$160,998	$107,884	49%
Hardware revenue	15,541	11,676	33%	37,110	28,314	31%
Other revenue	6,476	6,486	—%	19,447	20,769	(6)%
Total revenue	78,624	57,153	38%	217,555	156,967	39%
Cost of subscription revenue(1)	8,267	7,768	6%	22,700	22,742	—%
Cost of hardware revenue(1)	11,570	9,327	24%	29,732	27,906	7%
Cost of other revenue(1)	902	818	10%	2,625	2,673	(2)%
Total cost of revenue	20,739	17,913	16%	55,057	53,321	3%
Gross profit	57,885	39,240	48%	162,498	103,646	57%
Operating expenses(1):
Research and development	24,569	24,569	—%	74,948	77,337	(3)%
Sales and marketing	25,741	24,228	6%	73,404	70,365	4%
General and administrative	14,082	11,567	22%	39,788	37,643	6%
Total operating expenses	64,392	60,364	7%	188,140	185,345	2%
Loss from operations	(6,507)	(21,124)	(69)%	(25,642)	(81,699)	(69)%
Other income (expense):
Convertible notes fair value adjustment	(604)	(232)	160%	(798)	1,875	(143)%
Derivative liability fair value adjustment	63	(145)	(143)%	(177)	1,183	(115)%
Other income (expense), net	337	455	(26)%	1,797	(601)	(399)%
Total other income (expense), net	(204)	78	(362)%	822	2,457	(67)%
Loss before income taxes	(6,711)	(21,046)	(68)%	(24,820)	(79,242)	(69)%
Provision for (benefit from) income taxes	(170)	73	(333)%	205	84	144%
Net loss	(6,541)	(21,119)	(69)%	(25,025)	(79,326)	(68)%
Change in foreign currency translation adjustment	(17)	(29)	(41)%	9	(14)	(164)%
Total comprehensive loss	$(6,558)	$(21,148)	(69)%	$(25,016)	$(79,340)	(68)%
____________________
(1)Includes stock-based compensation expense as follows (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% Change	2023	2022	% Change
Cost of revenue
Subscription costs	$151	$117	29%	$429	$553	(22)%
Hardware costs	266	127	109%	715	409	75%
Other costs	10	67	(85)%	32	170	(81)%
Total cost of revenue	427	311		1,176	1,132
Research and development	5,477	4,222	30%	15,563	13,133	19%
Sales and marketing	725	935	(22)%	2,212	3,106	(29)%
General and administrative	2,825	2,495	13%	8,727	7,116	23%
Total stock-based compensation expense	$9,454	$7,963	19%	$27,678	$24,487	13%
The following table sets forth our results of operations as a percentage of total revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Subscription revenue	72%	68%	74%	69%
Hardware revenue	20%	20%	17%	18%
Other revenue	8%	11%	9%	13%
Total revenue	100%	100%	100%	100%
Cost of subscription revenue	11%	14%	10%	14%
Cost of hardware revenue	15%	16%	14%	18%
Cost of other revenue	1%	1%	1%	2%
Total cost of revenue	26%	31%	25%	34%
Gross profit	74%	69%	75%	66%
Operating expenses:
Research and development	31%	43%	34%	49%
Sales and marketing	33%	42%	34%	45%
General and administrative	18%	20%	18%	24%
Total operating expenses	82%	106%	86%	118%
Loss from operations	(8)%	(37)%	(12)%	(52)%
Other income (expense):
Convertible notes fair value adjustment	(1)%	—%	—%	1%
Derivative liability fair value adjustment	—%	—%	—%	1%
Other income (expense), net	—%	1%	1%	—%
Total other income (expense), net	—%	—%	—%	2%
Loss before income taxes	(9)%	(37)%	(11)%	(50)%
Provision for (benefit from) income taxes	—%	—%	—%	—%
Net loss	(8)%	(37)%	(12)%	(51)%
Change in foreign currency translation adjustment	—%	—%	—%	—%
Total comprehensive loss	(8)%	(37)%	(11)%	(51)%

Revenue

	Three Months Ended September 30,		Change
	2023	2022	$	%
(in thousands, except percentages)
Subscription revenue	$56,607	$38,991	$17,616	45%
Hardware revenue	15,541	11,676	3,865	33%
Other revenue	6,476	6,486	(10)	—%
Total revenue	$78,624	$57,153	$21,471	38%
Subscription revenue increased $17.6 million, or 45%, during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022, primarily due to a 14% growth in total subscriptions and a 17% growth in Paying Circles. Additionally, subscription revenue in the current period benefited from a full quarter’s impact of the price increases for U.S. iOS Life360 subscriptions which were implemented during the three months ended December 31, 2022, and the price increases for existing Android Life360 subscriptions which were fully implemented during the three months ended June 30, 2023.
Hardware revenue increased $3.9 million, or 33%, during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022, primarily due to an increased number of net hardware units shipped.
Other revenue remained flat during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 as the Company maintained the single aggregated data arrangement.

	Nine Months Ended September 30,		Change
	2023	2022	$	%
(in thousands, except percentages)
Subscription revenue	$160,998	$107,884	$53,114	49%
Hardware revenue	37,110	28,314	8,796	31%
Other revenue	19,447	20,769	(1,322)	(6)%
Total revenue	$217,555	$156,967	$60,588	39%
Subscription revenue increased $53.1 million, or 49%, during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, primarily due to a 14% growth in total subscriptions and a 17% growth in Paying Circles. Additionally, subscription revenue in the current period benefited from a full nine month impact of the price increases for U.S. iOS Life360 subscriptions which were implemented during the three months ended December 31, 2022, and a full quarter’s impact of price increases for existing Android Life360 subscriptions, which were fully implemented during the three months ended June 30, 2023.
Hardware revenue increased $8.8 million, or 31%, during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, primarily due to an increased number of net hardware units shipped.
Other revenue decreased $1.3 million, or 6%, during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, due to our strategic shift to focus on a single aggregated data partner and the terms associated with the arrangement.

Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended September 30,		Change
	2023	2022	$	%
(in thousands, except percentages)
Cost of subscription revenue	$8,267	$7,768	$499	6%
Cost of hardware revenue	11,570	9,327	2,243	24%
Cost of other revenue	902	818	84	10%
Total cost of revenue	20,739	17,913	2,826
Gross profit	$57,885	$39,240	$18,645
Gross margin:
Subscription	85%	80%
Hardware	26%	20%
Other	86%	87%
Cost of subscription revenue increased by $0.5 million, or 6%, during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022, primarily related to a $0.4 million increase in technology costs, $0.1 million increase in membership offerings in line with the increase in revenue, and an increase of $0.2 million in contractor spend associated with Company growth. The increases were offset by a decrease of $0.2 million in other expenses attributable to the integration with Tile and the recategorization of the combined workforce.
Subscription gross margin increased to 85% during the three months ended September 30, 2023 from 80% during the three months ended September 30, 2022, primarily due to the subscription price increases implemented by the Company during the fourth quarter of the year ended December 31, 2022 and a decrease in membership offering costs related to the discontinuation of certain battery related membership benefits.
Cost of hardware revenue increased by $2.2 million, or 24%, during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022, primarily due to an increase of $2.2 million in hardware costs relating to fulfillment, logistics, product, and other hardware expenses in line with the Company’s increased number of units sold.
Hardware gross margin increased to 26% during the three months ended September 30, 2023 from 20% during the three months ended September 30, 2022, primarily due to efficiencies achieved within the Company as decreased fulfillment, logistics and personnel-related costs were incurred as a percentage of revenue during the three months ended September 30, 2023 compared to the three months ended September 30, 2022.

	Nine Months Ended September 30,		Change
	2023	2022	$	%
(in thousands, except percentages)
Cost of subscription revenue	$22,700	$22,742	$(42)	—%
Cost of hardware revenue	29,732	27,906	1,826	7%
Cost of other revenue	2,625	2,673	(48)	(2)%
Total cost of revenue	55,057	53,321	1,736
Gross profit	$162,498	$103,646	$58,852
Gross margin:
Subscription	86%	79%
Hardware	20%	1%
Other	87%	87%

Cost of subscription revenue remained flat during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, primarily related to a $1.8 million decrease in membership offerings as a result of the discontinuation of certain battery related membership benefits, partially offset by a $1.4 million increase in other membership offerings in line with the increase in revenue. The Company also saw a decrease of $1.1 million in personnel-related costs and stock-based compensation costs attributable to the Company’s integration with Tile and the recategorization of the combined workforce. These decreases were partially offset by increases of $0.7 million in technology expenses, $0.4 million in contractor expenses, $0.3 million in professional and outside services, and $0.1 million in other facilities and related expenses associated with Company growth.
Subscription gross margin increased to 86% during the nine months ended September 30, 2023 from 79% during the nine months ended September 30, 2022, primarily due to the subscription price increases implemented by the Company during the fourth quarter of the year ended December 31, 2022 and a decrease in membership offering costs related to the discontinuation of certain battery related membership benefits.
Cost of hardware revenue increased by $1.8 million, or 7%, during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, primarily due to an increase of $4.7 million in product, freight and battery expenses in line with the increased number of units sold. The increases were offset by a $2.1 million decrease in fulfillment, logistics, and other expenses largely reflecting the alignment of accounting policies, a $0.5 million decrease in technology expenses related to improved efficiencies post-acquisition with Tile and a decrease of $0.3 million in membership offerings related to the discontinuation of certain battery related membership benefits.
Hardware gross margin increased to 20% during the nine months ended September 30, 2023 from 1% during the nine months ended September 30, 2022, primarily due to efficiencies achieved within the Company as decreased fulfillment, logistics and personnel-related costs were incurred as a percentage of revenue during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022.
Research and Development

	Three Months Ended September 30,		Change
	2023	2022	$	%
(in thousands, except percentages)
Research and development	$24,569	$24,569	$—	—%
Research and development expenses remained flat during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. The Company saw an increase of $0.7 million in personnel-related costs and stock-based compensation, primarily related to an increased volume of stock grants awarded to employees. The increase was offset by decreases of $0.4 million and $0.3 million related to contractor and other expenses, respectively, as a result of the Tile and Jiobit businesses being substantially fully integrated.

	Nine Months Ended September 30,		Change
	2023	2022	$	%
(in thousands, except percentages)
Research and development	$74,948	$77,337	$(2,389)	(3)%
Research and development expenses decreased by $2.4 million, or 3%, during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. The decrease was primarily due to decreases of $2.3 million in contractor spend, $1.2 million in professional and outside services spend, $0.7 million in technology expenses, $0.5 million in other expenses, and $0.4 million in facilities and related expenses due to the Company’s decreased need as a result of the Tile and Jiobit businesses being substantially fully integrated. These decreases were offset by a $1.8 million increase in personnel-related costs and stock-based compensation, primarily related to an increased volume of stock grants awarded to employees and an increase of $0.9 million related to a raw materials inventory write-off.

Sales and Marketing

	Three Months Ended September 30,		Change
	2023	2022	$	%
(in thousands, except percentages)
Sales and marketing	$25,741	$24,228	$1,513	6%
Sales and marketing expenses increased $1.5 million, or 6%, during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. This increase was primarily due to a $2.4 million increase in marketing expenses consisting of increases of $2.8 million in channel partner commission fees and $0.8 million in paid user acquisition spend, offset by a decrease of $1.2 million in other marketing spend. This increase was offset by decreases of $0.8 million in professional and outside services and other spend due to the Company’s decreased need as a result of the Tile and Jiobit businesses being substantially fully integrated.

	Nine Months Ended September 30,		Change
	2023	2022	$	%
(in thousands, except percentages)
Sales and marketing	$73,404	$70,365	$3,039	4%
Sales and marketing expenses increased $3.0 million, or 4%, during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. This increase was primarily due to a $5.6 million increase in marketing expenses consisting of increases of $8.9 million in channel partner commission charges and $0.1 million in paid user acquisition spend, partially offset by a $3.4 million decrease in other marketing spend. The increase was offset by a decrease of $2.1 million in professional and outside services and contractor spend due to the Company’s decreased need as a result of the Tile and Jiobit businesses being substantially fully integrated and a decrease of $0.7 million in personnel and related costs and stock-based compensation primarily due to the Company’s reduction in workforce which took place during the three months ended March 31, 2023. The Company also saw an increase of $0.3 million in technology and other expenses associated with Company growth.
General and Administrative

	Three Months Ended September 30,		Change
	2023	2022	$	%
(in thousands, except percentages)
General and administrative	$14,082	$11,567	$2,515	22%
General and administrative expenses increased $2.5 million, or 22%, during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. This increase was primarily due to an increase of $1.8 million in professional and outside services associated with expenses related to accounting, legal and advisory services, an increase of $0.3 million in personnel-related costs and stock-based compensation primarily related to an increased volume of stock grants awarded to employees, and an increase of $0.4 million related to other expenses related to business growth.

	Nine Months Ended September 30,		Change
	2023	2022	$	%
(in thousands, except percentages)
General and administrative	$39,788	$37,643	$2,145	6%

General and administrative expenses increased $2.1 million, or 6%, during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. This increase was primarily due to a $5.3 million gain on revaluation of contingent consideration related to the Jiobit Acquisition recorded during the nine months ended September 30, 2022, offset by a reduction of $3.4 million in professional and outside services associated with expenses related to accounting, legal and advisory services in connection with the Company’s Form 10 filing and the Tile Acquisition which took place during 2022 and a $0.3 million decrease in personnel-related costs and stock-based compensation primarily related to a reduction in headcount associated with the Company’s reduction in force which took place during the quarter ended March 31, 2023. The remaining increase of $0.6 million relates to an increase in other expenses related to business growth.
Convertible Notes Fair Value Adjustment
For the three months ended September 30, 2023 and 2022, the Company recorded losses associated with the convertible notes fair value adjustment of $0.6 million and $0.2 million, respectively. For the nine months ended September 30, 2023 and 2022, the Company recorded a loss and a gain associated with the convertible notes fair value adjustment of $0.8 million and $1.9 million, respectively. The changes in fair value are primarily driven by the share price volatility and reduction in time to convert.
Derivative Liability Fair Value Adjustment
For the three months ended September 30, 2023 and 2022, the Company recorded a gain and a loss associated with the derivative liability fair value adjustment of $0.1 million and $0.1 million, respectively. For the nine months ended September 30, 2023 and 2022, the Company recorded a loss and a gain associated with the derivative liability fair value adjustment of $0.2 million and $1.2 million, respectively. The changes are due to the revaluation of the derivative liability at each reporting period and are related to embedded redemption features bifurcated from the July 2021 Convertible Notes issued to investors.
Other Income (Expense), Net
Other income (expense), net increased $0.1 million, or 26%, during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. Other income (expense), net increased $2.4 million, or 399%, during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. The increase was driven by an increase in dividend income earned due to a higher average gross yield and favorable currency revaluation impacts in the current periods compared to the same periods in the prior year. Other income (expense) includes interest income, dividend income, foreign exchange losses, and interest expense associated with the July 2021 Convertible Notes.
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

Key Operating Metrics

	As of and for the Three Months Ended September 30,			As of and for the Nine Months Ended September 30,
	2023	2022	% Change	2023	2022	% Change
(in millions, except ARPPC, ARPPS and ASP)
AMR	$259.1	$184.0	41%	259.1	184.0	41%
MAUs	58.4	47.0	24%	58.4	47.0	24%
Paying Circles[1]	1.7	1.5	17%	1.7	1.5	17%
ARPPC[1]	$119.97	$93.55	28%	$118.85	$90.60	31%
Subscriptions[1,2]	2.3	2.1	14%	2.3	2.1	14%
ARPPS[1,2]	$101.33	$78.03	30%	$98.31	$76.23	29%
Net hardware units shipped[2]	1.1	0.7	43%	2.3	1.9	21%
ASP[2]	$13.24	$15.63	(15)%	$14.96	$14.92	—%
__________
1 Metrics presented as of and for the periods ended September 30, 2022 have been recast to reflect the calculations under a revised metric definition. We previously calculated Subscriptions and Paying Circles by including subscribers who had been billed as well as whose billing status was pending as of the end of the period. We have since revised our definition of these metrics to exclude subscribers whose billing status was pending as of the end of the period. Although the difference between the two methodologies does not result in any material changes, we have changed the definition of the metric because we believe it provides a better reflection of our results during a given period.
2 Metrics presented for the three and nine months ended September 30, 2022 are adjusted to include pre-acquisition data for Tile related to periods before the acquisition of Tile on January 5, 2022.
Annualized Monthly Revenue
We use Annualized Monthly Revenue (“AMR”) to identify the annualized monthly value of active customer agreements at the end of a reporting period. AMR includes the annualized monthly value of subscription, data and partnership agreements. All components of these agreements that are not expected to recur are excluded. AMR as of September 30, 2023, and 2022 was $259.1 million and $184.0 million, respectively, representing an increase of 41% year-over-year.
Monthly Active Users
We have a large and growing global member base as of September 30, 2023. A Life360 monthly active user (“MAU”) is defined as a unique user who engages with our Life360 branded services each month, which includes both paying and non-paying members. As of September 30, 2023 and 2022, we had approximately 58.4 million and approximately 47.0 million MAUs on the Life360 Platform, respectively, representing an increase of 24% year-over-year. We believe this has been driven by continued strong new user growth and retention.
Paying Circles
We define a Paying Circle as a group of Life360 users with a paying subscription and who has been billed as of the end of period. Each subscription covers all members in the payor’s Circle so everyone in the Circle can utilize the benefits of a Life360 Membership, including access to premium location, driving, digital and emergency safety insights and services.
As of September 30, 2023 and 2022, we had approximately 1.7 million and 1.5 million paid subscribers to services under our Life360 brand, respectively, representing an increase of 17% year-over-year.
We grow the number of Paying Circles by increasing our free member base, converting free members to subscribers, and retaining them over time with the provision of high-quality family and safety services.

Below is a comparison of Paying Circles as of September 30, 2022 using the current and prior definitions (in millions).

As of September 30, 2022
Paying Circles (current definition)	1.49
Paying Circles (prior definition)	1.52
% Change	(1.8)%
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
For the three months ended September 30, 2023 and 2022, our ARPPC was $119.97 and $93.55, respectively, representing a 28% increase year-over year . For the nine months ended September 30, 2023 and 2022, our ARPPC was $118.85 and $90.60, respectively, representing a 31% increase year-over-year.
ARPPC is a key indicator utilized by Life360 to determine the effective penetration of our tiered product offering for Paying Circles. The increase in pricing for new Paying Circles beginning in August 2022 has led to subscribers signing up for higher price products over time, increasing ARPPC.
Below is a comparison of ARPPC for the three months ended September 30, 2022 using the current and prior definitions.

Three Months Ended September 30, 2022
ARPPC (current definition)	$93.55
ARPPC (prior definition)	$91.84
% Change	1.9%
Subscriptions
We define Subscriptions as the number of paying subscribers associated with the Life360, Tile and Jiobit brands who have been billed as of the end of the period.
As of September 30, 2023 and 2022, we had approximately 2.3 million and 2.1 million paid subscribers to services under the Life360, Tile, and Jiobit brands, respectively, representing an increase of 14% year-over-year.
We grow the number of Subscriptions by selling hardware units and increasing our free member base, converting free members to subscribers, and retaining them over time with the provision of item tracking and high-quality family and safety services.

Below is a comparison of Subscriptions as of September 30, 2022 using the current and prior definitions (in millions).

As of September 30, 2022
Subscriptions (current definition)	2.05
Subscriptions (prior definition)	2.08
% Change	(1.3)%
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
ARPPS for the three months ended September 30, 2023 and 2022 was $101.33 and $78.03, respectively, representing an increase of 30% year over year. ARPPS for the nine months ended September 30, 2023 and 2022, was $98.31 and $76.23, respectively, representing an increase of 29% year over year.
ARPPS has increased year over year as a result of the growth in subscriptions and subscription price increases implemented by the Company during the fourth quarter of the year ended December 31, 2022.
Below is a comparison of ARPPS as of September 30, 2022 using the current and prior definitions.

Three Months Ended September 30, 2022
ARPPS (current definition)	$78.03
ARPPS (prior definition)	$77.00
% Change	1.3%
Net Hardware Units Shipped
Net hardware units shipped represents the number of tracking devices sold during a period, net of returns by our retail partners and directly to consumers. Selling units contributes to hardware revenue and ultimately increases the number of users eligible for a Tile or Jiobit subscription. For the three months ended September 30, 2023, Life360 sold approximately 1.1 million units, up approximately 43% as compared to the 0.7 million units sold during the three months ended September 30, 2022, reflecting a decreased number of returns in the current period and the backdrop of weaker consumer electronics category demand in the prior period. For the nine months ended September 30, 2023, Life360 sold approximately 2.3 million units, up approximately 21% as compared to the 1.9 million units sold during the nine months ended September 30, 2022, also reflecting a decreased number of returns in the current period and the backdrop of weaker consumer electronics category demand in the prior period.
Net Average Sales Price
To determine the net ASP of a unit, we divide hardware revenue recognized, excluding certain revenue adjustments related to bundled Life360 subscription and hardware offerings, for the reported period by the number of net hardware units shipped (“ASP”) during the same period. ASP is largely driven by the price we charge customers, including the price we charge our retail partners, net of customer allowances, and directly to consumers. For the three months ended September 30, 2023, the net ASP of a unit was $13.24, a decrease of 15% compared to $15.63 during the three months ended September 30, 2022. For the nine months ended September 30, 2023, the net ASP of a unit was $14.96, a slight decrease of 0.3% compared to $14.92 during the nine months ended September 30, 2022. Both changes reflect a change in product mix.

Liquidity and Capital Resources
As of September 30, 2023, we had cash and cash equivalents of $61.8 million and restricted cash of $1.8 million. As of December 31, 2022, we had cash and cash equivalents of $75.4 million and restricted cash of $14.9 million.
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
Cash Flows
Our cash flow activities were as follows for the periods presented:

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(1,434)	$(54,897)
Net cash used in investing activities	(1,258)	(114,102)
Net cash used in financing activities	(24,016)	(3,471)
Net Decrease in Cash, Cash Equivalents, and Restricted Cash	$(26,708)	$(172,470)
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
A number of our users pay in advance for annual subscriptions, while a majority pay in advance for monthly subscriptions. Deferred revenue consists of the unearned portion of customer billings, which is recognized as revenue in accordance with our revenue recognition policy. As of September 30, 2023 and December 31, 2022, we had deferred revenue of $35.0 million and $32.8 million, respectively, of which $33.7 million and $30.1 million is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met.

For the nine months ended September 30, 2023, net cash used in operating activities was $1.4 million. The primary factors affecting our operating cash flows during this period were our net loss of $25.0 million, impacted by $35.6 million of non-cash adjustments, and $12.0 million of cash used by changes in our operating assets and liabilities. The non-cash adjustments primarily consisted of stock-based compensation, depreciation and amortization, and an adjustment to our battery reserve related to a change in membership benefit offerings. The cash used by changes in our operating assets and liabilities was primarily due to increases in accounts receivable, net, prepaid expenses and other assets, costs capitalized to obtain contracts, net, inventory, and accrued expenses and other liabilities offset by increases in deferred revenue and other liabilities, noncurrent.
For the nine months ended September 30, 2022, net cash used in operating activities was $54.9 million. The primary factors affecting our operating cash flows during this period were our net loss of $79.3 million, impacted by $24.6 million of non-cash adjustments and $0.2 million of cash provided by changes in our operating assets and liabilities. The non-cash adjustments primarily consisted of stock-based compensation, depreciation and amortization, and a gain on revaluation of contingent consideration. The cash used by changes in our operating assets and liabilities was primarily due to decreases in accounts receivable and prepaid expenses and other assets offset by a decreases in accounts payable and accrued expenses and other liabilities.
Investing Activities
For the nine months ended September 30, 2023, net cash used in investing activities was $1.3 million, which primarily relates to the capitalization of internal use software costs in accordance with ASC 350-40, Intangibles - Goodwill and Other, Internal-Use Software.
For the nine months ended September 30, 2022, net cash used in investing activities was $114.1 million, which primarily related to cash paid for the Tile Acquisition, net of cash acquired.
Financing Activities
For the nine months ended September 30, 2023, net cash used by financing activities was $24.0 million, which primarily relates to the release of funds placed in an indemnity escrow fund for general representations and warranties related to the Tile Acquisition, taxes paid for the net settlement of equity awards, and repayment of convertible notes offset by proceeds from the exercise of options and repayment of notes due from affiliates.
For the nine months ended September 30, 2022, net cash used in financing activities was $3.5 million, which primarily related taxes paid for the net settlement of equity awards and repayment of convertible notes offset by proceeds from the exercise of options.
Obligations and Other Commitments
Our principal commitments consist of obligations under our convertible notes, operating leases for office space, and other purchase commitments. Our obligations under our convertible notes are described in Note 6, "Fair Value Measurements," and Note 9, "Convertible Notes" to our condensed consolidated financial statements. Information regarding our non-cancellable lease and other purchase commitments as of September 30, 2023, can be found in Note 8, "Balance Sheet Components," and Note 11, "Commitments and Contingencies," to our condensed consolidated financial statements. As of September 30, 2023, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Critical Accounting Policies and Significant Management Estimates
Our condensed consolidated financial statements are prepared in accordance with GAAP. The preparation of condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. We base our estimates on historical experiences and on various other assumptions we believe to be reasonable under the circumstances. Actual results could differ materially from the estimates made by our management. Our significant accounting policies are discussed in Note 2, "Summary of Significant Accounting Policies" in our Annual Report on Form 10-K. There were no significant changes to these policies during the nine months ended September 30, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and foreign currency exchange rates.
Interest Rate Risk
As of September 30, 2023 and December 31, 2022, we had $61.8 million and $75.4 million, respectively, of cash equivalents invested in cash and cash equivalents and money market funds. Our cash and cash equivalents are held for working capital purposes.
As of September 30, 2023 and December 31, 2022, a hypothetical 10% relative change in interest rates would not have a material impact on our consolidated financial statements.
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
Fair Value Risk
As of September 30, 2023 and December 31, 2022, we had $3.8 million and $7.0 million of liabilities that are measured at fair value, respectively. Fair value measurements include significant assumptions that are driven by market conditions and macroeconomic factors at measurement dates. Our consolidated results of operations are therefore subject to market fluctuations and may be affected in the future as a result of these fair value changes.
In September 2021, the Company, in connection with the acquisition of Jiobit, issued convertible notes with a fair value of $11.6 million. The Company will repay one third of the unconverted principal balance plus accrued interest to the holders of such notes, and they may be converted to common stock at any time at a fixed conversion price of $22.50 per share. Interest is accrued at the U.S. Prime rate plus 0.25%. The Company has elected the fair value option and remeasures the September 2021 Convertible Notes at their fair value at each reporting date and reflects the changes in fair value in earnings. Refer to Note 9, "Convertible Notes" to our condensed consolidated financial statements for more information.
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

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023 pursuant to Rule 13a‑15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The term “disclosure controls and procedures” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of material weaknesses in our internal control over financial reporting identified in connection with the preparation and audit of our consolidated financial statements for the year ended December 31, 2022 as discussed below, our disclosure controls and procedures were not effective as of September 30, 2023.
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

Changes in Internal Control over Financial Reporting
Except for the changes intended to remediate the material weaknesses described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three or nine months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The information set forth under Note 11, "Commitments and Contingencies," in the notes to the consolidated financial statements under the caption “Litigation” is incorporated herein by reference.

Item 1A. Risk Factors
Our business is subject to numerous risks and uncertainties. These risks and uncertainties may cause our operations to vary materially from those contemplated by our forward-looking statements. Readers should carefully consider the information in this Form 10-Q in connection with the risk factors disclosed within Item 1A “Risk Factors” in the 2022 Annual Report on Form 10-K, as supplemented by the risk factor previously disclosed in our Quarterly Report on Form 10-Q for the period ended March 31, 2023. There have been no material changes to our risk factors from those described in the Quarterly Report on Form 10-Q for the period ended March 31, 2023, except as set forth below.
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
In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, “process” and its conjugates) personal data and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, sensitive third-party data, business plans, transactions, and financial information (collectively, sensitive data). Our data processing activities may subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations relating to data privacy and security.

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, the California Consumer Privacy Act (CCPA) applies to personal information of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights, such as those noted below. The CCPA provides for fines of up to $7,500 per intentional violation and allows private litigants affected by certain data breaches to seek to recover potentially significant statutory damages. Other states, such as Virginia and Colorado, have also enacted comprehensive consumer privacy laws, and similar laws are being considered in several other states, as well as at the federal and local levels. These state laws (including the CCPA) may provide individuals with rights to their personal data, such as the right to access, correct, or delete certain personal data, and opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. If individuals were to exercise these rights at a significant volume or pace, such actions may impact our business priorities. These developments may further complicate compliance efforts and may increase legal risk and compliance costs for us and the third parties upon whom we rely.
Federal, state and local privacy and consumer protection laws also govern specific technologies that we employ or how we market to, and otherwise communicate with, our members. For example, the Controlling the Assault of Non-Solicited Pornography and Marketing Act (CAN-SPAM) and the Telephone Consumer Protection Act (TCPA) impose specific requirements on communications with consumers. The TCPA, for instance, imposes various consumer consent requirements and other restrictions on certain telemarketing activity and other communications with consumers by phone, fax or text message. TCPA violations can result in significant financial penalties, including penalties or criminal fines imposed by the Federal Communications Commission (FTC) or fines of up to $1,500 per violation imposed through private litigation or by state authorities. We may also use parental consent and identity verification technologies (including those offered by or through service providers) that may capture biometric information or identifiers. Biometric information or identifiers is often governed by distinct laws such as the Illinois Biometric Information Privacy Act (BIPA) that regulates the collection, use, safeguarding, and storage of Illinois residents’ biometric information or identifiers. The TCPA and BIPA provide for substantial penalties and statutory damages and have generated significant class action activity. The costs of litigating and/or settling TCPA, BIPA or similar legal claim actual or alleged violations could be significant.
Additionally, regulators are increasingly scrutinizing companies that process children’s data. We are subject to the COPPA, which applies to operators of certain websites and online services directed to children under the age of 13 or with actual knowledge that they collect or maintain personal information from children under the age of 13. COPPA may be enforced by state Attorneys General or the FTC, which is empowered to impose civil penalties of up to $46,517 per violation as well as injunctive and equitable relief for violations. COPPA requirements may be modified, interpreted, or applied in new manners that we may be unable to anticipate or prepare for appropriately. Additional laws and regulations that apply to children’s data have been adopted or proposed in recent years, including the European Union’s General Data Protection Regulation (EU GDPR) and the United Kingdom’s GDPR (UK GDPR), the EU Digital Services Act, the UK Age-Appropriate Design Code, the CCPA and other comprehensive state privacy laws, and California’s Age-Appropriate Design Code Act. These laws generally impose various obligations on companies that process children’s data, such as requiring certain consents to process such data and extending certain rights to children and their parents with respect that data. Some of these obligations have wide ranging applications, including for services that do not intentionally target child users (defined in some circumstances a user under the age of 18 years old). These laws may be subject to legal challenges and changing interpretations, which may further complicate our efforts to comply with these laws.
In the US, several states enacted laws regulating social media companies and platforms. These laws, such as the Utah Social Media Regulation Act and the Arkansas Social Media Safety Act, seek to limit social media companies from, among other things, displaying and targeting advertising to accounts held by minors (defined as those under 18) and provide certain rights to parents with respect to data of their children and access to social media platforms. These laws may be subject to legal challenges and the attendant heightened scrutiny associated with processing certain children’s data on social media platforms may lead to increased compliance costs and obligations on us, to the extent we could be considered subject to these laws.

Outside the United States, an increasing number of laws, regulations, and industry standards may govern personal data privacy and security. Without limitation, the following personal data laws may apply to our operations such as EU GDPR, the UK GDPR, the Swiss Federal Act on Data Protection (or “FADP”), Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais, or “LGPD”) (Law No. 13,709/2018), Australia’s Privacy Act, Canada’s Personal Information Protection and Electronic Documents Act (“PIPEDA”) (and other Canadian provincial laws), India’s Information Technology Act and supplementary rules, and China’s Personal Information Protection Law (“PIPL”) all impose strict requirements for processing personal data. Under the EU GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros or 4% of annual global revenue, whichever is greater; and private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.
In addition, we may be unable to transfer personal data from Europe and other jurisdictions to the United States or other countries due to data localization requirements or limitations on cross-border data flows. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the EEA and the UK have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EU-US Data Privacy Framework and the EEA and UK’s standard contractual clauses, these mechanisms are subject to legal challenges (which may result in their invalidation). There is no assurance that we can satisfy or rely on these measures to transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK, or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Some European regulators have prevented companies from transferring personal data out of Europe for allegedly violating the EU GDPR’s cross-border data transfer limitations.
Our personnel may currently or in the future use generative artificial intelligence (“AI”) technologies to perform their work. The disclosure and use of personal data in generative AI technologies may be subject to various privacy laws and other obligations. Governments have passed and are likely to pass additional laws regulating generative AI. Our use of this technology (if any) could result in additional compliance costs, regulatory investigations and actions, and consumer lawsuits. If we want to but are unable to use generative AI, it could make our business less efficient and result in competitive disadvantages.
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

In addition, major technology platforms on which we rely, privacy advocates, and industry groups have regularly proposed, and may propose in the future, platform requirements or self-regulatory standards by which we are legally or contractually bound. If we fail to comply with these contractual obligations or standards, we may lose access to technology platforms on which we rely and face substantial regulatory enforcement, liability, and fines. For example, in 2021 one of our Channel Partners began to require mobile applications using its operating system, iOS, to affirmatively (on an opt-in basis) obtain an end user’s permission to “track them across apps or websites owned by other companies” or access their device’s advertising identifier for advertising and advertising measurement purposes. Other technology platforms are considering similar restrictions. Such restrictions could limit the efficacy or our marketing activities. In addition, consumer resistance to the collection and sharing of the data used to deliver targeted advertising, increased visibility of consent or “do not track” mechanisms (such as browser signals from the Global Privacy Control) as a result of industry regulatory or legal developments, the adoption by consumers of browser settings or “ad-blocking” software, and the development and deployment of new technologies could materially impact our ability to collect data or reduce our ability to deliver relevant promotions or media or market our products and reach new users, which could materially impair the results of our operations.
In addition, European legislative proposals and present laws and regulations may apply to our use of cookies and similar tracking technologies, electronic communications, and marketing. In the EU and the UK, regulators are increasingly focusing on compliance with requirements related to the behavioral, interest-based, or tailored advertising ecosystem. The ePrivacy Directive, the primary EU legislation on cookies, tracking technologies, electronic communications, and marketing, may be replaced by the e-Privacy Regulation and national implementing laws. Compliance with these laws may require us to make significant operational changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, and subject us to liabilities. Outside of Europe, other laws further regulate behavioral, interest-based, or tailored advertising, making certain online advertising activities more difficult and subject to additional scrutiny. For example, the CCPA grants California residents the right to opt-out of a company’s sharing of personal data for advertising purposes in exchange for money or other valuable consideration.
Further, we may accept credit or debit card payments for certain products and services. The PCI DSS, to the extent we are subject to it, may require us to adopt certain measures designed to protect the security of cardholder information, such as using and maintaining firewalls, adopting proper password protections for certain devices and software, and restricting data access. Noncompliance with PCI DSS, to the extent applicable to us, can result in penalties ranging from $5,000 to $100,000 per month by credit card companies, litigation, damage to our reputation, and revenue losses. Generally, we may primarily rely on vendors to process payment card data on our behalf, and those vendors may be subject to PCI DSS. Our business may be negatively affected if our vendors are fined or suffer other consequences as a result of PCI DSS noncompliance.
Obligations related to data privacy and security are quickly changing, becoming increasingly stringent, and creating regulatory uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Our business model materially depends on our ability to process personal data, so we are particularly exposed to the risks associated with the rapidly changing legal landscape. For example, we may be at heightened risk of regulatory scrutiny, and changes in regulatory frameworks could require us to fundamentally change our business model. Preparing for and complying with these obligations requires us to devote significant resources and may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. In addition, a shift in consumers' data privacy expectations or other social, economic or political developments could impact the regulatory enforcement of these obligations, which could increase the cost of and complicate our compliance with applicable obligations.

We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties on whom we rely, may fail to comply with such obligations, which could negatively impact our business operations. If we or the third parties on which we rely fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims and mass arbitration demands); additional reporting requirements and/or oversight; bans on processing personal data; and orders to destroy or not use personal data. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for significant statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products or services; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.
We have in the past received inquiries and been subject to investigations, proceedings, orders, and other various inquiries brought by regulators and private claimants regarding our data privacy and security practices and processing of personal data.
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
In the ordinary course of our business, we and the third parties upon which we rely may process proprietary, confidential, and sensitive data (such as precise geolocation data and information relating to children), and, as a result, we and the third parties upon which we rely face a variety of evolving threats, including, but not limited to ransomware attacks, which could cause security incidents. Cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive data and information technology systems, and those of the third parties upon which we rely. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors.
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
We and the third parties upon which we rely may be subject to and have previously responded to a variety of evolving threats, including but not limited to social-engineering attacks (including through phishing attacks and deep fakes, which may be increasingly more difficult to identify as fake), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing attacks, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats. Threat actors may continue to develop and use more sophisticated tools and techniques (including AI) that are specifically designed to circumvent security controls, evade detection, and obfuscate forensic evidence, which may make it more difficult for us to identify, investigate, respond to and recover from incidents.
In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, loss of sensitive data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Additionally, to offer services to our customers and operate our business, we use a number of products and services, such as IT networks and systems, including those we own and operate as well as others provided by third-party providers. Our ability to provide our platform and services could be interrupted if these systems were impacted by a ransomware or other cyber-attack.

Remote work has become more common and has increased risks to our information technology systems and data, as more of our personnel utilize network connections, computers, and devices outside our premises or network, including working at home, while in transit and in public locations. Additionally, future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies.
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
While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. For example, we and our third-party providers have been and may in the future be compromised by the aforementioned or similar threats, and result in unauthorized, unlawful, or accidental processing of our information, or vulnerabilities in the products or systems upon which we rely. For example, in 2023, we experienced a credential stuffing attack. In response to the attack, we launched an investigation to determine what occurred, what information was potentially affected and how we could implement further actions designed to prevent similar incidents in the future. Our investigation revealed that the credential stuffing attack likely leveraged user credentials from other data breaches (not associated with us) to impact potentially a limited number of users’ accounts. We may be unable in the future to detect vulnerabilities or other compromises in our information technology systems or data because such threats and techniques change frequently, are often sophisticated in nature, and may not be detected until after a security incident has occurred. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.
Applicable data privacy and security obligations may require us to notify relevant stakeholders, such as governmental authorities, partners, and affected individuals, of security incidents. Such disclosures may involve inconsistent requirements and are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences. If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences. These consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive data (including personal data); litigation (including class claims and mass arbitration demands); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may cause customers to stop using our services, deter new customers from using our services, disrupt our ability to provide our products and services, and negatively impact our ability to grow and operate our business.

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
In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIFE360, INC.

Dated:	November 14, 2023	By:	/s/ Chris Hulls
Chris Hulls

Chief Executive Officer
(Principal Executive Officer)

Dated:	November 14, 2023	By:	/s/ Russell Burke
Russell Burke

Chief Financial Officer
(Principal Financial Officer)