Form 10-K
period 2023-12-31
Life360, Inc.
filed 2024-02-29
CIK 1581760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001 per share
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes   ☒     No  ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.     Yes   ☐     No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was $915 million, based on the closing price per share of the Registrant’s common stock on the Australian Securities Exchange (“ASX”) and the daily exchange rate as reported by Tullett Prebon for conversion of Australian dollars into U.S. dollars on June 30, 2023.
As of February 22, 2024, the registrant had 68,290,623 shares of common stock, par value $0.001 per share, including shares underlying all issued and outstanding Chess Depositary Interests (“CDIs”), outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the 2024 Annual Meeting of Stockholders of the Registrant (the “Proxy Statement”), are incorporated by reference into Part III of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year ended December 31, 2023.

Life360, Inc.
Annual Report on Form 10-K for the Year Ended December 31, 2023

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
These statements involve risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report, we caution you that these statements are based on a combination of facts and factors currently known by us as of the date of this Annual Report and our projections of the future, about which we cannot be certain. Forward-looking statements in this Annual Report include, but are not limited to, statements about:
•our ability to further penetrate our existing member base, maintain and expand our member base, increase monetization of our member base, and expand in new use cases;
•our ability to maintain the value and reputation of our brands;
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
•our ability to increase sales of our products and services;
•our expectations concerning relationships with third parties; including suppliers, manufacturers and fulfillment partners;
•our ability to continue to manufacture our hardware products on reasonable terms, including our ability to continue our relationships with Jabil, Inc. (“Jabil”) on terms similar to our current agreement with Jabil, or at all;
•our ability to develop, and the success of, new monetization features, such as the introduction of advertisements in our app, and improve on existing features;
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
•our expectation regarding future financial performance, including our expectations regarding our revenue, cost of revenue, and operating expenses, and our ability to achieve or maintain future profitability;
•the effects of an economic downturn or economic uncertainty on consumer discretionary spending and demand for our products and services;
•economic and industry trends, projected growth or trend analysis;
•our compliance with laws and regulations that currently apply or may become applicable to our business both in the United States and internationally, including with respect to data privacy and security, consumer protection, location sharing, precise geolocation data (including of children), item tracking, targeting and children’s privacy protections;
•our ability to maintain, protect, and enhance our intellectual property; and
•our ability to succeed in our core mission of simplifying safety for families through ESG initiatives.

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
Our revenue is primarily generated from the sale of subscriptions and hardware tracking devices to access our services across our three brands—Life360, Tile and Jiobit. In addition, a portion of our revenue for the years ended December 31, 2023, 2022, and 2021 was generated indirectly and is categorized as other revenue on our Consolidated Statements of Operations and Comprehensive Loss. Indirect revenue includes revenue from the sale of aggregated data (non-personally identifiable information) for the purposes of data insights from our member base to our partners, and revenue from the sale of third-party products and services, including through the placement of ads within our platform. For example, we generate revenue through the display of auto insurance products within the Life360 Platform.
For the years ended December 31, 2023, 2022, and 2021 Life360 generated:
•Total revenue of $304.5 million, $228.3 million, and $112.6 million, respectively; and
•Net loss of $28.2 million, $91.6 million, and $33.6 million, respectively.

Our Growth Strategy
Our growth is driven by member engagement and customer value, so our priority is driving continued innovation, delight, and value that continues to broaden our audience and enrich the role we play in their lives. We believe these investments will help us grow membership in new and existing markets so that we remain a trusted brand and indispensable tool for families at every life stage.

Our members are our best acquisition engine. We believe that word of mouth referrals, coupled with increased investments in marketing and member acquisition initiatives will drive strong new member growth for Life360. We are also increasing our subscription value propositions and improving customer awareness of these benefits to grow subscription adoption and revenue per Paying Circle. Further, we are opening new revenue streams, including advertising, that leverage our highly engaged base of 61 million monthly active users, while taking a cautious approach to ensure that we maintain the highest levels of customer satisfaction for free and paid customers.
Our Products
Life360 Subscription Offerings
The Life360 mobile application operates under a “freemium” model where its core offering is available to users at no charge. In addition, three paid membership subscription options are available for users looking for a wider variety of features, such as additional safety features for the everyday family: Life360 Silver, Life360 Gold, and Life360 Platinum, which offer users a comprehensive suite of premium safety services. Pricing for the paid memberships in the United States of the Life360 Platform currently ranges from $7.99 per month for Life360 Silver to $24.99 per month for Life360 Platinum.
Memberships are available in the United States, United Kingdom and Canada. Outside of these three markets, Life360 offers the free membership and a single paid membership option, which is priced at $4.99 per month in local currency equivalent and offers place alerts, location history and individual driver reports.
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
Tile Product Line
Tile branded hardware tracking devices come in various shapes, sizes and price points for different use cases. The Tile network leverages the Life360 member base, generating even higher confidence that we can locate lost devices of Tile customers. Tile devices are sold through online and brick and mortar retail channels as well as directly via Tile.com. Single Tile devices’ recommended retail prices range from $24.99 to $39.99 with additional bundles at higher price points. Tile devices are also available internationally at locally relevant prices.
Tile Subscription Offerings
The Tile mobile application offers a free service as well as two paid subscription options: Premium and Premium Protect, which offer additional services such as warranties and item reimbursement.
Jiobit Product Line
The Jiobit product line offers wearable location devices for young children, pets, and seniors. Currently, Jiobit is offered exclusively in the United States via online retailers. Customers purchase a Jiobit device at the current retail price of $129.99 and a monthly subscription to access Jiobit location tracking services.
Jiobit Subscription Offerings
The Jiobit device requires a monthly subscription plan to stay connected to the Jiobit services. Subscription prices vary based on the duration of the contract and range from $8.33 per month with a one-year commitment to $16.99 per month with no commitment. Monthly contracts offer features such as location history, SOS notifications, and access to the Jiobit desktop portal.

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

As of December 31, 2023, we had approximately 383 full-time employees and approximately 125 contractors, all of whom have the flexibility to work remotely or out of our San Mateo, California and Vancouver, Canada offices. Life360 aims to provide a work environment in which all of our people can excel regardless of race, religion, age, disability, gender identity, sexual orientation or marital status. Our Diversity Policy reflects a strong commitment to diversity, and a recognition of the value of attracting people with different backgrounds, knowledge, experience and abilities. We believe that diversity contributes to our business success, and benefits all of our stakeholders. As of December 31, 2023, our company wide employees consisted of approximately 37% female, 62% male, and 1% non-binary. Our U.S. employees consisted of approximately 33% Asian, 3% Black/African-American, 8% Hispanic or Latino, 5% of two or more races, and 51% White. We are committed to implementing further initiatives to increase the diversity of our workforce.
We view the quality of our products and services as our key long-term strategic differentiator, and as such, we are committed to providing continuous learning and development opportunities for our people. Employees are provided access to career ladders and are encouraged to create individual development plans to focus on growth to the next level in their role. Our standing Thursday “deep-dives” are where our people can learn from the expertise of their colleagues. We also provide full day and full week-long courses in “best practices” and broad and specialist business training to further promote personal and professional growth. In addition, our people have opportunities for cohort learning as well as personalized learning via the LinkedIn Learning Platform throughout the year.

Environmental, Social and Corporate Governance
We accomplish our core mission of simplifying safety for families through ESG initiatives based on four key areas: people, environment, community and governance.
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
Environment
We recognize that climate change will have an increasingly significant impact on all aspects of society. We are committed to quantifying the environmental footprint of our business operations by measuring the following emissions: direct greenhouse gas emissions that occur from sources that are controlled or owned by us (“Scope 1 Emissions”), indirect greenhouse gas emissions associated with the purchase of electricity, steam, heat or cooling (“Scope 2 Emissions”) and results of activities from assets not owned or controlled by us, but that indirectly impact our value chain (“Scope 3 Emissions”). By quantifying our impact, we will be able to implement an emission reduction plan that targets the greatest contributors to our carbon footprint.
We achieved carbon neutrality across Scope 1, 2, and 3 Emissions for calendar years 2021 and 2020. We did not achieve carbon neutrality across Scope 1, 2, or 3 Emissions for the 2022 calendar year. We are in the process of finalizing the reporting of Scope 1, 2 and 3 Emissions for the 2023 calendar year.
Community
We aim to simplify safety so families can live fully. Our products and services deliver peace of mind and safety in the online and physical worlds. Additionally, we engage in community outreach by supporting and matching employee contributions to three non-profit organizations committed to supporting families: UNICEF USA, Best Friends Animal Society and St. Jude Children’s Research Hospital.
Governance
We are committed to robust governance frameworks and responsible business practices to ensure the financial sustainability of the Company for all stakeholders including shareholders, employees, customers and suppliers. We have established a disciplined process to identify, assess and analyze risk, and ensure appropriate risk monitoring and reporting.

Our ESG reports are available at https://investors.life360.com/investor-relations, which is provided for reference only and is not incorporated by reference into this Annual Report on Form 10-K. We expect our 2023 calendar year ESG report to be available on March 31, 2024.
Research and Development
We invest substantial resources in research and development to enhance our customer offerings and competitiveness. Our global research and development team supports the design and development of our location sharing services, mobile app development, web development, firmware development, platform software development, site reliability engineering, hardware engineering, test engineering and data science and analytics. Our research and development expenses were $101.0 million, $102.5 million and $51.0 million for the years ended December 31, 2023, 2022, and 2021, respectively. We intend to continue to significantly invest in research and development to bring new customer experiences and devices to market and expand our platform capabilities.

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
As of December 31, 2023, we are operating under an extension agreement to our initial agreement with Jabil, which expired in March 2022, and are in the process of negotiating a new agreement. Jabil has provided us with written confirmation of its intention to continue our relationship on the same terms as our original manufacturing agreement, and to enter into a new agreement with us on similar terms.
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

We have developed and acquired patent assets to protect our proprietary technology. Individual patents have terms for varying periods depending on the date of filing of the patent application or the date of patent issuance and the legal term of patents in the countries in which they are obtained. Generally, utility patents issued for applications filed in the United States, and in many foreign countries, are granted a term of 20 years from the earliest effective filing date of a non-provisional patent application (14 or 15 years from the date of grant for U.S. design patents) provided their registrations are properly maintained. We continually review our development efforts to assess the existence and patentability of new intellectual property. We also pursue the registration of certain of our domain names and trademarks and service marks in the United States and in certain locations outside the United States. Notwithstanding these efforts, there can be no assurance that we will adequately protect our intellectual property or that it will provide any competitive advantage. Further, in some foreign countries, the mechanisms to establish and enforce intellectual property rights may be inadequate to protect our technology. To protect our brand, we hold and maintain a global trademark portfolio. In the U.S., we own trademark registrations for our “Life360”, “Jiobit”, and “Tile” marks and logos. We also own applications and registrations for “Tile”, “Tile-formative” and other trademarks in certain foreign jurisdictions. Trademark registrations can generally be renewed as long as the marks are in use. We also enter into, and rely on, confidentiality and proprietary rights agreements with our employees, consultants, contractors and business partners to protect our trade secrets, proprietary technology and other confidential information. We further protect the use of our proprietary technology and intellectual property through provisions in both our customer terms of use on our website and in our vendor terms and conditions. For information regarding risks related to our intellectual property, please see “Item 1A. Risk Factors—Risks Related to Our Technology and Intellectual Property.”

Seasonality
Life360 subscriptions have historically experienced member and subscription growth seasonality in the third quarter of each calendar year, which includes the return to school for many of our members. Hardware sales have historically experienced comparatively higher seasonal growth in the fourth quarter of each calendar year, which includes the important selling periods in November (Black Friday and Cyber Monday) and December in large part due to seasonal holiday demand.

Facilities
During the year ended December 31, 2023, the Company leased real estate space under non-cancellable operating lease agreements in San Mateo, California and Chicago, Illinois. As of December 31, 2023, the Company had terminated the operating lease agreement in Chicago, Illinois. As of December 31, 2022, the Company relocated its corporate headquarters to San Mateo, California. Our office in San Mateo generally accommodates principal, development, engineering, marketing and administrative activities. Beginning in 2020 at the start of the COVID-19 pandemic, we began operating as a remote-first company with plans to continue as such indefinitely. We believe that our current facilities are adequate to meet our current needs and that, should it be needed, suitable additional or alternative space will be available to accommodate our operations.

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
For additional information, see the section entitled “Item 1A. Risk Factors—Risks Related to Legal Matters and Our Regulatory Environment.”

Government Regulation of Data Privacy and Security
In the ordinary course of our business, we may process personal or other sensitive data. This data may relate to our users, employees, partners, vendors, and others. This data may include contact details, payment card information, geolocation data, as well as information collected from and about children and minors. Accordingly, we are or may become subject to numerous data privacy and security obligations, including federal, state, local, and foreign laws, regulations, guidance, and industry standards related to data privacy and security. Such obligations may include, without limitation, the Federal Trade Commission Act, the Telephone Consumer Protection Act of 1991 (“TCPA”), the Children’s Online Privacy Protection Act of 1998 (“COPPA”), the Controlling the Assault of Non-Solicited Pornography And Marketing Act of 2003 (“CAN-SPAM”), the California Consumer Privacy Act of 2018 (“CCPA”), the European Union’s General Data Protection Regulation 2016/679 (“EU GDPR”), the EU GDPR as it forms part of United Kingdom (“UK”) law by virtue of section 3 of the European Union (Withdrawal) Act 2018 and the Data Protection Act 2018 (collectively the “UK GDPR”, with the EU GDPR and UK GDPR together referred to as the “GDPR”), EU Digital Services Act (“DSA”), the Age Appropriate Design Code enacted by the UK Information Commissioner’s Office, the Privacy and Electronic Communications Directive 2002/58/EC on Privacy and Electronic Communications (the “ePrivacy Directive”), and the Payment Card Industry Data Security Standard (“PCI DSS”). Several states within the United States have enacted or proposed data privacy laws. Additionally, we are or may become subject to various U.S. federal and state consumer protection laws which require us to publish statements that accurately and fairly describe how we handle personal data and choices individuals may have about the way we handle their personal data.
The CCPA and the GDPR are examples of the increasingly stringent and evolving regulatory frameworks related to personal data processing that may increase our compliance obligations and exposure for any noncompliance. Similar laws have been enacted or proposed in the past few years in other U.S. states (including in Colorado, Connecticut, Utah and Virginia) and other foreign jurisdictions. These laws impose certain data privacy and security obligations on covered businesses. Generally, these and similar laws obligate covered businesses to provide specific disclosures in privacy notices and afford relevant individuals with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain personal data processing activities, such as targeted advertising, profiling, or automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. These laws may also allow for regulators to impose statutory fines or allow private claimants to recover damages for noncompliance.
The European Union is also focused on the regulation of digital services. The DSA came into force in 2022, with the majority of the substantive provisions taking effect in 2024. The DSA may increase our compliance costs, require changes to our user interfaces, processes, operations, and business practices which may adversely affect our ability to attract, retain and provide our services to users, and may otherwise adversely affect our business, operations and financial condition. Some European jurisdictions and the UK have also proposed or intend to pass legislation that imposes new obligations and liabilities on platforms with respect to certain types of harmful content. While the scope and timing of these proposals are currently uncertain, if the rules, doctrines or currently available defenses change, if international jurisdictions refuse to apply similar protections that are currently available in the United States, or the European Union or if a court were to disagree with our application of those rules to our service, we could be required to expend significant resources to try to comply with the new rules or incur liability, and our business, financial condition and results of operations could be harmed.

For additional information about the laws and regulations to which we are or may become subject and about the risks to our business associated with such laws and regulations, see the section entitled “Risk Factors—Risks Related to Privacy and Cybersecurity.”
Available Information
Our website address is www.life360.com. We make available on our website, free of charge, our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). The SEC maintains a website that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov. The ASX maintains a website that contains documents required under Australian securities laws and other information regarding our filings at www.asx.com.au. Additionally, the Company routinely posts additional important information, including press releases, on its website and recognizes its website as a channel of distribution to reach public investors and as a means of disclosing material non-public information for complying with disclosure obligations under Regulation FD. Accordingly, investors should monitor our website in addition to our SEC filings, ASX filings and public webcasts. These items are available at investors.life360.com under “Financials and Filings”.
The information found on our website is not incorporated by reference into this Annual Report on Form 10-K or any other report we file with or furnish to the SEC.
Jurisdiction of Incorporation
The Company is incorporated in the State of Delaware, United States of America, and is a registered foreign entity in Australia. As a foreign Company registered in Australia, the Company is subject to different reporting and regulatory regimes than Australian companies. As a foreign Company registered in Australia, the Company is not subject to Chapters 6, 6A, 6B and 6C of the Corporations Act 2001 (Cth) of Australia (“Corporations Act”) dealing with the acquisition of shares (including substantial shareholdings and takeovers).
Delaware Law, Certificate of Incorporation and Bylaws
Under the provisions of Delaware General Corporation Law (“DGCL”), shares are freely transferable and subject to restrictions imposed by the U.S. federal or state securities laws, by the Company’s certificate of incorporation, as amended (“Certificate of Incorporation”) or bylaws (“Bylaws”), or by an agreement signed with the holders of the shares at issuance. The Company’s Certificate of Incorporation and Bylaws do not impose any specific restrictions on transfer. However, provisions of the DGCL, the Company’s Certificate of Incorporation and the Company’s Bylaws could make it more difficult to acquire the Company by means of a tender offer (takeover), a proxy contest or otherwise, or to remove incumbent officers and Directors of the Company. These provisions could discourage certain types of coercive takeover practices and takeover bids that the Board may consider inadequate and encourage persons seeking to acquire control of the Company to first negotiate with the Board.
The Company believes that the benefits of increased protection of its ability to negotiate with the proponent of an unfriendly or unsolicited proposal to acquire or restructure the Company outweigh the disadvantages of discouraging takeover or acquisition proposals because, among other things, negotiation of these proposals could result in an improvement of their terms.

Chess Depository Interests (“CDIs”)
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

Item 1A. Risk Factors
Our business is subject to a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Annual Report on Form 10-K, including our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and prospects. In such an event, the market price of our common stock could decline.
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
•If we are not able to maintain the value and reputation of our brands, or if we are not able to compete successfully with current or future competitors, our ability to expand our member base and maintain our relationships with partners and other key service providers may be impaired.
•We have in the past, and may in the future need to change our pricing models to compete successfully.
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
•We rely on a limited number of suppliers, manufacturers, and fulfillment partners for our smart trackers. A loss of or change with any of these partners could negatively affect our business, including the potential inability to produce or obtain quality products and services on a timely basis or in sufficient quantity.
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
•Investment in new business strategies and acquisitions could disrupt our ongoing business, present new risks and materially adversely affect our business, reputation, results of operations and financial condition.
•The limited operating history of our new brands, products and services makes it difficult to evaluate our current business and future prospects.
•We have grown rapidly and have limited operating experience at our current scale of operations. If we are unable to manage our growth effectively, our brands, company culture and financial performance may suffer and place significant demands on our operational, risk management, sales and marketing, technology, compliance and finance and accounting resources.
•Adverse developments affecting financial institutions, companies in the financial services industry, or the financial services industry generally, such as actual events or concerns involving liquidity, defaults or non-performance, could adversely affect our operations and liquidity.
•Unstable market and economic conditions may adversely affect consumer discretionary spending and demand for our products and services.
•Our operating margins may decline as a result of increasing product costs and inflationary pressures.
•Our actual or perceived failure to comply with laws and regulations concerning data privacy and security, consumer protection, advertising, location tracking, digital tracking technologies, and those related to children’s data could lead to regulatory investigations or actions; litigation; fines and penalties; changes to or disruption of our business operations; reputational harm; loss of revenue or profits; declines in user growth or engagement; and other material adverse business consequences.
•If our information technology systems or data, or those of third parties upon which we rely, are or were compromised, we could experience adverse consequences resulting from such compromise.
•Our success depends, in part, on the integrity of our information technology systems, of third-party systems and infrastructures, on the continued and unimpeded access to our products and services on the internet, and on our ability to enhance, expand and adapt these systems and infrastructures in a timely and cost-effective manner.
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
•We have identified a material weakness in our internal control over financial reporting in the past..If we identify additional material weaknesses in our future or otherwise fail to maintain effective internal control over financial reporting, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business and the price of our common stock and CDIs.
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
•members lose confidence in the quality or usefulness of our products or services or have concerns related to safety, security, privacy (for example, children’s data and precise geolocation data), well-being or other factors;
•members or subscribers may not be willing to pay for subscriptions or hardware purchases;
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
•we, our partners or companies in our industry adopt terms, policies, procedures or practices that are perceived negatively by our members or the general public, including those related to areas such as member data, including practices involving our collection and sharing of precise geolocation data and information collected from and about children and minors and their devices, privacy, security, or advertising;
•we fail to detect or combat inappropriate, fraudulent, criminal or abusive activity on our platform;
•we fail to provide adequate customer service to members, marketers or other partners;
•we fail to protect our brands or reputation;

•we, our partners or companies in our industry are or may become the subject of regulatory investigation and/or rulings of non-compliance, litigation, adverse media reports or other negative publicity, including as a result of our or their member data practices, such as the collection and sharing of precise geolocation data and/or information collected from and about children and minors and their devices;
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
Life360 operates under a “freemium” model in which the Life360 app is available to members at no charge, while Memberships with additional features are available via a paid monthly or annual subscription. If members using the free version of the Life360 app do not perceive additional value in a paid subscription or there is an actual or perceived reduction in the functionality, quality, reliability and cost-effectiveness of our subscription plans, our ability to retain and grow paid subscriptions would be adversely impacted. Our failure to provide successful enhancements and new features that grow paid subscriptions may have a material adverse impact on our business, financial condition and results of operations.
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
Our ability to compete to attract, engage and retain members, as well as to increase their engagement with our various products and services and to grow our subscriptions, depend on numerous factors, including our brand and reputation, the prices associated with our subscriptions, products and services, the ease of use of our platform and technology, the actual and perceived safety and security of our platform, products and services, and our ability to address consumer and regulatory concerns as they arise, including those related to data usage, data privacy and security such as practices involving the sharing of precise geolocation data and information collected from and about children and minors and their devices. See “Item 1. Business - Competition” for additional information about our direct and indirect competitors.
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
We have in the past and may in the future need to change our pricing models to compete successfully.
In October 2022, we announced price increases on our United States based premium offerings. If we continue to increase prices for our products and services, demand for our solutions could decline as members adopt less expensive competing products and services, and our market share could suffer. Our U.S. Life360 iOS and Android subscriptions price increases took effect in December 2022 and April 2023, respectively. The intense competition we face in the family safety, location-based services and item tracking technology markets, in addition to general economic and business conditions, including inflation and rising interest rates, can result in downward pressure on the prices of our products and services. If our competitors offer significant discounts on competing products or services or develop products or services that our customers believe are more valuable or cost-effective, we may be required to decrease our prices or offer other incentives in order to compete successfully. If we do not adapt our pricing models to reflect changes in customer use of our products and services or changes in customer demand, our revenues could decrease.

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
Unfavorable publicity or media reports, including those regarding us, our data privacy and security practices, including those related to children and minors, security incidents, product or service changes, quality or features, litigation or regulatory activity, including any intellectual property proceeding, any investigation and/or enforcement activity from data protection or other regulatory authorities or proceeding relating to the privacy or security of our data, or regarding the actions of our partners, our members, our employees or other companies in our industry, could materially adversely affect our brands and reputation, regardless of the veracity of such publicity or media reports. Major media outlets have increased scrutiny of the location data market and Life360 has been the target of media articles, which could impact member retention, growth, engagement and conversion as well as increase regulatory scrutiny of our actions or decisions regarding member privacy, security, encryption, content, contributors, advertising and other issues, which may materially adversely affect our reputation and brands.
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
We invest broadly in our business, and such investments are driven by our expectations of the future success of a product or service. For example, our Tile and Jiobit hardware often require investments with long lead times. We must forecast inventory needs and expenses and place orders sufficiently in advance with our third-party suppliers and contract manufacturers based on our estimates of future demand for particular products. Our ability to accurately forecast demand for our products and services could be affected by many factors, including an increase or decrease in demand for our products and services or for our competitors’ products and services, unanticipated changes in general market or economic or political conditions. An inability to correctly forecast the success of a particular product or service could harm our business.
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
Attracting members involves considerable expenditure for online and offline marketing. Historically, we have had to increase our marketing expenditures over time in order to build our brand awareness, attract members and drive our long-term growth. Evolving consumer behavior has affected, and will in the future affect, the availability of profitable marketing opportunities. For example, as consumers communicate less via email and more via text messaging, messaging apps and other virtual means, the reach of email campaigns designed to attract new and repeat members for our products is adversely impacted. To continue to reach potential members and grow our businesses, we must identify and devote our overall marketing expenditures to newer advertising channels, such as mobile and online video platforms as well as targeted campaigns in which we communicate directly with potential, former and current members via new virtual means. We currently rely on member acquisition through paid efforts, however, we are not exclusively reliant on it for our member growth. Our paid acquisition efforts include paid search in app stores as well as commercials on streaming television. Generally, the opportunities in and sophistication of newer advertising channels are relatively undeveloped and unproven, and we may not be able to continue to appropriately manage and fine-tune our marketing efforts in response to these and other trends in the marketing and advertising industries. Any failure to do so could materially adversely affect our business, financial condition and results of operations.
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

We are subject to the standard policies and terms of service of these third-party platforms, which generally govern the promotion, distribution, content, and operation of applications on such platforms. Each Channel Partner has broad discretion to change its policies and interpret its terms of service and other policies with respect to us and other companies, including changes that may be unfavorable to us and may limit, eliminate or otherwise interfere with our ability to distribute or market through their stores, affect our ability to update our applications, including to make bug fixes or other feature updates or upgrades and affect our ability to access native functionality or other aspects of mobile devices and our ability to access information about our members that they collect. A platform provider may also change how the personal information of its users is made available to developers on its platform, limit the use of personal information for advertising purposes, restrict how members can share information on its platform or across platforms, or significantly increase the level of compliance or requirements necessary to use its platform.
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
If we violate, or a distribution platform provider believes we have violated, a distribution platform’s terms of service, or if there is any change or deterioration in our relationship with such distribution provider, that platform provider could limit or discontinue our access to its platform. For example, in August 2020, one of our Channel Partners removed mobile apps from their platforms for violating their standard policies and terms of service which include policies against selling location data to brokers. If one of our distribution platform partners were to limit or discontinue our access to their platform, it could significantly reduce our ability to distribute our products to members, decrease the size of the member base we could potentially convert into subscribers, or decrease the revenues we derive from subscribers or advertisers, each of which could adversely affect our business, financial condition and results of operations.
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
For the fiscal years ended December 31, 2023 and 2022, Amazon.com accounted for less than 10% and approximately 13% of our total revenue, respectively. The Company had no retail distributors which made up greater than 10% of total revenue during the fiscal year ended December 31, 2021.
Select retailers and distributors make up the majority of our distribution channels. Accordingly, the loss of a small number of our large retailers, distributors, and distribution channels, or the reduction in business with, or access to, one or more of these retailers, distributors, or distribution channels could have a significant adverse impact on our operating results.
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
We also work with third-party fulfillment partners that package and deliver our products to multiple locations worldwide, which allows us to reduce order fulfillment time, reduce shipping costs, and improve inventory flexibility. Our reliance on a limited number of manufacturers and fulfillment partners for each of our smart trackers increases our risk since we do not currently have alternative or replacement manufacturers beyond these key parties. In the event of interruption from any of our manufacturers or fulfillment partners, we may not be able to increase capacity from other sources or develop alternate or secondary sources without incurring material additional costs and substantial delays. Furthermore, our primary manufacturer’s facilities are located in the PRC and Malaysia. Thus, our business could be adversely affected if one or more of our suppliers is impacted by a natural disaster, political, social or economic or political instability, bank failures, changing foreign regulations, labor unrest, pandemics, or any other interruption at a particular location.
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
Further, international operations entail a variety of risks, including currency exchange fluctuations, challenges in staffing and managing foreign operations, tariffs and other trade barriers, unexpected changes in legislative or regulatory requirements of foreign countries that manufacture, or into which we sell, our products and services, difficulties in obtaining export licenses or in overcoming other trade barriers, laws and business practices favoring local companies, political and economic instability, difficulties protecting or procuring intellectual property rights, and restrictions resulting in delivery delays and significant taxes or other burdens of complying with a variety of foreign laws. For example, given ongoing supply chain issues, we are prioritizing hardware inventory allocation for the benefit of bundled subscription offers over retail sales. Additionally, in February 2022, Russia invaded Ukraine. The European Union and other governments in jurisdictions in which our apps are available for download have imposed severe sanctions and export controls against Russia and Russian interests, and have threatened additional sanctions and controls. It is not possible to predict the broader consequences of this conflict, which could include further sanctions, embargoes, greater regional instability, geopolitical shifts and other adverse effects on macroeconomic conditions, currency exchange rates, supply chains and financial markets.
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
As a result of our products being manufactured in the PRC and Malaysia, we are reliant on third parties to get our products to distributors around the world. Transportation costs, fuel costs, labor unrest, political unrest, natural disasters, regional or global pandemics, and other adverse effects on our ability, timing and cost of delivering products can increase our inventory, decrease our margins, adversely affect our relationships with distributors and other customers and otherwise adversely affect our financial condition and results of operations.
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
As of December 31, 2023, international members represented over 40% of our total Monthly Active Users (“MAUs”) and accounted for approximately 12% of revenue. Offering our apps for download internationally and rolling out full-service memberships outside of the United States, particularly in countries in which we have limited experience, exposes us to a number of additional risks including, among others:
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
•compliance challenges due to different, overlapping and evolving requirements and processes set out in different laws and regulatory environments, particularly in the case of data privacy, data security, intermediary liability, and consumer protection;
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
•political, legal, social or economic instability;
•laws and legal systems less developed or less predictable than those in the United States;
•trade sanctions, political unrest, terrorism, war, pandemics and epidemics or the threat of any of these events; and
•breaches or violation of any export and import laws, anti-bribery or anti-corruption laws, anti-money laundering rules or other rules or regulations applicable to our business, including but not limited to the Foreign Corrupt Practices Act of 1977, as amended.
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
We generate indirect revenue from key partners through the sale of data insights derived from the personal data we collect from our members. This revenue represented approximately 7%, 10% and 17% of our revenue for the years ended December 31, 2023, 2022, and 2021, respectively. Termination of agreements with key partners may adversely impact our future financial performance.
In January 2022, Life360 announced a new partnership agreement with a key data partner (“Data Partner”), a provider of anonymized aggregated analytics for the retail ecosystem. As part of this partnership, the Data Partner has provided data processing and analytics services to Life360 and has the right to commercialize aggregated data insights. This partnership marked the beginning of Life360’s exit from its legacy data sales model and transition to commercialize aggregated data, while still providing certain members the option to opt out of even aggregated data sales. There is a risk that demand for this aggregated data will decrease, which could adversely impact our ability to renew the agreement upon the expiration of the initial term. There is also a risk that the supply of aggregated data by other parties will increase which may adversely impact our ability to continue to generate revenue from the sale of aggregated data at the end of the current contract term. In addition, under limited circumstances where we may terminate the agreement before the end of the term, we could be liable for termination payments ranging from $5 million to $10 million. In addition, we have agreed to pay the Data Partner liquidated damages in the amount of $20 million if we fail to timely cure a breach of the exclusivity requirements under the agreement.
Our future success depends on the continuing efforts of our executive officers and other key employees and our ability to attract and retain highly skilled personnel and senior management.
We currently depend on the continued services and performance of our executive officers and other key employees. If one or more of our executive officers or other key employees were unable or unwilling to continue their employment with us, we may not be able to replace them easily, in a timely manner, or at all. The risk that competitors or other companies may poach our talent increases as we continue to build our brands and become more well-known. Our key personnel have been, and may continue to be, subject to poaching efforts by our competitors and other internet and high-growth companies, including well-capitalized players in the social media and consumer internet space. The loss of key personnel, including members of management, as well as key engineering, product development, marketing, and sales personnel, could disrupt our operations and have a material adverse effect on our business. The success of our brands also depends on the commitment of our key personnel. To the extent that any of our key personnel act in a way that does not align with our values, our reputation could be materially adversely affected. See “—Our employees, consultants, third-party providers, partners and competitors could engage in misconduct that materially adversely affects us.”
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
Our employees, consultants, third-party providers, partners and competitors could engage in misconduct, including the misuse of data and intentional failures to comply with applicable laws and regulations (including those related to cybersecurity or data privacy, or those prohibiting a wide range of pricing, discounting and other business arrangements), report financial information or data accurately, or disclose unauthorized activities. Such misconduct could result in legal or regulatory sanctions and cause serious harm to their and our reputation. It is not always possible to identify and deter misconduct by employees, consultants, third-party providers or partners, and any other precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses, or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, whether or not we are successful in defending against them, we could be exposed to legal liability (including civil, criminal and administrative penalties), incur substantial costs and damage to our reputation and brands, and we could fail to retain key employees. Additionally, any misconduct or perception of misconduct by our members that is attributed to us, our employees, consultants, third-party providers, partners or competitors could seriously harm our business or reputation. See “—If our information technology systems or data, or those of third parties upon which we rely, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse consequences.”
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

Our acquisitions of Jiobit and Tile present numerous risks that may affect our ability to realize the anticipated strategic and financial goals from the acquisitions.
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
•Our business, financial condition and results of operations may be adversely impacted by (i) claims or liabilities related to Jiobit’s or Tile’s business including, among others, private party litigation (including class actions) and claims from government agencies, terminated employees, current or former members, business partners or other third parties; (ii) pre-existing contractual relationships or lines of business of Jiobit or Tile that we would not have otherwise entered into, the termination or modification of which may be costly or disruptive to our business; (iii) unfavorable accounting treatment as a result of Jiobit’s or Tile’s practices; (iv) intellectual property claims or disputes; and (v) pre-existing lack of controls or difficulty with technical and data integrations resulting in data privacy, data security, and consumer protection risks that could lead to litigation or regulatory investigations or enforcement activity;
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
In January 2023, we implemented a workforce restructure, including reductions in both headcount and expenses. Although we realized a decrease in personnel-related expenses and stock-based compensation costs for the year ended December 31, 2023 as a result of our restructuring efforts, we may not fully realize the anticipated benefits, savings and improvements in our cost structure due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize expected operational efficiencies and the cost savings from the restructuring, our operating results and financial condition would be adversely affected. Due to our restructuring, we may not be able to effectively manage our operations or retain qualified personnel, which may result in weaknesses to our infrastructure and operations, increased risk that we may be unable to comply with legal and regulatory requirements, increased risks to our internal controls and disclosure controls, and loss of employees and reduced productivity among remaining employees.

The restructuring may result in the loss of institutional knowledge and expertise and the reallocation of and combination of certain roles and responsibilities across the organization, all of which could adversely affect our operations. Further, the restructuring and possible additional cost-containment measures may yield unintended consequences, such as attrition beyond our intended workforce reduction and reduced employee morale. We may be required to rely more heavily on temporary or part-time employees, third party contractors and consultants to assist with managing our operations. These consultants are not our employees and may have commitments to, or consulting or advisory contracts with, other entities that may limit their availability to us. We will have only limited control over the activities of these consultants and can generally expect these individuals to devote only limited time to our activities. Failure of any of these persons to devote sufficient time and resources to our business could harm our business. Employee litigation related to the headcount reduction could be costly and prevent management from fully concentrating on the business.

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
Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds, have in the past and may in the future lead to market-wide liquidity problems. There is no guarantee that the U.S. Department of Treasury, Federal Deposit Insurance Corporation (“FDIC”) and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of banks or financial institutions in a timely fashion or at all. For example, in March 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. Although we did not experience any losses in our accounts with SVB, at the time we had cash and cash equivalents at SVB that exposed us to credit risk prior to the completion by the FDIC of the resolution of SVB in a manner that fully protected all depositors.
Our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, the financial institutions with which we have arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which we have financial or business relationships, but could also include factors involving financial markets or the financial services industry generally. In addition, the failure of other banks and financial institutions and the measures taken by governments, businesses and other organizations in response to these events could adversely impact our business, financial condition and results of operations.
Unstable market and economic conditions may adversely affect consumer discretionary spending and demand for our products and services.
Global credit and financial markets have recently experienced extreme volatility and disruptions, including declines in consumer confidence, concerns about declines in economic growth, bank failures, the ongoing elevated rate of inflation, increases in borrowing rates, the availability and cost of consumer credit and credit availability, and uncertainty about economic stability, and ongoing geopolitical conflict. Our general business strategy may be adversely affected by any economic downturn, volatile business environment or continued unpredictable and unstable market conditions.
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

We are affected by seasonality.
Life360 has historically experienced member and subscription growth seasonality in the third quarter of each calendar year, which includes the return to school for many of our members. Hardware sales have historically experienced comparatively higher seasonal growth in the fourth quarter of each calendar year, which includes the important selling periods in November (Black Friday and Cyber Monday) and December (Christmas and Hanukkah) in large part to seasonal holiday demand. An unexpected decrease in sales over those traditionally high-volume selling periods may impact our revenue and could also result in surplus inventory and could have a disproportionate effect on our results of operations for the entire fiscal year. Seasonality in our business can also be affected by introductions of new or enhanced products and services, including the costs associated with such introductions.
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
There is a risk that members may not engage with the lead generation offering or other advertisements at the scale necessary for potential advertising partners to spend any of their advertising budget on the offering. There is a risk that advertisers will not utilize the lead generation offering. A failure to grow the lead generation offering or other advertisements may have a material adverse impact on our business, financial condition and results of operations.
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
A portion of our revenue is denominated in foreign currency. Accordingly, our revenue will be affected by fluctuations in the rates by which the U.S. dollar is exchanged with foreign currency. For example, a weakening in the value of the U.S. dollar as compared to the Australian dollar would have the effect of reducing the U.S. dollar value of Australian dollar revenue. Alternatively, a weakening of the Australian dollar as compared to the U.S. dollar would have an effect of increasing the U.S. dollar value of Australian dollar revenue. Although we take steps to manage currency risk, adverse movements in the U.S. dollar against the foreign currency revenue may have an adverse impact on our business, financial condition and results of operations. Additionally, hedging strategies are also inherently risky and could expose us to additional risks that could harm our financial condition and results of operations. We have not historically used foreign exchange contracts to help manage foreign exchange rate exposures.
Risks Related to Privacy and Cybersecurity
We are subject to stringent and evolving laws (U.S. and foreign), regulations, rules, contracts, policies and other obligations related to data privacy and security, data protection, consumer protection, advertising, location tracking, digital tracking technologies, and the protection of minors. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation (including class action or similar lawsuits); fines and penalties; changes to or disruptions of our business operations; reputational harm; loss of revenue or profits; declines in user growth or engagement; and other material adverse business consequences.
In the ordinary course of business, we (and the third parties or service providers upon whom we rely) collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, “process” and its conjugates) personal data and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, sensitive third-party data, business plans, transactions, and financial information (collectively, sensitive data). Our data processing activities may subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations relating to data privacy and security.

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). In the past few years, numerous U.S. states — including California, Colorado, Connecticut, Utah and Virginia — have enacted comprehensive privacy laws that impose certain obligations on covered businesses. These laws impose certain data privacy and security obligations on covered businesses. Generally, these and similar laws obligate covered businesses to provide specific disclosures in privacy notices and afford relevant individuals with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain personal data processing activities, such as targeted advertising, profiling, or automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. These laws may also allow for regulators to impose statutory fines or allow private claimants to recover damages for noncompliance. For example, the California Consumer Privacy Act (CCPA) applies to personal information of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights, such as those noted below. The CCPA provides for fines of up to $7,500 per intentional violation and allows private litigants affected by certain data breaches to seek to recover potentially significant statutory damages. Other states, such as Virginia and Colorado, have also enacted comprehensive consumer privacy laws, and similar laws are being considered in several other states, as well as at the federal and local levels. These state laws (including the CCPA) may provide individuals with rights to their personal data, such as the right to access, correct, or delete certain personal data, and opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. If individuals were to exercise these rights at a significant volume or pace, such actions may impact our business and ability to provide our products and services. These developments may further complicate compliance efforts and may increase legal risk and compliance costs for us and the third parties upon whom we rely.
Federal, state and local privacy and consumer protection laws also govern specific technologies that we employ or how we market to, and otherwise communicate with, our members. For example, the Controlling the Assault of Non-Solicited Pornography and Marketing Act (CAN-SPAM) and the Telephone Consumer Protection Act (TCPA) impose specific requirements on communications with consumers. The TCPA, for instance, imposes various consumer consent requirements and other restrictions on certain telemarketing activity and other communications with consumers by phone, fax or text message. TCPA violations can result in significant financial penalties, including penalties or criminal fines imposed by the Federal Communications Commission (the “FCC”) or fines of up to $1,500 per violation imposed through private litigation or by state authorities. We may also use parental consent and identity verification technologies (including those offered by or through service providers) that may capture biometric information or identifiers that may subject us to applicable biometric privacy requirements. For example, the Illinois Biometric Information Privacy Act (BIPA), regulates the collection, use, safeguarding, and storage of Illinois residents’ biometric information or identifiers. The TCPA and BIPA provide for substantial penalties and statutory damages and have generated significant class action activity. The costs of litigating and/or settling a TCPA, BIPA or similar legal claim could be significant.
Additionally, regulators are increasingly scrutinizing companies that process children’s data. We are subject to COPPA, which applies to operators of certain websites and online services directed to children under the age of 13 or with actual knowledge that they collect or maintain personal information from children under the age of 13. COPPA may be enforced by state Attorneys General or the FTC, which is empowered to impose civil penalties of up to $51,744 per violation as well as injunctive and equitable relief for violations. COPPA requirements may be modified, interpreted, or applied in new manners that we may be unable to anticipate or prepare for appropriately. Additional laws and regulations that apply to children’s data under certain circumstances have been adopted or proposed in recent years, including the EU GDPR and the UK GDPR, the DSA, the UK Age-Appropriate Design Code, the CCPA and other comprehensive state privacy laws, and California’s Age-Appropriate Design Code Act. These laws generally impose various obligations on companies that process children’s data, such as requiring certain consents to process such data, and extending certain rights to children and their parents with respect that data. Some of these obligations have wide ranging applications, including for services that do not intentionally target child users (defined in some circumstances a user under the age of 18 years old). These laws are or may be subject to legal challenges and changing interpretations, which may further complicate our efforts to comply with these laws.

In the United States, several states enacted laws regulating social media companies and platforms. These laws, such as the Utah Social Media Regulation Act and the Arkansas Social Media Safety Act, seek to limit social media companies from, among other things, displaying and targeting advertising to accounts held by minors (defined as those under 18) and provide certain rights to parents with respect to data of their children and access to social media platforms. These laws may be subject to legal challenges and the attendant heightened scrutiny associated with processing certain children’s data on social media platforms may lead to increased compliance costs and obligations on us, to the extent we could be considered subject to these laws.
Outside the United States, an increasing number of laws, regulations, and industry standards may govern personal data privacy and security. Without limitation, the following personal data laws may apply to our operations such as EU GDPR, the UK GDPR, the Swiss Federal Act on Data Protection (or “FADP”), Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais, or “LGPD”) (Law No. 13,709/2018), Australia’s Privacy Act, Canada’s Personal Information Protection and Electronic Documents Act (“PIPEDA”) (and other Canadian provincial laws), India’s Information Technology Act and supplementary rules, and China’s Personal Information Protection Law (“PIPL”) all impose strict requirements for processing personal data. For example, local data protection authorities in both the EEA and UK may take an enforcement action against us with respect to a violation of their applicable requirements. Under the EU GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros under the EU GDPR and 17.5 million pounds sterling under the UK GDPR, or 4% of annual global revenue, whichever is greater, and private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.
In addition, we may be unable to transfer personal data from Europe, the UK, and other jurisdictions to the United States or other countries due to data localization requirements or limitations on cross-border data flows. Europe, the UK, and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the EEA and the UK have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EU-US Data Privacy Framework and the EEA and UK’s standard contractual clauses, these mechanisms are subject to legal challenges (which may result in their invalidation). There is no assurance that we can satisfy or rely on these measures in all circumstances to transfer personal data to the United States, as they alone may not necessarily be sufficient as transfers must be assessed on a case-by-case basis and the requirements may change if they are challenged. If there is no lawful manner for us to transfer personal data from the EEA, the UK, or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Some European regulators have prevented companies from transferring personal data out of Europe for allegedly violating the EU GDPR’s cross-border data transfer limitations.
Our personnel currently use generative artificial intelligence (“AI”) technologies to perform their work for example in the context of development productivity tools and limited internal communication. The disclosure and use of personal data in generative AI technologies may be subject to various privacy laws and other obligations. Governments have passed and are likely to pass additional laws regulating generative AI. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and consumer lawsuits. In addition to data privacy and security laws, we may be contractually subject to industry standards adopted by industry groups and may become subject to such obligations in the future. We may also be bound by other contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful.
We publish privacy policies, marketing materials, and other statements, such as compliance with certain certifications or self-regulatory principles, regarding data privacy and security. If these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, or not representative of our practices, we may be subject to investigation, enforcement actions by regulators, or other adverse consequences.

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
We are also subject to evolving European Union and UK privacy laws on cookies, tracking technologies and e-marketing. In the European Union and the UK, regulators are increasingly focusing on compliance with requirements related to the behavioral, interest-based, or tailored advertising ecosystem. Enforcement actions could lead to substantial costs, require significant systems and/or operational changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, and subject us to additional liabilities. In light of the complex and evolving nature of European Union, EU Member State and UK privacy laws on cookies and tracking technologies, there can be no assurances that we will be successful in our efforts to comply with such laws; violations of such laws could result in regulatory investigations, fines, orders to cease or change our use of such technologies, as well as civil claims including class actions, and reputational damage. Outside of Europe, other laws further regulate behavioral, interest-based, or tailored advertising, making certain online advertising activities more difficult and subject to additional scrutiny. For example, the CCPA grants California residents the right to opt-out of a company’s sharing of personal data for advertising purposes in exchange for money or other valuable consideration.
Further, because we accept debit and credit cards for payment of certain products and services, we are subject to the Payment Card Industry Data Security, or the PCI Standard, issued by the Payment Card Industry Security Standards Council, with respect to payment card information. The PCI DSS requires merchants to adopt certain measures to protect the security of cardholder information, such as using and maintaining firewalls, adopting proper password protections for certain devices and software, and restricting data access. Compliance with the PCI Standard and implementing related procedures, technology and information security measures requires ongoing attention and devotion of resources. Costs and potential problems and interruptions associated with the implementation and maintenance of systems and technology, such as those necessary to achieve compliance with the PCI Standard could also disrupt or reduce the efficiency of our operations. Noncompliance with PCI DSS, to the extent applicable to us, can result in penalties ranging from $5,000 to $100,000 per month by credit card companies, litigation, damage to our reputation, and revenue losses. Generally, we rely on vendors to process payment card data and those vendors may be subject to PCI DSS. Our business may be negatively affected if our vendors are fined or suffer other consequences as a result of PCI DSS noncompliance.
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
We have in the past received inquiries and been subject to investigations, proceedings, orders, and other various inquiries and claims brought by regulators and private claimants regarding our data privacy (including in relation to children’s data) and security practices and processing of personal data.
Providers of online websites, applications and services are subject to various laws, regulations and other requirements relating to children’s privacy and protection, which if violated, could subject us to an increased risk of litigation and regulatory actions.
Children’s privacy has been a regular focus of regulatory enforcement activity and subjects our business to potential liability that could adversely affect our business, financial condition, or operating results. The FTC and state attorneys general in the U.S. have in recent years increased enforcement of COPPA. In addition, the GDPR prohibits certain processing of the personal information of children under the age of thirteen to sixteen (depending on jurisdiction) without parental consent. The CCPA requires companies to obtain the consent of children in California under the age of sixteen (or parental consent for children under the age of thirteen) before selling their personal information. In addition, several jurisdictions have issued enforceable codes for designing online services that will be used by children. For example, the UK’s Age Appropriate Design Code requires online services to consider the privacy and data protection impacts of children’s use of such services and to build in protections and controls to address such risks. Our services include the collection of data, including personal data and precise geolocation data, directly from devices associated with children, which fall within the scope of these child privacy laws, regulations and requirements. Although we take reasonable efforts to comply with these laws and regulations, we may in the future face claims under COPPA, the GDPR, the CCPA, or other laws relating to children’s privacy.
Although we take certain efforts designed to comply with these laws and regulations, we may in the future face claims under COPPA, the GDPR, the CCPA or other laws relating to children’s privacy. There are also a number of legislative or regulatory proposals pending before the U.S. Congress, the FTC, various state legislative bodies and foreign governments concerning child or teen safety, content regulation and data protection that could affect us if enacted in the future.
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
With respect to data or information system vulnerabilities, we may be unable now or in the future to detect all vulnerabilities or other compromises in our data or information systems because such threats and techniques change frequently, are often sophisticated in nature, and may not be detected until after a security incident has occurred. While we presently have identified certain vulnerabilities in our information systems, we take steps designed to mitigate the risks associated with such known vulnerabilities. These steps include implementing compensating controls and other protective measures designed to address certain vulnerabilities. There can be no assurance that these controls and measures will always be effective and thus there remains risks associated with both known and unknown vulnerabilities. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.
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
While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. For example, we and our third-party providers have been and may in the future be compromised by the aforementioned or similar threats, and result in unauthorized, unlawful, or accidental processing of our information, or vulnerabilities in the products or systems upon which we rely. For example, in 2023, we experienced two credential stuffing attacks that resulted in unauthorized access to a limited number of members’ personal data. In response to each attack, we launched an investigation to determine what occurred, what information was potentially affected and how we could implement further actions designed to prevent similar incidents in the future (such as allowing users to enable multi-factor authentication). Our investigation revealed that the credential stuffing attacks likely leveraged user credentials from other data breaches (not associated with us). We determined that neither of these incidents were material to the Company.
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
Similarly, under our warranty program agreement with Cover Genius Warranty Services, LLC (“Cover Genius”), Cover Genius administers warranties and service contracts on behalf of Tile. If the Cover Genius contract were terminated or not renewed, Tile would be required to enter into a new warranty program agreement and such agreement may not be available on reasonable terms, or at all, and could be disruptive and costly, and may have an adverse impact on Tile’s business, financial condition and results of operations.
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
In order for us to succeed, our information technology systems and infrastructures must perform well on a consistent basis. Our products and systems rely on software and hardware that are highly technical and complex and depend on the ability of such software and hardware to store, retrieve, process and manage immense amounts of data. We may in the future experience system interruptions that make some or all of our systems or data temporarily unavailable and prevent our products from functioning properly for our members; any such interruption could arise for any number of reasons, including software bugs and human errors. Further, our systems and infrastructures are vulnerable to damage from fire, power loss, hardware and operating software errors, cyber-attacks, technical limitations, telecommunications failures, acts of God, the financial insolvency of third parties that we work with, global pandemics and other public health crises, and other unanticipated problems or events. While we have backup systems in place for certain aspects of our operations, not all of our systems and infrastructures are fully redundant. Disaster recovery planning can never account for all possible eventualities and even if we anticipate an incident, our incident response, business continuity and disaster recovery plans may not be sufficient to timely and effectively address the issue, and our property and business interruption insurance coverage may not be adequate to compensate us fully for any losses that we may suffer. Any interruptions or outages, regardless of the cause, could negatively impact our members’ experiences with our products, tarnish our brand reputations and decrease demand for our products, any or all of which could materially adversely affect our business, financial condition and results of operations. Moreover, even if detected, the resolution of such interruptions may take a long time, during which customers may not be able to access, or may have limited access to, the service. See “—If our information technology systems or data, or those of third parties upon which we rely, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse consequences.”
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

We also rely upon trade secret laws to protect intellectual property that may not be patentable, or for which we believe patent protection is too expensive or otherwise undesirable. While it is our policy to enter into confidentiality agreements with employees and third parties to protect our proprietary expertise and other trade secrets, we cannot guarantee that we have entered into such agreements with each party that has developed intellectual property on or behalf, or that has or may have had access to our proprietary information or trade secrets. Even if entered into, these agreements may otherwise fail to effectively prevent disclosure of proprietary information, may be limited as to their term and may not provide an adequate remedy in the event of unauthorized disclosure or use of proprietary information. Monitoring unauthorized uses and disclosures is difficult, and we do not know whether the steps we have taken to protect our proprietary technologies will be effective. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret can be difficult, expensive and time-consuming, and the outcome is unpredictable. Some courts inside and outside the United States may be less willing or unwilling to protect trade secrets. In addition, technology that we protect as a trade secret may still be independently developed by others, and trade secret laws do not protect against the use and disclosure of such independently developed technologies. If any of our confidential or proprietary information, such as our trade secrets, were to be disclosed or misappropriated, or if any such information were independently developed by a competitor, our competitive position would be materially adversely harmed.
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

The adoption of any laws or regulations that adversely affect the popularity or growth in use of the internet or our services, including laws or regulations that undermine open and neutrally administered internet access, could decrease member demand for our service offerings and increase our cost of doing business. For example, in December 2017, the FCC adopted an order reversing net neutrality protections in the United States, including the repeal of specific rules against blocking, throttling or “paid prioritization” of content or services by internet service providers. To the extent internet service providers engage in such blocking, throttling or “paid prioritization” of content or similar actions as a result of this order and the adoption of similar laws or regulations, our business, financial condition and results of operations could be materially adversely affected.
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
The European Union is also focused on the regulation of digital services. The DSA came into force in 2022, with the majority of the substantive provisions taking effect in 2024. The DSA may increase our compliance costs, require changes to our user interfaces, processes, operations, and business practices which may adversely affect our ability to attract, retain and provide our services to users, and may otherwise adversely affect our business, operations and financial condition. Some European jurisdictions and the UK have also proposed or intend to pass legislation that imposes new obligations and liabilities on platforms with respect to certain types of harmful content. While the scope and timing of these proposals are currently uncertain, if the rules, doctrines or currently available defenses change, if international jurisdictions refuse to apply similar protections that are currently available in the United States, or the European Union or if a court were to disagree with our application of those rules to our service, we could be required to expend significant resources to try to comply with the new rules or incur liability, and our business, financial condition and results of operations could be harmed.
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
We have been in the past, are, and may in the future become, subject to litigation and various legal proceedings (including, without limitation, government and private party inquiries and claims), including litigation and proceedings related to intellectual property matters, data privacy, data security, and consumer protection laws, as well as stockholder derivative suits, class action lawsuits, actions from former employees and other matters, that involve claims for substantial amounts of money or for other relief or that might necessitate changes to our business or operations. We have received, and may in the future continue to receive, inquiries from regulators regarding our compliance with law and regulations, including those related to data protection and consumer rights, and due to the nature of our business and the rapidly evolving landscape of laws relating to data privacy, cybersecurity, consumer protection and data use, we expect to continue to be the subject of regulatory investigations and inquiries in the future. The defense of these legal proceedings could be time-consuming and expensive and could distract our personnel from their normal responsibilities. The results of any such litigation, investigations and legal proceedings are inherently unpredictable and expensive. We evaluate these litigation claims and legal proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, we may establish reserves or disclose the relevant litigation claims or legal proceedings, as and when required or appropriate. These assessments and estimates are based on information available to management at the time of such assessment or estimation and involve a significant amount of judgment. As a result, actual outcomes or losses could differ materially from those envisioned by our current assessments and estimates. If any of these legal proceedings were to be determined adversely to us, or we were to enter into a settlement arrangement, we could be forced to change the way in which we operate our business or be exposed to monetary damages that, to the extent not covered by our insurance, could have a material adverse effect on our business, financial condition and results of operations. See “Item 3. Legal Proceedings.”
Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.
In general, under Section 382 of the U.S. Internal Revenue Code of 1986, as amended, or (the “Code”), a corporation that undergoes an ‘‘ownership change’’ is subject to limitations on its ability to utilize its pre-change net operating losses, or (“NOLs”), to offset future taxable income. A Section 382 ‘‘ownership change’’ generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. As of December 31, 2023, we have approximately $197.5 million and $81.0 million of federal and state net operating loss carryforwards, respectively, available to offset future taxable income which, if not utilized, will begin to expire in varying amounts in 2027. Our ability to utilize NOLs may be currently subject to limitations due to a prior ownership change. In addition, future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code, further limiting our ability to utilize NOLs arising prior to such ownership change in the future. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. We have recorded a full valuation allowance against the net deferred tax assets attributable to our NOLs.
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

Tax laws are being re-examined and evaluated globally. New laws and interpretations of the law are taken into account for financial statement purposes in the quarter or year that they become applicable. Tax authorities are increasingly scrutinizing the tax positions of companies. Many countries in the European Union, as well as a number of other countries and organizations, such as the Organization for Economic Cooperation and Development (“OECD”) and the European Commission, are actively considering changes to existing tax laws that, if enacted, could increase our tax obligations in countries where we do business. These proposals include changes to the existing framework to calculate income tax, as well as proposals to change or impose new types of non-income taxes, including taxes based on a percentage of revenue. For example, several countries in the European Union have proposed or enacted taxes applicable to digital services, which includes business activities on social media platforms and online marketplaces, and would likely apply to our business. Many questions remain about the enactment, form and application of these digital services taxes. The interpretation and implementation of the various digital services taxes (especially if there is inconsistency in the application of these taxes across tax jurisdictions) could have a materially adverse impact on our business, financial condition, results of operations and cash flows. Further, more than 140 countries agreed to enact the Pillar II global minimum tax. While the OECD issued a framework model, each country will enact its own laws to incorporate Pillar II. While Pillar II is a global model, the country by country enactment of different laws to incorporate the framework is complex and there is uncertainty as to how the enactment of these laws will impact the Company. These changes could increase our total tax burden in the future. Moreover, the U.S. government may enact significant changes to the taxation of business entities including, among others, the imposition of minimum taxes or surtaxes on certain types of income (such as the recent United States Inflation Reduction Act which, among other changes, introduced a 15% corporate minimum tax on certain United States corporations and a 1% excise tax on certain stock redemptions by the United States corporations). Furthermore, if the U.S. or other foreign tax authorities change applicable tax laws or practices, our overall taxes could increase, and our business, financial condition and results of operations may be adversely impacted.
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
We are subject to ASX listing and associated Australian regulatory requirements, and may in the future determine to concurrently list our shares on a U.S. securities exchange as well, which will have its own listing and regulatory requirements. Such exchanges will have different trading hours, trading characteristics (including trading volume and liquidity), trading and listing rules, and investor bases (including different levels of retail and institutional participation). As a result of these differences, the trading prices of our CDIs and our common stock may not be the same, even allowing for currency differences. Fluctuations in the price of our common stock due to circumstances unusual to the U.S. capital markets could materially and adversely affect the price of the CDIs, or vice versa. Certain events having significant negative impact specifically on the Australian capital markets may result in a decline in the trading price of our CDIs notwithstanding that such event may not impact the trading prices of securities listed in the United States generally or to the same extent, or vice versa.

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
Further, ASX Listing Rules prohibit us from buying back CDIs on-market at a price which is 5% or more above the volume weighted average market price of our CDIs, calculated over the last five days on which sales of CDIs were recorded before the day on which the purchase under the buy-back was made, which, as a result, may make it more difficult to repurchase our CDIs on-market. In addition, should we wish to undertake an on-market buy-back, the ASX may impose further requirements on us as if we were subject to the Corporations Act, which may include the need to obtain stockholder approval to do so.
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

We identified a material weakness in our internal control over financial reporting in the past. If we identify additional material weaknesses in our future or otherwise fail to maintain effective internal control over financial reporting, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business and the price of our common stock and CDIs.
We are required, pursuant to Section 404 Sarbanes-Oxley Act of 2002 (“Section 404”), to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In addition, because we ceased to be an “emerging growth company” as defined in the Jumpstart our Business Startups Act of 2012 as of December 31, 2023, our independent registered public accounting firm is required to formally attest to the effectiveness of our internal control over financial reporting commencing with this Annual Report on Form 10-K for the year ended December 31, 2023. Our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed, or operating. Our compliance with Section 404 requires that we incur substantial accounting expense and expend significant management efforts. We may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and update the systems and process documentation necessary to perform the evaluation needed to comply with Section 404. Any failure to maintain effective disclosure controls and internal control over financial reporting could harm our business, results of operations, and financial condition and could cause a decline in the trading price of our common stock and CDIs.

In connection with the preparation and audit of our financial statements as of and for the fiscal year ended December 31, 2022, our management identified a material weakness in our internal control over financial reporting related to management’s risk assessment process over information technology general controls (ITGCs), including certain controls over logical access, segregation of duties and change management, and certain process level controls including information used in the execution of those controls that impacted our financial reporting processes. During 2023, we identified and implemented remedial measures to address the control deficiencies that led to the material weakness and determined our internal controls over financial reporting were effective as of December 31, 2023. However, there can be no assurance that remedial measures will continue to operate or that they will prevent other control deficiencies or material weaknesses, and we may identify additional material weaknesses in our internal control over financial reporting in the future. If we identify additional material weaknesses in our internal control over financial reporting in the future, there could be errors in our annual or interim consolidated financial statements that could result in a restatement of our financial statements or could cause us to fail to meet our reporting obligations. As a further result, our access to capital markets and perceptions of our creditworthiness could be adversely affected, any of which could diminish investor confidence in us and cause a decline in the price of our common stock and CDIs.
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
We may be required to delay recognition of revenue for a significant period of time after entering into a future agreement due to a variety of factors, including but not limited to, whether:
•the transaction involves acceptance criteria or other terms that may delay revenue recognition; or
•the transaction involves performance milestones or payment terms that depend upon contingencies; or
•the customer requires significant modifications, configurations or complex interfaces that could delay delivery or acceptance of our products or services
Because of these factors and other specific revenue recognition requirements under GAAP, we must have very precise terms in our contracts to recognize revenue when we initially provide access to our platform or other products. Although we strive to enter into agreements that meet the criteria under GAAP for current revenue recognition on delivered performance obligations, our agreements are often subject to negotiation and revision based on the demands of our customers. The final terms of our agreements sometimes result in deferred revenue recognition, which may adversely affect our financial results in any given period. In addition, more customers may require extended payment terms, shorter term contracts or alternative licensing arrangements that could reduce the amount of revenue we recognize upon delivery of our other products and could adversely affect our short-term financial results.
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
Severe weather and natural disasters, including hurricanes, tornados, earthquakes, fires, droughts and floods, acts of war or terrorism (such as the recent escalation in regional conflicts exemplified by Russia’s invasion of Ukraine), epidemics and global pandemics (such as COVID-19), theft, civil unrest, government expropriation, condemnation or other external events in the markets where our apps are available for download or where our customers live could have a significant effect on our ability to conduct business. Such events could affect the stability of our deposit base, cause significant property damage, impair employee productivity, result in loss of revenue and/or cause us to incur additional expenses. For example, the conflict in Ukraine delayed certain projects due to temporarily reduced engineering capacity while we redeployed local teams. The occurrence of any such event could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.

Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
Risk Management and Strategy
We take a layered approach to cybersecurity leveraging multiple levels of controls designed to mitigate and minimize cybersecurity risks and protect the confidentiality, integrity, and availability of our critical systems and information. We have established and implemented policies and processes designed to assess, identify, and manage risks from cyber security threats, including product and SaaS security, and have integrated these into our operating model and enterprise risk management processes. We monitor for, and assess, material risks from cyber security threats such as unauthorized occurrences or events on or conducted through our information systems that may result in adverse effects to the confidentiality, integrity, or availability of our information systems or information, including personal information, proprietary information and intellectual property.
Identification and Assessment
To identify and assess risk, we maintain a cybersecurity risk register which is reviewed regularly and updated as appropriate. These risk assessments include identification of reasonably foreseeable internal and external risks, the likelihood and potential damages that could result from such risks (to the extent known), and the potential sufficiency of existing mitigating policies, procedures, systems, and safeguards. Risk is scored based on the potential impact to the business (inherent risk) and re-scored based on mitigations in place (residual risk). Following this assessment, we determine opportunities for further mitigating identified risks.
Risk Mitigation
We implement and maintain various technical, physical, and organizational measures, processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats, including product and SaaS security. These measures vary depending on the environment and threat. For example, we monitor our information systems, networks, and devices for potential threats, utilizing multiple mechanisms. We maintain Network Security Operations (NSO) and Site Reliability Engineering (SRE) teams to respond to potential threats or anomalies. We update vendor-provided tools (e.g. data management systems, financial reporting systems and infrastructure systems) in an effort to address identified vulnerabilities or threat vectors arising through vendor-provided products and services. We have adopted policies and standards aimed at implementing product security, including: conducting third-party penetration testing of our SaaS solutions; developing code based on a Security Software Development Lifecycle (SSDLC) process; and using automated tools for static code analysis and open-source scanning.
Changes to material systems are governed by our change management processes. Certain systems are scanned for static and dynamic vulnerabilities. Automatic and manual penetration tests of certain environments are performed frequently and often through third-party testing groups.
We have processes in place designed to control access to material systems and such processes are reviewed and updated as appropriate. We utilize certain controls such as two-factor authentication, intelligent anomaly detection and centralized identity and access management tools, designed to mitigate the risk of inappropriate access to internal user accounts.
We use third-party service providers to assist us from time to time to identify, assess, and manage material risks from cybersecurity threats, including for example dynamic vulnerability testing, third party library vulnerability scanning, end-point management, enterprise monitoring tool, Attack Surface Management, web application firewall (WAF)/distributed denial-of-service (DDoS)/constant delivery network (CDN)/domain name server (DNS) protection, and backups and recovery. We also utilize service providers to assist with cybersecurity risk assessments.
Vendor Management
In providing our products and services, we make extensive use of third-party vendors and applications. We onboard material vendors through a vendor review process, which includes a security assessment and a determination of what is required (for example, policies, procedures, technical controls, or physical controls) in an effort to securely configure any interaction with them. Vendors providing certain services may be subject to greater scrutiny, including reviews of any relevant certifications and/or independent testing of their products or systems. Certain vendors are reviewed annually in an effort to assess continued compliance with their obligations to us, and as relevant, the risk that they pose to our cybersecurity posture. Such reviews typically depend on the nature of the data and/or systems that these vendors may have access to or with which they otherwise interact.

Additional Information
For additional information regarding whether any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect our company, including our business strategy, results of operations, or financial condition, please refer to Item 1A, “Risk Factors,” in this annual report on Form 10-K, including the risk factors entitled “Risk Factors—Risks Related to Privacy and Cybersecurity.”
Governance
Responsibilities of the Board of Directors
Our Board provides oversight of our risk management process, including risks from cybersecurity threats. Our Board is responsible for monitoring and assessing strategic risk exposure and the mitigation and remediation of cybersecurity incidents, and our executive officers (including our CEO, CFO, and COO) are responsible for the day-to-day management of the material risks we face, including cybersecurity risks. Our Board administers its cybersecurity risk oversight function as a whole, as well as through the Audit and Risk Committee (“ARC”). Our corporate security team informs the Board and ARC of certain cybersecurity risks and threats during quarterly meetings and provide materials shared in connection with such meetings, as well as ad hoc updates when there are material developments or changes that may impact cybersecurity risk to the company. Refer to “Item 10. Directors, Executive Officers and Corporate Governance” section of this Annual Report for additional information regarding the ARC and other committees of the Board as well as the ARC charter.
Responsibilities of Management
Our corporate security team consists of the Manager of Security Engineering, a Senior Security Engineer, a Senior SRE and a Security Engineering Contractor. The corporate security team is primarily responsible for assessing and managing material risks from cyber security threats, defining and overseeing our corporate security program, reviewing technical designs and vendors for security risks, and managing our security tools and infrastructure. Our corporate security team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the information technology systems environment, including those described in “Risk Management and Strategy.” The corporate security team reports to the Senior Manager of Information Technology, who reports to the Senior Director of Engineering Operations which maintains responsibility for our cyber security program.
The corporate security team has a combined professional experience of several decades in cybersecurity and related fields, including software and hardware engineering, information technology systems, devops, and security program management. They hold a range of certifications in security and technology, such as in LCSPC, ISO/IEC 27001:2013, OSCP, SANS SEC, CSSLP and AWS. Several team members participate in groups that focus on information security such as OWASP, Open Security Summit and other professional organizations and projects.
Our Manager of Security Engineering provides frequent briefings to management regarding the Company’s cyber security risks and risk-mitigation efforts, which may include recent incidents and related responses, newly identified risks, changes to the security program, and activities of third parties and vendors, as appropriate. Management provides cybersecurity updates to executive management and the Board through meetings and materials shared in connection with those meetings, as well as ad hoc updates when there are material developments or changes.
Incident Response Procedures
Our cybersecurity incident response procedures are designed to escalate certain cyber security incidents to our executive officers and the Board as appropriate. Upon initial discovery of a potential incident, a member of the corporate security team leads the initial potential incident response efforts. Potential incidents are scored based on impact (including potential impact), and if certain criteria are met, the technical response team is broadened to include a representative from the Company’s legal team and other relevant stakeholders (such as executive management) as appropriate. Our incident response team or its designee, provides relevant updates to the Chief Executive Officer or other Company senior management and the Board, as appropriate.

Item 2. Properties.
In January 2023, we moved our corporate headquarters from San Francisco, California to San Mateo, California, where we lease approximately 7,390 square feet of space under a lease that expires on November 30, 2026. Our corporate headquarters currently accommodates our principal, development, engineering, marketing and administrative activities. All of our facilities are leased. Beginning in 2020 at the start of the COVID-19 pandemic, we began operating as a remote-first company with plans to continue as such indefinitely. We believe that our current facilities are adequate to meet our current needs and that, should it be needed, suitable additional or alternative space will be available to accommodate our operations.

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
Holders of Record
As of February 22, 2024, there were approximately 591 stockholders of record. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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

Performance Graph
The following performance graph shows a comparison of the change in the cumulative total return for our common stock, the S&P 500 Index, and the ASX 200 Index between June 30, 2019, the first quarter end after our common stock commenced trading on the Australian Securities Exchange on May 10, 2019, and December 31, 2023. All values assume an initial investment of $100 and reinvestment of any dividends. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our common stock.

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
None.
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

A discussion of our financial condition and results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2022 is presented below. A discussion of our financial condition and results of operations for the year ended December 31, 2022 compared to the year ended December 31, 2021 is included under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within our Form 10-K filed with the SEC on March 23, 2023.
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
For the years ended December 31, 2023 and 2022, Life360 generated:
•Total revenues of $304.5 million and $228.3 million, respectively, representing year-over-year growth of 33%;
•Subscription revenues of $220.8 million and $153.3 million, respectively, representing year-over-year growth of 44%;
•Hardware revenues of $58.2 million and $47.9 million, respectively, representing year-over-year growth of 21%;
•Other revenues of $25.5 million and $27.1 million, respectively, representing year-over-year decline of 6%;
•Gross profit of $222.6 million and $148.6 million, respectively, representing year-over-year growth of 50%; and
•Net loss of $28.2 million and $91.6 million, respectively.
Key Factors Affecting Our Performance
As we focus on growing our customers and revenue, and achieving profitability while investing for the future and managing risk, expenses and capital, the following factors and others identified in the section of this Annual Report on Form 10-K titled “Item 1A. Risk Factors” have been important to our business and we expect them to impact our operations in future periods:
Ability to Retain Trusted Brand. We strongly believe in our vision to become the indispensable safety membership for families, with a suite of safety services that span every life stage of the family. Our business model and future success are dependent on the value and reputation of the Life360, Jiobit and Tile brands. Our brand is trusted by approximately 61 million members as of December 31, 2023, and because we know the value of trust is immeasurable, we will continue to work tirelessly to ensure that we provide useful, reliable, trustworthy and innovative products and services.
Attract, Retain and Convert Members. Our business model is based on attracting new members to our platform, converting free members to subscribers, and retaining and expanding subscriptions over time. Our continued success depends in part on our ability to offer compelling new products and features to our members, and to continue providing a quality user experience to convert and retain paying subscribers. We will also seek to increase brand awareness and customer adoption of our platform through various programs and digital and broad-scale advertising.
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
Attracting and Retaining Talent. We compete for talent in the technology industry. Our business relies on the ability to attract and retain talent, including engineers, data scientists, designers and software developers. As of December 31, 2023, we had approximately 508 employees and contractors. Our core values are aimed at simplifying safety for families and we believe there are people who want to work at a values-driven company like Life360. We believe that our ability to recruit talent is aided by our reputation.
Seasonality. We experience seasonality in our user growth, engagement, Paying Circles growth and monetization on our platform. Life360 has historically experienced member and subscription growth seasonality in the third quarter of each calendar year, which includes the return to school for many of our members. Hardware sales have historically experienced comparatively higher seasonal growth in the fourth quarter of each calendar year, which includes the important selling periods in November (Black Friday and Cyber Monday) and December (Christmas and Hanukkah) in large part due to seasonal holiday demand. As the majority of revenue is generated within the United States, our seasonality primarily relates to U.S. events. Accordingly, an unexpected decrease in sales over those traditionally high-volume selling periods may impact our revenue, result in surplus inventory and could have a disproportionate effect on our operating results for the entire fiscal year. Seasonality in our business can also be affected by introductions of new or enhanced products and services, including the costs associated with such introductions.
International Expansion. We believe our global opportunity is significant, and to address this opportunity, we intend to continue to invest in sales and marketing efforts and infrastructure and personnel to support our international expansion, including undertaking initiatives such as the international launch of our subscription offerings in United Kingdom for the year ended December 31, 2023. Our growth will depend in part on the adoption and sales of our products and services in international markets.
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
Hardware Revenue
We generate our hardware revenue from the sale of hardware tracking devices and related accessories. For hardware and accessories, revenue is recognized at the time products are delivered. We sell hardware tracking devices and accessories through a number of channels including our websites, brick and mortar retail and online retail.
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
Research and Development
Our research and development expenses consist primarily of personnel-related costs for our engineering, product, and design teams, material costs of building and developing prototypes for new products, mobile app development and allocated overhead. We believe that continued investment in our platform is important for our growth. We intend to continue to invest in research and development to bring new customer experiences and devices to market and expand our platform capabilities.
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
Results of Operations
The following tables set forth our consolidated statement of operations and comprehensive loss for the years ended December 31, 2023, 2022, and 2021. We have derived this data from our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. This information should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The results of historical periods are not necessarily indicative of the results of operations for any future period.

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Subscription revenue	$220,794	$153,287	$86,551
Hardware revenue	58,178	47,884	952
Other revenue	25,546	27,134	25,140
Total revenue	304,518	228,305	112,643
Cost of subscription revenue	30,975	30,659	17,807
Cost of hardware revenue	47,384	45,441	1,340
Cost of other revenue	3,522	3,607	3,621
Total cost of revenue(1)	81,881	79,707	22,768
Gross profit	222,637	148,598	89,875
Operating expenses(1):
Research and development	100,965	102,480	50,994
Sales and marketing	99,072	92,419	47,473
General and administrative	52,583	48,110	23,670
Total operating expenses	252,620	243,009	122,137
Loss from operations	(29,983)	(94,411)	(32,262)
Other income (expense):
Convertible notes fair value adjustment	(684)	1,786	(511)
Derivative liability fair value adjustment	(116)	1,295	(733)
Other income (expense), net	3,228	13	(178)
Total other income (expense), net	2,428	3,094	(1,422)
Loss before income taxes	(27,555)	(91,317)	(33,684)
Provision for (benefit from) income taxes	616	312	(127)
Net loss	(28,171)	(91,629)	(33,557)
Change in foreign currency translation adjustment	15	(6)	—
Total comprehensive loss	$(28,156)	$(91,635)	$(33,557)
____________________
(1)Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2023	2022	% Change
	(in thousands)
Cost of revenue
Subscription costs	$651	$684	(5)%
Hardware costs	1,096	514	113%
Other costs	43	237	(82)%
Total cost of revenue	1,790	1,435
Research and development	22,015	19,431	13%
Sales and marketing	3,059	3,834	(20)%
General and administrative	11,648	9,980	17%
Total stock-based compensation expense	$38,512	$34,680	11%
The following table sets forth our results of operations as a percentage of revenue:

	Year Ended December 31,
	2023	2022	2021
Subscription revenue	73%	67%	77%
Hardware revenue	19%	21%	1%
Other revenue	8%	12%	22%
Total revenue	100%	100%	100%
Cost of subscription revenue	10%	13%	16%
Cost of hardware revenue	16%	20%	1%
Cost of other revenue	1%	2%	3%
Total cost of revenue(1)	27%	35%	20%
Gross profit	73%	65%	80%
Operating expenses(1):
Research and development	33%	45%	45%
Sales and marketing	33%	40%	42%
General and administrative	17%	21%	21%
Total operating expenses	83%	106%	108%
Loss from operations	(10)%	(41)%	(29)%
Other income (expense):
Convertible notes fair value adjustment	—%	1%	—%
Derivative liability fair value adjustment	—%	1%	(1)%
Other income, net	1%	—%	—%
Total other income, net	1%	1%	(1)%
Loss before income taxes	(9)%	(40)%	(30)%
Provision for (benefit from) income taxes	—%	—%	—%
Net loss	(9)%	(40)%	(30)%
Change in foreign currency translation adjustment	—%	—%	—%
Total comprehensive loss	(9)%	(40)%	(30)%
___________________
(1)Includes stock-based compensation expense as follows:

Comparison of the years ended December 31, 2023 and 2022:
Revenue

	Year Ended December 31,		Change
	2023	2022	$	%
	(in thousands)
Subscription revenue	$220,794	$153,287	$67,507	44%
Hardware revenue	58,178	47,884	10,294	21%
Other revenue	25,546	27,134	(1,588)	(6)%
Total revenue	$304,518	$228,305	$76,213	33%

Total revenue increased $76.2 million, or 33%, during the year ended December 31, 2023 as compared to the year ended December 31, 2022.
Subscription revenue increased $67.5 million, or 44%, during the year ended December 31, 2023 as compared to the year ended December 31, 2022, primarily due to an increase in the number of paid subscriptions. Additionally, subscription revenue in the current period benefited from the impact of the monthly subscription price increases (over 50%) for U.S. Life360 subscriptions, which were implemented beginning in August 2022.

Hardware revenue increased $10.3 million, or 21%, during the year ended December 31, 2023 as compared to the year ended December 31, 2022, due to an increased number of net hardware units shipped, lower returns, and benefits of bundled Life360 subscription and hardware offerings.
Other revenue decreased $1.6 million, or 6%, during the year ended December 31, 2023 as compared to the year ended December 31, 2022, due to the short-term impacts of our strategic shift to focus on a single aggregated data partner and the terms associated with the arrangement.
Cost of Revenue, Gross Profit, and Gross Margin

	Year Ended December 31,		Change
	2023	2022	$	%
	(in thousands)
Subscription costs	$30,975	$30,659	$316	1%
Hardware costs	47,384	45,441	1,943	4%
Other costs	3,522	3,607	(85)	(2)%
Total cost of revenue	81,881	79,707	2,174
Gross profit	$222,637	$148,598	$74,039
Gross margin:
Subscription	86%	80%
Hardware	19%	5%
Other	86%	87%
Cost of subscription revenue increased $0.3 million, or 1%, during the year ended December 31, 2023 as compared to the year ended December 31, 2022, primarily related to increases of $1.2 million in technology expenses, $1.0 million in contractor expenses, and $0.1 million in depreciation and amortization associated with our growth. The increases were partially offset by a decrease of $1.5 million in personnel-related and stock-based compensation costs attributable to our integration with Tile and the restructuring of the combined workforce. We also saw a decrease of $1.8 million in membership offering costs as a result of the discontinuation of certain battery replacement related membership benefits, partially offset by a $1.3 million increase in other membership offering costs in line with the increase in revenue.

Subscription gross margin increased to 86% during the year ended December 31, 2023 from 80% during the year ended December 31, 2022, primarily due to the subscription price increases for U.S. Life360 subscriptions, which were implemented beginning in August 2022, and a decrease in membership offering costs related to the discontinuation of certain battery related membership benefits.
Cost of hardware revenue increased by $1.9 million, or 4%, during the year ended December 31, 2023 as compared to the year ended December 31, 2022, primarily due to an increase of $4.4 million in product, freight and battery expenses in line with the increased number of units sold. We also saw an increase of $0.8 million in personnel-related and stock-based compensation costs attributable to the increased volume of stock-based awards granted throughout the year ended December 31, 2023, and an increase of $0.3 million in professional and outside services and contractor spend to support our growth. The increases were offset by a $2.3 million decrease in fulfillment, logistics, and other expenses largely reflecting the efficiencies achieved post Tile Acquisition, a $1.1 million decrease in technology expenses related to improved efficiencies post-acquisition with Tile, and a $0.4 million decrease in membership offering costs related to the discontinuation of certain battery related membership benefits. The remaining increase of $0.2 million is attributable to other cost of hardware revenue associated with our growth.
Hardware gross margin increased to 19% during the year ended December 31, 2023 from 5% during the year ended December 31, 2022, primarily due to efficiencies achieved within the Company as decreased fulfillment and logistics costs were incurred as a percentage of revenue during the year ended December 31, 2023 as compared to the year ended December 31, 2022. The improvement in hardware gross margin was also due to a release of reserve for hardware returns recorded in the three months ended June 30, 2023.
Cost of other revenue decreased by $0.1 million, or 2%, during the year ended December 31, 2023 as compared to the year ended December 31, 2022, primarily due to a decrease of $0.3 million in personnel-related expenses and stock-based compensation costs associated with the reduction in workforce which took place during the three months ended March 31, 2023. The decrease was partially offset by an increase of $0.2 million in technology expenses, to support the existing customer base.

Other gross margin decreased slightly to 86% during the year ended December 31, 2023 from 87% during the year ended December 31, 2022, primarily due to costs outpacing the decreased other revenue.
Research and Development

	Year Ended December 31,		Change
	2023	2022	$	%
	(in thousands)
Research and development	$100,965	$102,480	$(1,515)	(1)%
Research and development expenses decreased $1.5 million, or 1%, during the year ended December 31, 2023 as compared to the year ended December 31, 2022. The decrease was primarily due to decreases of $2.6 million in technology expenses, $1.8 million in professional and outside services spend, and $1.1 million in contractor spend, due to our decreased need as a result of the Tile and Jiobit businesses being fully integrated. These decreases were offset by an increase of $2.8 million in personnel-related and stock-based compensation, primarily related to an increased volume of stock grants awarded to employees and an increase of $0.9 million related to a raw materials inventory write-off. The remaining increase of $0.3 million is attributable to other research and development expenses.
Sales and Marketing

	Year Ended December 31,		Change
	2023	2022	$	%
	(in thousands)
Sales and marketing	$99,072	$92,419	$6,653	7%

Sales and marketing expenses increased $6.7 million, or 7%, during the year ended December 31, 2023 as compared to the year ended December 31, 2022. The increase was primarily due to a $10.1 million increase in marketing expenses consisting of increases of $11.3 million in Channel Partner commission charges due to increased subscription sales and $2.1 million in paid user acquisition spend, partially offset by a $3.3 million decrease in other marketing spend. The increases were partially offset by a decrease of $2.4 million in professional and outside services and contractor spend due to our decreased need as a result of the Tile and Jiobit businesses being fully integrated. We also saw a decrease of $0.7 million in personnel and related costs and stock-based compensation primarily due to the reduction in workforce which took place during the three months ended March 31, 2023. The remaining decrease of $0.3 million is attributable to other sales and marketing expenses.
General and Administrative

	Year Ended December 31,		Change
	2023	2022	$	%
	(in thousands)
General and administrative	$52,583	$48,110	$4,473	9%
General and administrative expense increased $4.5 million, or 9%, during the year ended December 31, 2023 as compared to the year ended December 31, 2022. The increase was primarily due to a $5.3 million gain on revaluation of contingent consideration related to the Jiobit Acquisition recorded during the year ended December 31, 2022 and a $0.1 million increase in technology costs. The increase was partially offset by a $0.3 million decrease in personnel and related costs and stock-based compensation primarily due to the reduction in workforce which took place during the three months ended March 31, 2023, and a decrease of $1.6 million in professional and outside services due to continued operational efficiencies. The remaining increase of $1.0 million is attributable to other general and administrative expenses.
Convertible Notes Fair Value Adjustment
For the years ended December 31, 2023 and 2022, the Company recorded a loss associated with the convertible notes fair value adjustment of $0.7 million and a gain of $1.8 million, respectively. The changes in fair value are primarily driven by the share price volatility and reduction in time to convert.
Derivative Liability Fair Value Adjustment
For the years ended December 31, 2023 and 2022, the Company recorded a loss associated with the derivative liability fair value adjustment of $0.1 million and a gain of $1.3 million, respectively. The changes are due to the revaluation of the derivative liability at each reporting period and are related to embedded redemption features bifurcated from the July 2021 Convertible Notes issued to investors.
Other Income (Expense), Net
Other income (expense), net increased $3.2 million, or 24,731%, during the year ended December 31, 2023 as compared to the year ended December 31, 2022. The increase was driven by an increase in dividend income earned due to a higher average gross yield and favorable currency revaluation impacts in the current periods compared to the same periods in the prior year. Other income (expense) includes interest income, dividend income, foreign exchange losses, and interest expense associated with the July 2021 Convertible Notes.
Provision for (Benefit from) Income Taxes
The provision for (benefit from) income taxes increased $0.3 million, or 97%, during the year ended December 31, 2023 as compared to the year ended December 31, 2022.

Key Performance Indicators
We review several operating metrics, including the following key performance indicators, to evaluate our business, measure our performance, identify trends affecting our business, develop financial forecasts and make strategic decisions. We believe these key performance indicators are useful to investors because they allow for greater transparency with respect to key metrics used by management in its financial and operational decision-making, and they may be used by investors to help analyze the health of our business. Key operating metrics are presented in millions, except ARPPC, Average Revenue per Paying Subscription (“ARPPS”) and Average Sales Price (“ASP”), however percentage changes are calculated based on actual results. As a result, percentage changes may not recalculate based on figures presented due to rounding. Please refer to “Results of Operations” for additional metrics management reviews in conjunction with the consolidated financial statements.
Key Operating Metrics

	As of and for the years ended December 31,
	2023	2022	% Change
	(in millions, except ARPPC, ARPPS and ASP)
AMR	$274.1	$224.4	22%
MAUs	61.4	48.6	26%
Paying Circles[1]	1.8	1.5	21%
ARPPC[1]	$121.09	$96.95	25%
Subscriptions[1,2]	2.4	2.1	17%
ARPPS[1,2]	$99.53	$80.63	23%
Net hardware units shipped[2]	4.0	3.6	12%
ASP[2]	$13.48	$13.47	—%
__________
1 Metrics presented as of and for the periods ended December 31, 2022 have been recast to reflect the calculations under a revised metric definition. We previously calculated Subscriptions and Paying Circles by including subscribers who had been billed as well as whose billing status was pending as of the end of the period. We have since revised our definition of these metrics to exclude subscribers whose billing status was pending as of the end of the period. Although the difference between the two methodologies does not result in any material changes, we have changed the definition of the metric because we believe it provides a better reflection of our results during a given period.
2 Metrics presented for the year ended December 31, 2022 are adjusted to include pre-acquisition data for Tile related to periods before the acquisition of Tile on January 5, 2022.
Annualized Monthly Revenue
We use Annualized Monthly Revenue (“AMR”) to identify the annualized monthly value of active customer agreements at the end of a reporting period. AMR includes the annualized monthly value of subscription, data and partnership agreements. All components of these agreements that are not expected to recur are excluded. This does not represent revenue under GAAP on an annualized basis, as the operating metric can be impacted by start and end dates and renewal rates. AMR as of December 31, 2023, and 2022 was $274.1 million and $224.4 million, respectively, representing an increase of 22% year-over-year.
Monthly Active Users
We have a large and growing global member base as of December 31, 2023. A Life360 monthly active user (“MAU”) is defined as a unique user who engages with our Life360 branded services each month, which includes both paying and non-paying members. As of December 31, 2023 and 2022, we had approximately 61.4 million and 48.6 million MAUs on the Life360 Platform, respectively, representing an increase of 26% year-over-year. We believe this has been driven by continued strong new user growth and retention.
Paying Circles
We define a Paying Circle as a group of Life360 users with a paying subscription who has been billed as of the end of period. Each subscription covers all members in the payor’s Circle so everyone in the Circle can utilize the benefits of a Life360 Membership, including access to premium location, driving, digital and emergency safety insights and services.

As of December 31, 2023 and 2022, we had approximately 1.8 million and 1.5 million paid subscribers to services under our Life360 brand, respectively, representing an increase of 21% year-over-year. We grow the number of Paying Circles by increasing our free member base, converting free members to subscribers, and retaining them over time with the provision of high-quality family and safety services. Below is a comparison of Paying Circles as of December 31, 2022 using the current and prior definitions (in millions).

As of December 31, 2022
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
For the years ended December 31, 2023 and 2022, our ARPPC was $121.09 and $96.95, respectively, representing a 25% increase year-over-year. The year-over-year increase in ARPPC is a result of subscription price increases for U.S. Life360 subscriptions, which were implemented beginning in August 2022.
ARPPC is a key indicator utilized by Life360 to determine the effective penetration of our tiered product offering for Paying Circles. The increase in pricing for new Paying Circles beginning in August 2022 has led to subscribers signing up for higher price products over time, increasing ARPPC.

Below is a comparison of ARPPC for the year ended December 31, 2022 using the current definitions.

As of December 31, 2022
ARPPC (current definition)	$96.59
ARPPC (prior definition)	$95.40
% Change	1.2%

Subscriptions
We define Subscriptions as the number of paying subscribers associated with the Life360, Tile and Jiobit brands who have been billed as of the end of the period. As of December 31, 2023 and 2022, we had approximately 2.4 million and 2.1 million paid subscribers to services under Life360, Tile, and Jiobit brands, respectively, representing an increase of 17% year-over-year. We grow the number of Subscriptions by selling hardware units and increasing our free member base, converting free members to subscribers, and retaining them over time with the provision of location tracking and high-quality family and safety services.

Below is a comparison of Subscriptions as of December 31, 2022 using the current and prior definitions (in millions).

As of December 31, 2022
Subscriptions (current definition)	2.07
Subscriptions (prior definition)	2.10
% Change	(1.3)%

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
ARPPS for the years ended December 31, 2023 and 2022 was $99.53 and $80.63, respectively, representing an increase of 23% year-over-year. ARPPS has increased year-over-year as a result of the U.S. Life360 subscription price increases, which were implemented beginning in August 2022.
Below is a comparison of ARPPS as of December 31, 2022 using the current and prior definitions.

As of December 31, 2022
ARPPS (current definition)	$80.63
ARPPS (prior definition)	$79.75
% Change	1.1%
Net Hardware Units Shipped
Net hardware units shipped represents the number of tracking devices sold during a period, excluding certain hardware units related to bundled Life360 subscription and hardware offerings, net of returns by our retail partners and directly to consumers. Selling units contributes to hardware revenue and ultimately increases the number of users eligible for a Tile or Jiobit subscription. For the year ended December 31, 2023, Life360 sold approximately 4.0 million units, up approximately 12% as compared to the 3.6 million units sold during the year ended December 31, 2022, reflecting higher sales and lower returns compared to the prior period.
Net Average Sales Price
To determine the net average sales price (“ASP”) of a unit, we divide hardware revenue recognized, excluding certain revenue adjustments related to bundled Life360 subscriptions and hardware offerings, for the reported period by the number of net hardware units shipped during the same period. ASP is largely driven by the price we charge customers, including the price we charge our retail partners, net of customer allowances, and directly to consumers. For the year ended December 31, 2023, the net ASP of a unit was $13.48, which is largely flat compared to $13.47 during the year ended December 31, 2022.
Liquidity and Capital Resources
As of December 31, 2023, we had cash and cash equivalents of $69.0 million and restricted cash of $1.7 million. As of December 31, 2022, we had cash and cash equivalents of $75.4 million and restricted cash of $14.9 million.
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

On March 10, 2023, we had a banking relationship with SVB. As of the closure of SVB on March 10, 2023, we held $6.1 million in direct deposits with SVB, which represented approximately 6.4% of our total cash and cash equivalents as of that date. We also held $75.4 million in shares of money market mutual funds managed by Morgan Stanley, Blackrock and Western Asset, for which SVB acted as custodian. SVB was closed on March 10, 2023 by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. On March 12, 2023, the U.S. Treasury, Federal Reserve, and FDIC announced that SVB depositors will have access to all of their money starting March 13, 2023. On March 13, 2023, we regained access to our funds held in SVB accounts. On May 1, 2023 JPMorgan Chase acquired the substantial majority of assets and assumed certain liabilities of SVB from the FDIC. While we did not experience any losses in such accounts, the recent failure of SVB exposed us to credit risk as it relates to our direct deposits in excess of the FDIC insured limits, prior to the completion by the FDIC of the resolution of SVB in a manner that fully protected all depositors. We have transferred more than 80% of our accounts to one or more alternate depository institutions, the financial position of which management believes does not expose our company to credit risk or jeopardize our liquidity. Additionally, we may be impacted by adverse developments which affect financial institutions, transactional counterparties, other companies in the financial services industry, or the financial services industry generally, which have in the past and may in the future threaten our ability to access our existing cash and cash equivalents and could have a material adverse effect on our business and financial condition.
Our cash flow activities were as follows for the periods presented:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Net cash provided by (used in) operating activities	$7,524	$(57,055)	$(12,153)
Net cash used in investing activities	(2,221)	(111,634)	(7,064)
Net cash provided by (used in) financing activities	(24,955)	27,709	193,951
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	$(19,652)	$(140,980)	$174,734
Operating Activities
Our largest source of operating cash is cash collections from our paying users for subscriptions to our platform and hardware device sales. Our primary uses of cash from operating activities are for employee-related expenditures, inventory, infrastructure-related costs, commissions and other marketing expenses. Net cash provided by (used in) operating activities is impacted by our net loss adjusted for certain non-cash items, including depreciation and amortization expenses, amortization of costs capitalized to obtain contracts, change in fair value of convertible notes, derivative liability, and contingent consideration, and stock-based compensation, as well as the effect of changes in operating assets and liabilities.
A number of our users pay in advance for annual subscriptions, while a majority pay in advance for monthly subscriptions. Deferred revenue consists of the unearned portion of customer billings, which is recognized as revenue in accordance with our revenue recognition policy. As of December 31, 2023 and 2022, we had deferred revenue of $35.8 million and $32.8 million, respectively, of which $33.9 million and $30.1 million is expected to be recorded as revenue in the next 12 months, respectively, provided all other revenue recognition criteria have been met.
For the year ended December 31, 2023, net cash provided by operating activities was $7.5 million. The primary factors affecting our operating cash flows during this period were our net loss of $28.2 million, impacted by $49.1 million of non-cash adjustments, and $13.4 million of cash used by changes in our operating assets and liabilities. The non-cash adjustments primarily consisted of $38.5 million of stock-based compensation expense and $9.1 million of depreciation and amortization. The cash used by changes in our operating assets and liabilities was primarily due to an increase of $9.1 million in accounts receivable, net, a decrease of $7.9 million in accounts payable, and an increase of $6.7 million in prepaid expenses and other assets. These amounts were partially offset by a decrease of $5.8 million in inventory, an increase of $4.6 million in deferred revenue, and an increase of $2.2 million in accrued expenses and other liabilities due to increasing activity in line with the Company growth.

For the year ended December 31, 2022, net cash used in operating activities was $57.1 million. The primary factors affecting our operating cash flows during this period were our net loss of $91.6 million, impacted by $37.3 million of non-cash charges, and $2.8 million of cash provided by changes in our operating assets and liabilities. The non-cash charges primarily consisted of $34.7 million in stock-based compensation, $9.2 million of depreciation and amortization, $5.3 million gain on revaluation of contingent consideration, $2.9 million of amortization of costs capitalized to obtain contracts, $1.8 million gain in convertible notes fair value adjustment, $1.5 million non-cash revenue from affiliate, and $1.3 million gain in derivative liability fair value adjustment. The cash provided by changes in our operating assets and liabilities was primarily due to a $10.6 million decrease in prepaid expenses and other assets, a $6.5 million decrease in accounts receivable, net, and a $4.7 million increase in deferred revenue. These amounts were partially offset by a $12.7 million decrease in accounts payable, a $7.7 million decrease in accrued expenses and other liabilities, a $3.3 million increase in costs capitalized to obtain contracts, a $0.5 million increase in inventory, and a $0.3 million increase in other noncurrent liabilities.
Investing Activities
For the year ended December 31, 2023, net cash used in investing activities was $2.2 million, which primarily relates to $1.7 million of capitalization of internal use software costs in accordance with ASC 350-40, Intangibles - Goodwill and Other, Internal-Use Software and $0.5 million of purchases of property and equipment.

For the year ended December 31, 2022, net cash used in investing activities was $111.6 million, which relates to $110.9 million of cash paid for the Tile Acquisition, net of cash acquired and $0.7 million related to the capitalization of internal use software costs.

Financing Activities
For the year ended December 31, 2023, net cash used by financing activities was $25.0 million, which primarily relates to the $13.1 million of released funds placed in an indemnity escrow fund for general representations and warranties related to the Tile acquisition, $14.0 million of taxes paid related to net settlement of equity awards, and $3.9 million of repayment of notes due to affiliates; offset by $5.8 million of proceeds from the exercise of options.
For the year ended December 31, 2022, net cash provided by financing activities was $27.7 million, which primarily relates to $32.2 million of proceeds from a capital raise, $2.4 million of proceeds from the exercise of options, and $0.6 million of proceeds from the repayment of notes due from affiliates, partially offset by $4.1 million of taxes paid related to net settlement of equity awards and $3.5 million of repayment of convertible notes.
Obligations and Other Commitments
Our principal commitments consist of obligations under our convertible notes, operating leases for office space, and other purchase commitments. Our obligations under our convertible notes are described in Note 6, "Fair Value Measurements" and Note 9, "Convertible Notes" to our consolidated financial statements. Information regarding our non-cancellable lease and other purchase commitments as of December 31, 2023, can be found in Note 8, "Balance Sheet Components" and Note 11, "Commitments and Contingencies" to our consolidated financial statements.
Critical Accounting Policies and Significant Management Estimates
We prepare our consolidated financial statements in accordance with GAAP. The preparation of consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. We believe that of our significant accounting policies, which are described in Note 2, "Summary of Significant Accounting Policies" to our consolidated financial statements, the following accounting policies and specific estimates involve a greater degree of judgement and complexity.

Revenue Recognition
We derive revenue from subscription fees (which include support fees), the sale of hardware tracking devices and accessories, and other revenue. We sell subscriptions to our platform through arrangements that are generally monthly to annual in length. Our arrangements are generally non-cancellable and non-refundable. Our subscription arrangements do not provide customers with the right to take possession of the software supporting the platform and, as a result, are accounted for as service arrangements.
While most of our sales arrangements contain standard terms and conditions, certain arrangements contain non-standard terms and conditions and include promises to transfer multiple goods or services. As a result, significant interpretation and judgment are sometimes required to determine the appropriate accounting for these transactions, including: (1) whether related performance obligations are considered distinct and should be accounted for separately versus together, (2) how the price should be allocated among separate performance obligations, and when to recognize revenue for each performance obligation; (3) developing an estimate of the stand-alone selling price (“SSP”), of each distinct performance obligation; and (4) estimating and accounting for variable consideration, which may include sales incentives and investment.
Some of our contracts with customers contain multiple performance obligations, primarily hardware and subscription services for hardware tracking devices. For arrangements with multiple performance obligations where the contracted price differs from the SSP for any distinct good or service, we may be required to allocate the transaction price to each performance obligation using our best estimates for the SSP. Our process for determining the SSP considers multiple factors including consumer behaviors, our internal pricing model, and cost-plus margin, and may vary depending upon the facts and circumstances related to each performance obligation. For business-to-business hardware sales, we will estimate the expected consideration amount after credits and discounts.
We provide our customers with incentives through various programs including promotional agreements and marketing development agreements. Sales incentives are considered variable consideration, which we estimate and record as a reduction to revenue. Incentives are influenced by historical experience, projected sales data and contractual terms.
Any change in judgments with respect to these assumptions and estimates could impact the timing or amount of revenue recognition.
Recent Accounting Pronouncements
See Note 2, "Summary of Significant Accounting Policies" to our consolidated financial statements included in Item 8 of Part II hereof for a discussion of recent accounting pronouncements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and foreign currency exchange rates.
Interest Rate Risk
As of December 31, 2023 and December 31, 2022, we had $69.0 million and $75.4 million, respectively, of cash equivalents invested in cash and cash equivalents and money market funds. Our cash and cash equivalents are held for working capital purposes. As of December 31, 2023 and December 31, 2022, a hypothetical 10% relative change in interest rates would not have a material impact on our consolidated financial statements.
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
Fair Value Risk
As of December 31, 2023 and December 31, 2022, we had $3.7 million and $7.0 million of liabilities that are measured at fair value, respectively. Fair value measurements include significant assumptions that are driven by market conditions and macroeconomic factors at measurement dates. Our consolidated results of operations are therefore subject to market fluctuations and may be affected in the future as a result of these fair value changes.
In September 2021 in connection with the acquisition of Jiobit, we issued convertible notes with a fair value of $11.6 million. We will repay the remaining one third of the unconverted principal balance plus accrued interest to the holders of such notes on the third annual anniversary of the issuance date, and they may be converted to common stock at any time at a fixed conversion price of $22.50 per share. Interest is accrued at the U.S. Prime rate plus 0.25%. We have elected the fair value option and remeasure the September 2021 Convertible Notes at their fair value at each reporting date to reflect the changes in fair value in earnings. Refer to Note 9, "Convertible Notes" to our consolidated financial statements for more information.
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

Item 8. Financial Statements and Supplementary Data.

Index to Consolidated Financial Statements

Page
Report of Independent Registered Public Accounting Firms (Deloitte and Touche LLP; San Francisco, CA; PCAOB ID #34 and BDO USA, LLP.; San Francisco, CA; PCAOB ID #243)	74
Financial Statements
Consolidated Balance Sheets	77
Consolidated Statements of Operations and Comprehensive Loss	78
Consolidated Statements of Stockholders’ Equity	79
Consolidated Statements of Cash Flows	81
Notes to Consolidated Financial Statements	83

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Life360, Inc.
San Mateo, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Life360, Inc. (the “Company”) as of December 31, 2022, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2022, and the related notes to the consolidated financial statements. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ BDO USA, LLP
We served as the Company's auditor from 2018 to 2023.
San Francisco, California
March 23, 2023

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of Life360, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Life360, Inc. and subsidiaries (the "Company") as of December 31, 2023, the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows, for the year ended December 31, 2023 and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Subscription revenue — Refer to Note 2 to the financial statements

Critical Audit Matter Description

The Company derives a significant amount of its revenue from subscription sales. Subscriptions are considered single combined performance obligations and the subscription fees are fixed and recognized on a straight-line basis over the non-cancellable contractual term of the agreement. During the year ended December 31, 2023, the Company recognized subscription revenue of $220.8 million.

We identified subscription revenue as a critical audit matter given the significant volume of transactions. This required an increased extent of audit effort in performing procedures and evaluating audit evidence relating to the accuracy and occurrence of subscription revenue.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company's subscription revenue included the following, among others:
•We tested the effectiveness of controls relating to the subscription revenue recognition process, including controls over the accuracy and occurrence of subscription revenue recognized.

•We tested the internal listing of subscriptions sold used by the Company to calculate subscription revenue by comparing the subscriptions sold to third-party information and cash receipts.

•We recalculated the amount of subscription revenue recorded using the internal listing of subscriptions sold.

/s/ Deloitte & Touche LLP

San Francisco, California
February 29, 2024

We have served as the Company's auditor since 2023.

Life360, Inc.
Consolidated Balance Sheets
(Dollars in U.S. $, in thousands, except share and per share data)

	December 31, 2023	December 31, 2022
Assets
Current Assets:
Cash and cash equivalents	$68,964	$75,444
Restricted cash, current	—	13,274
Accounts receivable, net	42,180	33,125
Inventory	4,099	10,826
Costs capitalized to obtain contracts, net	1,010	1,438
Prepaid expenses and other current assets	15,174	8,548
Total current assets	131,427	142,655
Restricted cash, noncurrent	1,749	1,647
Property and equipment, net	730	393
Costs capitalized to obtain contracts, noncurrent	834	626
Prepaid expenses and other assets, noncurrent	6,848	7,134
Operating lease right-of-use asset	1,014	802
Intangible assets, net	45,441	52,699
Goodwill	133,674	133,674
Total Assets	$321,717	$339,630
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$5,896	$13,791
Accrued expenses and other current liabilities	27,538	27,015
Escrow liability	—	13,274
Convertible notes, current ($3,449 and $3,513 measured at fair value, respectively)	3,449	3,513
Deferred revenue, current	33,932	30,056
Total current liabilities	70,815	87,649
Convertible notes, noncurrent ($0 and $3,425 measured at fair value, respectively)	1,056	4,060
Derivative liability, noncurrent	217	101
Deferred revenue, noncurrent	1,842	2,706
Other liabilities, noncurrent	723	576
Total Liabilities	$74,653	$95,092
Commitments and Contingencies (Note 11)
Stockholders’ Equity
Common Stock, $0.001 par value; 100,000,000 shares authorized as of December 31, 2023 and December 31, 2022; 68,155,830 and 65,239,843 issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	70	67
Additional paid-in capital	532,128	501,763
Notes due from affiliates	—	(314)
Accumulated deficit	(285,143)	(256,972)
Accumulated other comprehensive income (loss)	9	(6)
Total stockholders’ equity	247,064	244,538
Total Liabilities and Stockholders’ Equity	$321,717	$339,630
See accompanying notes to the consolidated financial statements.

Life360, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(Dollars in U.S. $, in thousands, except share and per share data)

	Year Ended December 31,
	2023	2022	2021
Subscription revenue	$220,794	$153,287	$86,551
Hardware revenue	58,178	47,884	952
Other revenue	25,546	27,134	25,140
Total revenue	304,518	228,305	112,643
Cost of subscription revenue	30,975	30,659	17,807
Cost of hardware revenue	47,384	45,441	1,340
Cost of other revenue	3,522	3,607	3,621
Total cost of revenue	81,881	79,707	22,768
Gross profit	222,637	148,598	89,875
Operating expenses:
Research and development	100,965	102,480	50,994
Sales and marketing	99,072	92,419	47,473
General and administrative	52,583	48,110	23,670
Total operating expenses	252,620	243,009	122,137
Loss from operations	(29,983)	(94,411)	(32,262)
Other income (expense):
Convertible notes fair value adjustment	(684)	1,786	(511)
Derivative liability fair value adjustment	(116)	1,295	(733)
Other income (expense), net	3,228	13	(178)
Total other income (expense), net	2,428	3,094	(1,422)
Loss before income taxes	(27,555)	(91,317)	(33,684)
Provision for (benefit from) income taxes	616	312	(127)
Net loss	(28,171)	(91,629)	(33,557)
Net loss per share, basic	$(0.42)	$(1.47)	$(0.65)
Net loss per share, diluted (Note 18)	$(0.42)	$(1.50)	$(0.65)
Weighted-average shares used in computing net loss per share, basic	66,748,542	62,209,545	51,656,195
Weighted-average shares used in computing net loss per share, diluted (Note 18)	66,748,542	62,839,593	51,656,195
Comprehensive loss
Net loss	$(28,171)	$(91,629)	$(33,557)
Change in foreign currency translation adjustment	15	(6)	—
Total comprehensive loss	$(28,156)	$(91,635)	$(33,557)
See accompanying notes to the consolidated financial statements.

Life360, Inc.
Consolidated Statements of Stockholders’ Equity
(Dollars in U.S. $, in thousands, except share and per share data)

	Common Stock		Additional Paid-In Capital	Notes Due from Affiliates	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2020	50,035,408	$50	$196,852	$(927)	$(131,786)	$—	$64,189
Exercise of stock options	1,056,352	1	3,542	—	—	—	3,543
Exercise of warrants	37,410	—	—	—	—	—	—
Vesting of restricted stock units	547,882	1	(1)	—	—	—	—
Taxes paid related to net settlement of equity awards	—	—	(4,725)	—	—	—	(4,725)
Issuance of warrants with convertible note (Note 9)	—	—	844	—	—	—	844
Beneficial conversion feature associated with convertible note (Note 9)	—	—	603	—	—	—	603
Issuance of common stock in connection with an acquisition	765,733	1	13,820	—	—	—	13,821
Issuance of common stock net of issuance costs of $5,757	7,779,014	8	193,056	—	—	—	193,064
Vested option awards assumed in connection with an acquisition	—	—	533	—	—	—	533
Stock-based compensation expense	—	—	11,754	—	—	—	11,754
Interest accrued relating to notes due from affiliates	—	—	—	(24)	—	—	(24)
Net loss	—	—	—	—	(33,557)	—	(33,557)
Balance at December 31, 2021	60,221,799	$61	$416,278	$(951)	$(165,343)	$—	$250,045
Exercise of stock options	458,422	1	2,393	—	—	—	2,394
Exercise of warrants	87,795	—	1	—	—	—	1
Vesting of restricted stock units	762,488	1	(1)	—	—	—	—
Taxes paid related to net settlement of equity awards	—	—	(4,077)	—	—	—	(4,077)
Issuance of common stock in connection with an acquisition	763,183	1	15,408	—	—	—	15,409
Issuance of common stock net of issuance costs of $1,050	2,645,503	3	32,212	—	—	—	32,215
Repayment of notes due from affiliate	—	—	648	648	—	—	1,296
Issuance of common stock in settlement of contingent consideration	376,573	—	4,221	—	—	—	4,221
Stock-based compensation expense	—	—	34,680	—	—	—	34,680
Interest accrued relating to notes due from affiliates	—	—	—	(11)	—	—	(11)
Cancellation of revesting stock	(75,920)	—	—	—	—	—	—
Net loss	—	—	—	—	(91,629)	—	(91,629)
Change in foreign currency translation adjustment	—	—	—	—	—	(6)	(6)
Balance at December 31, 2022	65,239,843	$67	$501,763	$(314)	$(256,972)	$(6)	$244,538
Exercise of stock options	935,007	$1	$5,810	$—	$—	$—	$5,811

Life360, Inc.

Vesting of restricted stock units	1,980,980	2	(2)	—	—	—	—
Taxes paid related to net settlement of equity awards	—	—	(14,033)	—	—	—	(14,033)
Repayment of notes due from affiliate	—	—	78	274	—	—	352
Stock-based compensation expense	—	—	38,512	—	—	—	38,512
Interest accrued relating to notes due from affiliates	—	—	—	40	—	—	40
Change in foreign currency translation adjustment	—	—	—	—	—	15	15
Net loss	—	—	—	—	(28,171)	—	(28,171)
Balance at December 31, 2023	68,155,830	$70	$532,128	$—	$(285,143)	$9	$247,064

Life360, Inc.
Consolidated Statements of Cash Flows
(Dollars in U.S. $, in thousands)

	Year Ended December 31,
	2023	2022	2021
Cash Flows from Operating Activities:
Net loss	$(28,171)	$(91,629)	$(33,557)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,141	9,199	876
Amortization of costs capitalized to obtain contracts	2,125	2,928	4,014
Amortization of operating lease right-of-use asset	842	—	—
Stock-based compensation expense	38,512	34,680	11,754
Compensation expense in connection with revesting notes	73	(87)	184
Non-cash interest expense, net	462	474	166
Convertible notes fair value adjustment	684	(1,786)	511
Derivative liability fair value adjustment	116	(1,295)	733
(Gain)/loss on revaluation of contingent consideration	—	(5,279)	3,600
Non-cash revenue from investment	(1,608)	(1,504)	—
Inventory write-off	916	—	—
Adjustment in connection with membership benefit	(2,172)	—	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(9,055)	6,474	(2,689)
Prepaid expenses and other assets	(6,667)	10,629	(943)
Inventory	5,811	(497)	(859)
Costs capitalized to obtain contracts, net	(1,905)	(3,343)	(1,713)
Accounts payable	(7,895)	(12,654)	559
Accrued expenses and other current liabilities	2,193	(7,722)	4,720
Deferred revenue	4,620	4,660	1,671
Other liabilities, noncurrent	(498)	(303)	(1,180)
Net cash provided by (used in) operating activities	7,524	(57,055)	(12,153)
Cash Flows from Investing Activities:
Cash paid for acquisitions, net of cash acquired	—	(110,933)	(2,983)
Internal use software	(1,715)	(701)	—
Purchase of property and equipment	(506)	—	(81)
Cash advance on convertible note receivable	—	—	(4,000)
Net cash used in investing activities	(2,221)	(111,634)	(7,064)
Cash Flows from Financing Activities:
Indemnity escrow payment in connection with an acquisition	(13,128)	—	—
Proceeds from the exercise of options	5,811	2,394	3,543
Taxes paid related to net settlement of equity awards	(14,033)	(4,077)	(4,725)
Proceeds from repayment of notes due from affiliates	314	648	—
Payments on borrowings	—	—	(41)
Proceeds from capital raise, net of $0, $1,050, and $5,757 of transaction costs, respectively	—	32,215	193,064
Repayment of convertible notes	(3,919)	(3,471)	—
Cash received in advance of the issuance of convertible notes	—	—	2,110
Net cash provided by (used in) financing activities	(24,955)	27,709	193,951
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	(19,652)	(140,980)	174,734

Cash, Cash Equivalents and Restricted Cash at the Beginning of the Period	90,365	231,345	56,611

Life360, Inc.

Cash, Cash Equivalents, and Restricted Cash at the End of the Period	$70,713	$90,365	$231,345

Supplemental disclosure:
Cash paid during the period for taxes	697	—	33
Cash paid during the period for interest	640	514	24

Non-cash investing and financing activities:
Fair value of stock issued in connection with an acquisition	$—	$15,409	$13,821
Fair value of warrants held as investment	—	5,474	—
Fair value of stock issued in settlement of contingent consideration	—	4,221	—
Right of use asset recognized in connection with lease modification	1,054	—	—
Operating lease liability recognized in connection with lease modification	1,054	—	—
Fair value of convertible debt issued in connection with an acquisition	—	—	11,597
Fair value of contingent consideration issued in connection with an acquisition	—	—	5,900
Fair value of vested options assumed in connection with an acquisition	—	—	533
Relative fair value of warrants issue with convertible debt	—	—	844
Forgiveness of convertible debt receivable in connection with an acquisition	—	—	4,023
Beneficial conversion feature related to convertible debt	—	—	603
Fair value of bifurcated derivative related to convertible debt	—	—	663
Total non-cash investing and financing activities:	$2,108	$25,104	$37,984

The following table provides a table of cash, cash and cash equivalents, and restricted cash reported within the balance sheets totaling the same such amounts shown above:

	December 31, 2023	December 31, 2022	December 31, 2021
Cash and cash equivalents	$68,964	$75,444	$230,990
Restricted cash, current	—	13,274	—
Restricted cash, noncurrent	1,749	1,647	355
Total cash, cash and cash equivalents, and restricted cash	$70,713	$90,365	$231,345
See accompanying notes to the consolidated financial statements.

Life360, Inc.
Notes to Consolidated Financial Statements

1. Nature of Business
Life360, Inc. is a leading technology platform used to locate the people, pets and things that matter most to families. The Company was incorporated in the State of Delaware in 2007. The Company’s core offering, the Life360 mobile application, includes features that range from communications to driving safety and location sharing. The Company operates under a “freemium” model where its core offering is available to users at no charge, with three membership subscription options that are available but not required. The Company also generates revenue through Jiobit and Tile subscription services and hardware tracking devices and monetization arrangements with certain commercial third parties (“Data Revenue Partners”) through Lead Generation and license agreements including aggregated insights into the data collected from the Company’s user base.
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
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenue and expenses during the reporting period. Significant estimates made by management include, but are not limited to, the determination of revenue recognition, including the determination of selling prices for distinct performance obligations sold in multiple-performance obligation arrangements, the period over which revenue is recognized for certain arrangements, and estimated delivery dates for orders with title transfer upon delivery, allowance for credit losses, product returns, promotional and marketing allowances, inventory valuation, average useful customer life, stock-based compensation, legal contingencies, assessment of possible impairment of long-lived assets and goodwill, valuation of contingent consideration, convertible notes and embedded derivatives, useful lives of long lived assets and income taxes including valuation allowances on deferred tax assets. The Company bases its estimates and judgments on historical experience and on various assumptions that it believes are reasonable under the circumstances. Actual results could differ significantly from those estimates.
Recently adopted accounting pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires the use of the expected credit losses over the life impairment model of a broad scope of financial instruments including financial assets measured at amortized cost which includes loans, held-to-maturity debt securities and trade receivables, net investment in leases and certain off balance sheet credit exposures. The guidance requires immediate recognition of estimated expected credit losses over the life of the financial instrument. The Company adopted ASU 2016-13 in January 1, 2023. The adoption of ASU 2016-13 did not have a material impact on its consolidated financial statements and related disclosures.

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

Accounting pronouncements not yet adopted

In July 2023, the FASB issued ASU No. 2023-07 – Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, to improve the disclosures about a public entity’s reportable segments and address requests from investors for additional, more detailed information about a reportable segment’s expenses. The ASU 2023-07 introduces a new requirement to disclose significant segment expenses regularly provided to the chief operating decision maker (CODM) and extends certain annual disclosures to interim periods. The ASU improve reportable segment disclosure requirement through enhanced disclosures about significant segment expenses. The effective date for this amendment is for the fiscal year beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. This guidance will be applied retrospectively and effective for the Company starting in its annual disclosures for 2024 and interim periods starting 2025. The Company does not expect adoption of this ASU will have a material impact on its financial position or results of operations.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The updates in this ASU are effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The Company does not expect adoption of this ASU will have a material impact on its financial position or results of operations.

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
Subscription Revenue
The Company’s subscription revenue includes related support and is comprised of Life360 mobile application subscriptions as well as subscription service plans for hardware tracking devices. The Company’s subscription contracts with customers are established at the point of mobile application download and purchase as indicated through acceptance of the Company’s Terms of Use. The Company’s subscription agreements generally have monthly or annual contractual terms and are billed and paid in advance.

Life360, Inc.
Notes to Consolidated Financial Statements

The cloud-based subscriptions are considered single combined performance obligations, consisting of multiple features that can be purchased separately, but which are bundled together and delivered to the customer as a combined output. The Company provides its customers with technical support along with unspecified updates and upgrades to the platform on an if and when available basis.
The subscription service plan for hardware tracking device is a distinct and separate performance obligation from the hardware. Subscription fees are fixed and recognized on a straight-line basis over the non-cancellable contractual term of the agreement, generally beginning on the date that the Company’s service is made available to the customer. The Company recognizes revenues on a straight-line basis because the customer receives and consumes the benefits of the service ratably throughout the contractual period. The Company’s contracts are generally non-cancelable and do not provide for refunds to customers in the event of cancellations.
Hardware Revenue
The Company derives hardware revenue from sale of hardware tracking devices and related accessories. For hardware and accessories, revenue is recognized when control is transferred to the customer. The Company offers limited rights of return and estimates reserves based on historical experience and records the reserves as a reduction of revenue and an accrued liability. Amounts billed to customers for shipping and handling are classified as revenue, and the Company’s related shipping and handling costs incurred are classified as cost of revenue. The customers are billed upon shipment of hardware tracking devices. Sales taxes collected from customers and remitted to respective governmental authorities are recorded as liabilities and are not included in revenue.
The Company’s hardware and the embedded operating system are one distinct performance obligation and are separate and distinct from the subscription service plans for hardware tracking device. The Company’s embedded operating system is a component of the hardware that is integral to the functionality of the hardware and only together produce the essential functionality of the hardware.

Other Revenue
In January 2022, Life360 announced a new partnership agreement with a key Data Partner, a prominent provider of aggregated analytics for the retail ecosystem, in which executives of the Company have an immaterial ownership interest through a passive investment vehicle. As part of this partnership, the Data Partner will provide data processing and analytics services to Life360 and will have the right to commercialize aggregated data related to place visits during the term of the agreement. The partnership agreement includes fixed monthly revenue amounts for access to aggregated data for the duration of the three-year agreement. The Company has a stand ready obligation to provide aggregated user data over the term of the partnership agreement and recognizes revenue ratably based on the fixed monthly amounts. In connection with the agreement, the Data Partner issued the Company a warrant to purchase up to 5,100,167 shares of Series C Preferred Stock of the Data Partner at an exercise price of $4.90 per share (the “Investment”). The Company estimates and includes variable consideration related to the Investment, in the transaction price at contract inception to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The partnership agreement has standard payment terms that require payment within 30 days.

The grant of the warrant is considered non-cash consideration, which the Company measured at fair value on the date of issuance. The warrant was valued using a Black-Scholes option pricing model, and the fair value of approximately $5.4 million has been included as variable consideration in the transaction price of the data partnership agreement, and was included in prepaid expenses and other assets, noncurrent on the Company’s consolidated balance sheets. The warrant is amortized over the life of the agreement.

Life360, Inc.
Notes to Consolidated Financial Statements

The Company’s data revenue also includes Life360 data monetization arrangements with certain third parties established through Data Master Service Agreements (collectively, “Data MSAs”), which outline specific terms governing the access and use of data and related fees. The Company determines a contract to exist upon the mutual execution of a Data MSA. Those customers historically had the ability to access certain portions of the Company’s user data over the contract term, in which certain customers pay a fee based on average active monthly users. In 2023, the Company has fully moved from Data MSAs to a single aggregated data sales model. The Company recognized fees for legacy data MSAs over time based on the fee per average active monthly user as the customer simultaneously received and consumed the benefit of the services that the Company provided over the term of the agreement.

Data revenue was $21.6 million, $23.2 million, and $18.7 million for the years ended December 31, 2023, 2022, and 2021, respectively.
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

Partnership revenue was $3.9 million, $3.9 million, and $6.4 million for the years ended December 31, 2023, 2022, and 2021, respectively.

Performance Obligations
Some of the Company’s contracts with customers contain multiple performance obligations, primarily hardware and subscription services for hardware tracking devices and hardware bundles (bundled Life360 subscription and hardware offerings). For these contracts, the Company accounts for individual performance obligations separately if they are distinct and distinct within the context of the contract. The transaction price is allocated to the separate performance obligations on a relative stand-alone selling price (“SSP”) basis with the amounts allocated to ongoing services deferred and recognized over a period of time and amounts allocated to hardware tracking devices recognized at a point-in time with a portion of the consideration being allocated to application usage (maintenance) and support. The Company determines SSP based on observable, if available, prices for those related goods and services when sold separately. When such observable prices are not available, the Company determines SSP based on multiple factors including consumer behaviors, the Company’s internal pricing model, and relative costs incurred plus a normal margin. The factors may vary depending upon the facts and circumstances related to each performance obligation.
Our hardware sales arrangements typically contain multiple performance obligations, consisting of the hardware sale, application usage, hardware support, and in some cases, subscriptions. The Company provides warranties of up to twelve months for products with manufacturing defects or hardware failures. As part of Tile Premium subscriptions, the Company offers warranties to end-users covering the contractual service period (up to 3 years) for products with manufacturing defects or hardware failures. The warranties are not sold separately and do not represent separate performance obligations. Payment terms and conditions vary by contract type and are billed either in advance or have a standard payment term generally requiring payment within 30 to 60 days. Therefore, such warranties are accounted for under ASC 460, Guarantees, and the estimated costs of warranty claims are generally accrued as cost of revenue in the period the related revenue is recorded.
Variable Consideration
The Company recognizes hardware revenue at the net sales price, which includes certain estimates for variable consideration with its customers. The Company’s variable consideration is primarily in the form of promotional agreements and marketing development fund agreements in relation to the hardware tracking devices.
These agreements are designed to enhance the sale of the Company’s products and consist of incentives to the Company’s customers. The Company estimates variable consideration using the expected value method. All forms of variable consideration are recorded as contra-revenue and a corresponding liability in its consolidated balance sheets. These estimates are based on the Company’s incentive program experience, historical and projected sales data and current contractual terms. The remaining portion of this liability is based on contractual amounts and does not require estimation.

Life360, Inc.
Notes to Consolidated Financial Statements

Remaining Performance Obligations
Remaining performance obligations represent the amount of contracted future revenue not yet recognized as the amounts relate to undelivered performance obligations, including both deferred revenue and non-cancelable contracted amounts that will be invoiced and recognized as revenue in future periods. Revenue allocated to remaining performance obligations was $67.9 million as of December 31, 2023, of which the Company expects 85% to be recognized over the next twelve months.
Cost of Revenue
Cost of subscription revenue includes all direct costs to deliver the Company’s subscription services. These costs include personnel-related costs associated with the Company’s cloud-based infrastructure and the Company’s customer support organization, third-party hosting fees, software, and maintenance costs, outside services associated with the delivery of the Company’s subscription services, travel-related costs, amortization of acquired intangibles and allocated overhead, such as facilities, including rent, utilities, depreciation on equipment shared by all departments, credit card and transaction processing fees, and shared information technology costs. Personnel-related expenses include salaries, bonuses, benefits, and stock-based compensation for operations personnel.
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
Cost of other revenue consists of cloud-based hosting costs, as well as costs of product operations functions and personnel-related costs associated with the Company’s data platform. Personnel-related expenses include salaries, bonuses, benefits, and stock-based compensation for operations personnel.
Costs Capitalized to Obtain Contracts
Costs capitalized to obtain contracts comprise of revenue-share payments in connection with annual subscription sales of the Company’s mobile application on each respective third-party store platform as well as sales commissions paid to employees on hardware sales. Costs that are incremental and directly related to new customer sales contracts are accrued and capitalized upon execution of a non-cancelable customer contract, and subsequently expensed over an estimated period of benefit, which is currently estimated to be two to three years depending on the subscription type. The Company has elected the practical expedient under ASC 340-40 to expense incremental costs of obtaining a contract if the amortization periods is one year or less.
Accounts Receivable and Allowances
Accounts receivable are recorded at the invoiced amount, net of allowance for credit losses. The allowance for credit losses is based on the Company’s assessment of the collectibility of accounts by considering the age of each outstanding invoice, the collection history of each customer, and an evaluation of current expected risk of credit loss based on current economic conditions and reasonable and supportable forecasts of future economic conditions over the life of the receivable. The Company assesses collectibility by reviewing accounts receivable on an aggregated basis where similar characteristics exist and on an individual basis when specific customers with collectibility issues are identified.

The allowance for credit losses as of December 31, 2023 and December 31, 2022 and total bad debt expense for the years ended December 31, 2023, 2022 and 2021 was immaterial.
Inventory and Contract Manufacturing
Inventory is comprised of raw materials and finished goods related to hardware tracking devices and accessories. Inventory is stated at the lower of cost or net realizable value on a weighted average basis. The Company assesses the valuation of inventory and writes down the value for estimated excess and obsolete inventory based upon estimates of future demand and market conditions.

Life360, Inc.
Notes to Consolidated Financial Statements

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
Concentrations of Risk and Significant Customers
The Company’s business, operations, and financial results are subject to various risks and uncertainties including adverse global economic conditions, and competition in the Company’s industry that could adversely affect the Company’s business, financial conditions, results of operations and cash flows. These important factors, among others, could cause actual results to differ materially from any future results.

Cash Deposits in Excess of Federally Insured Limits
The Company currently maintains its cash balances at multiple financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of December 31, 2023, the Company’s cash balances exceeded amounts insured by the FDIC. As a result, the Company may be impacted by adverse developments within the financial services industry which have in the past and may in the future threaten our ability to access our existing cash and cash equivalents and could have a material adverse effect on our business and financial condition. While the Company has not experienced any losses in such accounts, the recent failure of Silicon Valley Bank (“SVB”) exposed the Company to significant credit risk prior to the completion by the FDIC of the resolution of SVB in a manner that fully protected all depositors. As of December 31, 2023, the Company has transferred the majority of its accounts to one or more alternate depository institutions, the financial position of which management believes does not expose the Company to significant credit risk.

Major Customers
The Company’s customers primarily consist of individual consumers, who subscribe to the Company’s product offerings through market exchanges operated by our third-party platform providers (“Channel Partners”), data revenue customers and retail partners, who purchase hardware tracking devices from the Company and resell them directly to individual consumers. Any changes in customer preferences and trends or changes in terms of use of Channel Partners’ platforms could have an adverse impact on its results of operations and financial condition.

The Company derives its accounts receivable from revenue earned from customers located in the United States and internationally. Channel and retail partners account for the majority of the Company’s revenue and accounts receivable for all periods presented.
The following tables set forth the information about the Company’s Channel Partners that processed our overall revenue transactions and retail partners who represented greater than 10% of our revenue and accounts receivable, respectively:

	Percentage of Revenue
	Year Ended December 31,
	2023	2022	2021
Channel Partner A	53%	49%	57%
Channel Partner B	16%	15%	18%
Retail Partner A	*	13%	*
*    Represents less than 10%

Life360, Inc.
Notes to Consolidated Financial Statements

	Percentage of Gross Accounts Receivable
	As of December 31,
	2023	2022
Channel Partner A	50%	33%
Data Partner A	*	11%
Retail Partner A	17%	23%
*    Represents less than 10%
Supplier Concentration

The Company currently outsources the manufacturing of its hardware devices to a sole contract manufacturer. Although there are a limited number of manufacturers, management believes that other suppliers could provide similar manufacturing services on comparable terms.

Research and Development Costs
The Company charges costs related to research and development which primarily consist of personnel-related costs for our engineering, product, and design teams, material costs of building and developing prototypes for new products, mobile app development and allocated overhead.

Sales and Marketing Costs
Our sales and marketing expenses consist primarily of personnel-related costs, brand marketing costs, lead generation costs, sales incentives, sponsorships and amortization of acquired intangibles. Revenue-share payments to Channel Partners in connection with annual subscription sales of the Company’s mobile application on Channel Partner store platforms are considered to be incremental and recoverable costs of obtaining a contract with a customer and are deferred and typically amortized over an estimated period of benefit of two to three years depending on the subscription type.
Advertising Expense
Advertising expenses are recorded in the period in which cost is incurred, and are presented within sales and marketing expense on the consolidated statements of operations. Advertising expense was $28.6 million, $17.0 million, and $7.1 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Cash and Cash Equivalents
The Company considers all highly liquid investment securities with remaining maturities at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents include deposit and money market funds. Money market mutual funds are valued using quoted market prices and therefore are classified within Level 1 of the fair value hierarchy.
Restricted Cash
Deposits of $1.7 million and $14.9 million were restricted from withdrawal as of December 31, 2023 and December 31, 2022, respectively. In April 2023, the Company released and paid $13.1 million of restricted cash which was previously held in indemnity escrow as part of the acquisition of Tile in January 2022 (the “Tile Acquisition”) for general representations and warranties, fifteen months after the acquisition date. Refer to Note 8, "Balance Sheet Components" for further details.
The restricted cash, noncurrent balance of $1.7 million as of December 31, 2023 relates to the letters of credit issued on behalf of the Company for indebtedness to trade creditors incurred in the ordinary course of business. The restricted cash, noncurrent balance of $1.6 million as of December 31, 2022 relates to funds placed in an indemnity escrow fund after the acquisition of Jiobit, and facility lease agreements.

Life360, Inc.
Notes to Consolidated Financial Statements

Fair Value of Financial Instruments
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
The recorded carrying amounts of cash and cash equivalents, prepaid expenses, accounts payable, and accounts receivable as of December 31, 2023 and December 31, 2022, approximate fair value due to their short-term nature. Refer to Note 6, "Fair Value Measurements" for further details.
Property and Equipment, net
Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets. Equipment, computer software, furniture, and product manufacturing equipment, which includes construction-in-process that is capitalized and depreciated when placed into service, have estimated useful lives ranging from three to ten years. Leasehold improvements are amortized on a straight-line basis over the lesser of the estimated useful life or the term of the lease with expected renewals.
Costs of maintenance and repairs that do not improve or extend the lives of the respective assets are expensed as incurred. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the balance sheet and the resulting gain or loss is reported in other income (expense), net in the period realized.
Internal Use Software
For development costs related to internal use software projects, the Company capitalizes costs incurred during the application development stage. Costs related to preliminary project activities and post implementation activities are expensed as incurred. Internal use software is amortized on a straight-line basis over its estimated useful life of three years. The Company capitalized $1.7 million and $0.7 million during the years ended December 31, 2023 and 2022, respectively. Capitalized costs are included within intangible assets, net on the consolidated balance sheet.
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

Life360, Inc.
Notes to Consolidated Financial Statements

In addition, certain of the Company’s operating lease agreements contain tenant improvement allowances from its landlords. These allowances are accounted for as lease incentives and decrease the Company’s right-of-use asset and reduce single lease cost over the lease term. Refer to Note 8, "Balance Sheet Components" for additional lease disclosures.
Restructuring and Other Charges
Restructuring generally includes significant actions involving employee-related severance charges, facilities consolidation and contract termination costs. Employee-related severance charges are largely based upon substantive severance plans, while some are mandated requirements in certain foreign jurisdictions. Severance costs generally include severance payments, outplacement services, health insurance coverage and legal costs. These charges are reflected in the period when both the actions are probable, at the balance sheet date, and the amounts are reasonably estimable. Right-of-use asset impairments are recognized on the date the premises have been vacated or the Company have ceased-use of the leased facilities.

On January 12, 2023, the Company announced a workforce restructure which resulted in a reduction of the Company’s workforce of approximately 14%. The Company incurred $4.0 million in non-recurring personnel and severance related expenses in connection with the restructuring during the year ended December 31, 2023. As of December 31, 2023, all expenses incurred had been paid.
The restructuring costs are recognized in the consolidated statements of operations for the year ended December 31, 2023 as follows (in thousands):

Personnel and Severance Related Expenses
Year Ended December 31, 2023
Cost of subscription revenue	$64
Cost of hardware revenue	94
Research and development	1,824
Sales and marketing	872
General and administrative	1,170
Total	$4,024
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
Goodwill
Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Goodwill amounts are not amortized but are tested for impairment at least annually during the fourth quarter, or more frequently if indicators of impairment exist. The Company tests for goodwill impairment annually as of October 31 of each year. There was no impairment of goodwill during the years ended December 31, 2023, 2022 and 2021.

Life360, Inc.
Notes to Consolidated Financial Statements

Intangible Assets, net
Intangible assets, including acquired, trade names, customer relationships, acquired developed technology, and internal use software are carried at cost and amortized on a straight-line basis over their estimated useful lives. The Company determines the appropriate useful life of the Company’s intangible assets by measuring the expected cash flows of acquired assets. There was no impairment of intangible assets recorded during the years ended December 31, 2023, 2022 and 2021.
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
The Company reviews long-lived assets for impairment at least annually, or more frequently if events or changes in circumstances would more likely than not reduce the fair value of its single reporting unit below its carrying value. There was no impairment of long-lived assets recognized during the years ended December 31, 2023, 2022 and 2021.
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
Investment
Investment relates to non-marketable equity securities held in a privately held company without a readily determinable market value. Non-marketable equity securities consist of warrants held to purchase shares of preferred stock of a Data Revenue Partner, refer to “Revenue Recognition” section above for additional information regarding the Company’s Data Revenue Partner. Investments in non-public businesses that do not have readily determinable pricing, and for which the Company does not have control or does not exert significant influence, are carried at cost less impairments, if any, plus or minus changes in observable prices for those investments. Gains or losses resulting from changes in the carrying value of these investments are included as a non-operating expense to the Company’s consolidated statements of operations and comprehensive loss. There have been no adjustments to the basis of the Company’s Investment to date. The carrying value of the Company’s Investment is included in prepaid expenses and other assets, noncurrent in the consolidated balance sheets. As of December 31, 2023 and 2022, the Company’s Investment was $5.5 million and $5.5 million, respectively.
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

Life360, Inc.
Notes to Consolidated Financial Statements

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
In 2022 and 2021, the Company issued stock options and restricted stock that have performance-based vesting conditions. For awards that include a performance condition, if the performance condition is determined to be probable of being satisfied, the Company recognizes compensation expense related to such awards using the accelerated attribution method over the required performance period. If a performance condition is not probable of being met, no compensation cost is recognized. The Company did not issue any stock options or restricted stock that had performance based vesting conditions for the year ended December 31, 2023. Refer to Note 14, "Equity Incentive Plan" for further details.
Foreign Currency
The functional currency of the Company’s foreign subsidiary is the respective local currency. Translation adjustments arising from the use of a differing exchange rate from period to period are included in accumulated other comprehensive income (loss) within the consolidated statements of stockholders’ equity. Foreign currency transaction gains and losses are included in interest and other, net in the consolidated statements of operations and were not material during the years ended December 31, 2023, 2022 or 2021. All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenue and expenses are translated at the average exchange rate during the period.
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
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company did not accrue any interest or penalties related to income tax positions during the years ended December 31, 2023, 2022, and 2021. Refer to Note 11, "Commitments and Contingencies" for more details.

Life360, Inc.
Notes to Consolidated Financial Statements

Net Loss Per Share
The Company computes basic and diluted net loss per share in conformity with ASC 260, “Earnings per Share.” Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period without consideration for potentially dilutive securities as they do not share in losses. Under the if-converted method, shares related to convertible notes, to the extent dilutive, are assumed to be converted into common stock at the beginning of the period. For purposes of this calculation, options to purchase common stock, common stock warrants, and unvested restricted stock units are considered common stock equivalents but have been excluded from the calculation of diluted net loss per share as the effect is antidilutive. Refer to Note 18, "Net Loss Per Share" for further details.
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

Revenue by geography is generally based on the address of the customer as defined in the contract with the customer. The following table sets forth revenue by geographic region (in thousands):

	Year Ended December 31,
	2023	2022	2021
North America	$272,727	$207,746	$104,740
Europe, Middle East and Africa	19,159	12,044	4,144
Other international regions	12,632	8,515	3,759
Total revenue	$304,518	$228,305	$112,643
4. Deferred Revenue
The following table represents a roll forward of the Company’s deferred revenue (in thousands):

	Year Ended December 31,
	2023	2022
Deferred revenue, beginning of period	$32,762	$13,929
Acquired deferred revenue	—	10,203
Additions to deferred revenue	229,871	213,748
Recognized revenue in the period	(226,859)	(205,118)
Deferred revenue, end of period	$35,774	$32,762
During the year ended December 31, 2023, the Company recognized $30.1 million of revenue that was included in the deferred revenue balance as of December 31, 2022. During the year ended December 31, 2022, the Company recognized $13.9 million of revenue that was included in the deferred revenue balance as of December 31, 2021.

Life360, Inc.
Notes to Consolidated Financial Statements

5. Costs Capitalized to Obtain Contracts
The following table represents a roll forward of the Company’s costs capitalized to obtain contracts, net (in thousands):

	Year Ended December 31,
	2023	2022
Capitalized costs to obtain contracts, beginning of period	$2,064	$1,649
Acquired costs capitalized to obtain contracts	—	1,184
Additions to capitalized costs to obtain contracts	1,905	2,159
Amortization of capitalized costs to obtain contracts	(2,125)	(2,928)
Capitalized costs to obtain contracts, end of period	$1,844	$2,064
6. Fair Value Measurements
The fair value of these instruments as of December 31, 2023 and December 31, 2022 are classified as follows (in thousands):

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$41,981	$—	$—	$41,981
Total assets	$41,981	$—	$—	$41,981
Liabilities:
Derivative liability (Note 10)	$—	$—	$217	$217
Convertible notes (Note 9)	—	—	3,449	3,449
Total liabilities	$—	$—	$3,666	$3,666

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$61,227	$—	$—	$61,227
Total assets	$61,227	$—	$—	$61,227
Liabilities:
Derivative liability (Note 10)	$—	$—	$101	$101
Convertible notes (Note 9)	—	—	6,938	6,938
Total liabilities	$—	$—	$7,039	$7,039
The change in fair value of the Level 3 instruments were as follows (in thousands):

	As of December 31, 2023
	Derivative liability (Note 10)	Convertible notes (Note 9)
Fair value, beginning of the year	$101	$6,938
Vesting of revesting notes	—	72
Changes in fair value	116	684
Forfeiture of convertible notes	—	(326)
Repayment of convertible notes (Note 9)	—	(3,919)
Fair value, end of period	$217	$3,449

Life360, Inc.
Notes to Consolidated Financial Statements

	As of December 31, 2022
	Derivative liability (Note 10)	Convertible notes (Note 9)	Contingent consideration
Fair value, beginning of the year	$1,396	$12,293	$9,500
Vesting of revesting notes	—	137	—
Forfeiture of revesting notes	—	(235)	—
Repayment of convertible notes (Note 9)	—	(3,471)	—
Changes in fair value	(1,295)	(1,786)	(5,279)
Issuance of common stock in settlement of contingent consideration	—	—	(4,221)
Fair value, end of period	$101	$6,938	$—

For the year ended December 31, 2023, the Company recorded a loss associated with the change in fair value of the derivative liability and convertible notes of $0.1 million and $0.7 million, respectively. For the year ended December 31, 2022, the Company had recorded a gain associated with the change in fair value of the derivative liability and convertible notes of $1.3 million and $1.8 million, respectively. The amounts have been recorded in other income (expense), net in the consolidated statement of operations and comprehensive loss.
For the year ended December 31, 2022, the Company had recorded a gain associated with the change in fair value of the contingent consideration of $5.3 million. The amounts have been recorded in general and administrative expense in the consolidated statement of operations and comprehensive loss.
7. Business Combinations
Jio, Inc.
On September 1, 2021, the Company completed the acquisition of Jiobit, a privately held consumer electronics company that specializes in the production of low powered sensors and wearables. The company is based in Chicago, Illinois and was founded in 2015. Jiobit has developed a small and long-lasting tracking solution. The mobile app, which is run through a wireless subscription service, offers a comprehensive set of monitoring and notification features. The addition of Jiobit is expected to strengthen and extend the Company’s market leadership position by leveraging Jiobit’s developed technology and customer relationships to accelerate the Company’s own product development and augment the Company with a critical mass of talent with strong tracking/wearables experience. The aggregate purchase consideration was $43.2 million, of which $7.3 million was paid in cash, $5.9 of contingent consideration was payable upon reaching certain operational goals for 2021 and 2022, $11.6 million representing the fair value of the September 2021 Convertible Notes, $4.0 million representing forgiveness of Jiobit’s convertible debt held by the Company, $0.6 million comprised of 25,245 vested common stock options issued to Jiobit employees, and $13.8 million comprised of 674,516 shares of the Company’s common stock. Of the consideration transferred, $0.2 million in cash was placed in an indemnity escrow fund to be held for eighteen months after the acquisition date for general representations and warranties.

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

Life360, Inc.
Notes to Consolidated Financial Statements

	As of December 31,	As of December 31,	As of September 1,
	2023	2022	2021
Principal	$3,365	$6,730	$11,206
Interest rate	5.7%	6.6%	4.5%
Common stock fair value per share	15.46	9.94	20.49
Conversion price per share	22.50	22.50	22.50
Risk-free interest rate	4.96%	4.50%	0.45%
Time to exercise (in years)	0.7	1.7	3
Volatility	29%	53%	37%
Annual dividend yield	0%	0%	0%
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
The Revesting Stock and Revesting Notes are restricted and vest with continuous employment of certain key employees over a 3-year period subsequent to the acquisition. The Revesting Stock is recognized in general and administrative expense as the Revesting Stock vests. In April 2022, one of the key employees exited the Company, and so the entirety of their Revesting Notes and Revesting Stock were forfeited. The Company recorded $0.3 million credit to stock-based compensation included in general and administrative expense related to the forfeiture of their Revesting Stock and $0.3 million credit to compensation included in general and administrative expense related to the forfeiture of their Revesting Notes. In January 2023, the other key employee exited the Company. As part of such employee’s separation agreement, the Company recorded $0.2 million to compensation included in general and administrative expense related to their Revesting Stock. Additionally, in accordance with their separation agreement, their Revesting Notes are due in their entirety at the maturity date and the Company recorded $0.1 million of compensation expense included in general and administrative expense.
The Company recorded $0.2 million, $0.2 million and $0.2 million as stock-based compensation included in general and administrative expense related to the vesting of the Revesting Stock for the years ended December 31, 2023, 2022 and 2021, respectively.
The Company records the Revesting Notes at fair value and will remeasure the Revesting Notes at fair value on each reporting date. The Revesting Notes are recognized in general and administrative expense. As the Revesting Notes vest, the changes in fair value are recorded as general and administrative expense with a corresponding entry to convertible notes. The estimated fair value of the Revesting Notes is determined using a combination of the present value of the Revesting Notes cash flows and the Black-Scholes option pricing model. The terms of the Revesting Notes are consistent with the terms of the September 2021 Convertible Notes. The Company recorded $0.1 million, $0.2 million and $0.2 million as general and administrative and expense related to the changes in fair value of Revesting Notes during the years ended December 31, 2023, 2022 and 2021, respectively.
The retention bonuses are recognized in prepaid expenses and other assets, noncurrent in the consolidated balance sheet and vest monthly over a period of 24 months and require continuous employment. The expense associated with the Unvested Replacement Awards is recognized as stock-based compensation ratably over the remaining service period. As of December 31, 2023, all retention bonuses have been recognized and none remain outstanding on the consolidated balance sheets.

Life360, Inc.
Notes to Consolidated Financial Statements

The 2021 and 2022 contingent consideration is based on the achievement of a Qualifying Units Sold Target for the period January 1, 2021 through December 31, 2021 (“2021 Contingent Consideration”) and for the period January 1, 2022 through December 31, 2022 (“2022 Contingent Consideration,” collectively, “Contingent Consideration”). The Contingent Consideration consists of 301,261 and 451,891 shares for 2021 and 2022, respectively, with the amount paid equal to the attainment relative to target in each year and settled in shares of the Company’s common stock. The Contingent Consideration shares payable is determined based on the percentage achievement relative to the target in each period, respectively, with greater than 100% attainment resulting in 100% payment, 90% to 100% attainment resulting in the number of shares equal to the percentage attainment, and less than 90% attainment equal to no consideration. The Contingent Consideration is held at fair value with changes in fair value recognized in general and administrative expense. The estimated fair value of the Contingent Consideration is determined by using a Monte Carlo simulation scenario-based analysis that estimates the fair value of the Contingent Consideration based on the probability-weighted present value of the expected future cash flows, considering possible outcomes based on actual and forecasted results. The estimated fair value of the 2021 and 2022 Contingent Consideration upon issuance was $0.1 million and $5.8 million, respectively. The estimated fair value of the 2021 and 2022 Contingent Consideration as of December 31, 2021 was $6.3 million and $3.1 million, respectively. The Company recorded a $5.3 million gain and $3.6 million loss within general and administrative expense related to the change in the fair value of the Contingent Consideration during the years ended December 31, 2022 and 2021, respectively. The 2021 and 2022 Contingent Consideration was settled during the year ended December 31, 2022.
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

Life360, Inc.
Notes to Consolidated Financial Statements

In 2022, the Company estimated and recorded a net deferred tax liability of $0.1 million after offsetting the acquired available tax attributes with the intangible assets shown in the table above. Refer to Note 15 “Income Taxes” for discussion of the partial release of the Company’s valuation allowance relating to the deferred tax liability.
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

Year Ended December 31,
2021
(unaudited, in thousands)
Revenues	$116,330
Net loss	$(37,356)

Life360, Inc.
Notes to Consolidated Financial Statements

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
Of the 1,499,349 shares of retention restricted stock units, 787,446 shares valued at $15.6 million contained performance vesting criteria based on the achievement of certain company milestones, and were scheduled to vest over a two year period. As of March 31, 2022, the vesting criteria had not been met and all 787,446 restricted stock units were forfeited. The remaining retention restricted stock units of 711,903 shares vest over a two to four year period.
The contingent consideration was based on the Company’s achievement of certain targets for revenue and earnings before interest, taxes, depreciation, and amortization for the three months ended December 31, 2021 and the three months ended March 31, 2022. The Company ascribed no value to the contingent consideration.
The acquisition was accounted for as a business combination and the total purchase consideration was allocated to the net tangible and intangible assets and liabilities based on their fair values on the acquisition date and the excess was recorded to goodwill. The provisional values assigned to the assets acquired and liabilities assumed were based on estimates of fair value available and were finalized as of January 5, 2023.

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

Life360, Inc.
Notes to Consolidated Financial Statements

The assets acquired and liabilities assumed in connection with the acquisition were recorded at their fair value on the date of acquisition, inclusive of the measurement period adjustments, as follows (in thousands):

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

Life360, Inc.
Notes to Consolidated Financial Statements

Tile, Inc. Pro Forma Financial Information (Unaudited)
The following table presents unaudited supplemental pro forma financial information as if the acquisition of Tile, Inc. had occurred on January 1, 2021. The unaudited pro forma results set forth below are for informational purposes only and are based on estimates and assumptions that have been made solely for purposes of developing such pro forma results, including: (i) amortization associated with acquired intangible assets; (ii) to adjust for amortization expense recorded by Tile, Inc. associated with deferred costs of revenue which were not acquired by the Company; (iii) recognition of post-combination stock-based compensation expense; (iv) the inclusion of acquisition costs as of the period presented; and (v) the associated tax impact of the acquisition and the unaudited pro forma adjustments. The unaudited pro forma results do not give effect to management adjustments, including the potential impact of current financial conditions or any anticipated revenue enhancements, cost savings or operating synergies that may have resulted from the transaction and are not necessarily indicative of what results would have been had the acquisition been consummated on January 1, 2021. Given the acquisition of Tile, Inc. took place on January 5, 2022, substantially all of the financial results of Tile, Inc. have been incorporated into the consolidated financial results for the year ended December 31, 2022. The difference between actual financial results and pro forma results is immaterial for the year ended December 31, 2022. The results are consolidated for December 31, 2023, hence there is no difference between pro forma and actual results.

	Year Ended December 31,
	2022	2021
	(unaudited, in thousands)
Revenues	$228,305	$218,236
Net loss	$(91,629)	$(78,448)
8. Balance Sheet Components
Accounts receivable, net

Accounts receivable, net consists of the following (in thousands):

	As of December 31,
	2023	2022
Accounts receivable	$42,274	$33,219
Allowance for credit losses	(94)	(94)
Accounts receivable, net	$42,180	$33,125
Inventory
Inventory consists of the following (in thousands):

	As of December 31,
	2023	2022
Raw materials	$298	$3,063
Finished goods	3,801	7,763
Total inventory	$4,099	$10,826

Life360, Inc.
Notes to Consolidated Financial Statements

The Company recorded a raw materials inventory write-off of $0.9 million for the year ended December 31, 2023. The write-off resulted from a decision made during the three months ended March 31, 2023 to discontinue a product line in the Company’s product roadmap. The raw materials have no alternative use and have been fully written off for the year ended December 31, 2023. There were no additional inventory write-offs for the year ended December 31, 2023, and there were no inventory write-offs recorded for the year ended December 31, 2022.

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	As of December 31,
	2023	2022
Prepaid expenses	$14,520	$6,925
Other receivables	654	1,623
Total prepaid expenses and other current assets	$15,174	$8,548
Prepaid expenses primarily consist of certain cloud platform and customer service program costs. Other receivables primarily consist of refunds owed to the Company and other amounts which the Company may receive in future months.
Property and Equipment, net
Property and equipment, net consists of the following (in thousands):

	As of December 31,
	2023	2022
Computer equipment	$297	$276
Leasehold improvements	100	100
Production manufacturing equipment	839	624
Construction in progress	249	—
Furniture and fixtures	29	9
Total property and equipment, gross	1,514	1,009
Less: accumulated depreciation	(784)	(616)
Total property and equipment, net	$730	$393
Depreciation expense was $0.1 million, $0.5 million, and $0.5 million for the years ended December 31, 2023, 2022, and 2021, respectively.
Prepaid Expenses and Other Assets, noncurrent
Prepaid expenses and other assets, noncurrent consist of the following (in thousands):

	As of December 31,
	2023	2022
Prepaid expenses, noncurrent	$1,353	$1,524
Investment	5,474	5,474
Other assets	21	136
Total prepaid expenses and other assets, noncurrent	$6,848	$7,134
Prepaid expenses, noncurrent primarily consist of cloud platform costs. Investment relates to warrants to purchase shares of preferred stock of a current Data Revenue Partner. Refer to Note 2, "Summary of Significant Accounting Policies" for additional information.

Life360, Inc.
Notes to Consolidated Financial Statements

Leases
The Company leases office space under a non-cancelable operating lease with a remaining lease term of up to 2.9 years, includes the option to extend the lease. In May 2023, the Company amended its lease agreement for its headquarter office space located in San Mateo, California. The amendment extended the lease term to November 2026, reduced the Company’s leased office space and reduced the monthly lease payments. As a result, the associated right-of-use asset and lease liability were remeasured and the right-of-use asset and lease liability increased by $1.1 million and $1.1 million, respectively, upon the remeasurement date.

The Company has recognized an operating lease right-of-use (ROU) asset and short term lease liabilities of $1.0 million and $0.3 million in “Operating lease right-of-use asset” and “Accrued expenses and other current liabilities,” respectively, on the Company’s consolidated balance sheet as of December 31, 2023. The Company has recognized a long-term lease liability of $0.7 million in “Other liabilities, noncurrent” on the Company’s consolidated balance sheet as of December 31, 2023.
The Company has recognized an operating lease ROU asset, and short term lease liabilities of $0.8 million and $0.8 million in “Operating lease right-of-use asset” and “Accrued expenses and other current liabilities,” respectively, on the Company’s consolidated balance sheet as of December 31, 2022. No long-term lease liabilities were recorded within “Other liabilities, noncurrent,” on the Company’s consolidated balance sheet as of December 31, 2022.
The Company did not have any finance leases as of December 31, 2023 or December 31, 2022.

Operating lease costs were as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Operating lease cost (1)	$924	$2,345	$1,470
(1)    Amounts include short-term leases, which are immaterial.
For the years ended December 31, 2023, 2022, and 2021, payments for operating leases included in cash from operating activities were $0.9 million, $2.4 million and $1.6 million, respectively.

Supplemental balance sheet information related to leases is as follows (in thousands, except lease term):

	As of December 31,	As of December 31,
	2023	2022
Operating lease right-of-use asset	$1,014	$802
Operating lease liability, current (included in accrued expenses and other current liabilities)	335	813
Operating lease liability, noncurrent (included in other liabilities, noncurrent)	723	—
Weighted-average remaining term for operating lease (in years)	2.9	0.8
The weighted-average discount rate used to measure the present value of the operating lease liabilities was 5.0%, respectively.

Life360, Inc.
Notes to Consolidated Financial Statements

Maturities of the Company’s operating lease liabilities as of December 31, 2023, were as follows (in thousands):

Operating leases
2024	$379
2025	390
2026	367
2027	—
2028	—
Thereafter	—
Total future minimum lease payments	1,136
Less imputed interest	(78)
Total operating lease liability	$1,058
Intangible Assets, net
Intangible assets, net consists of the following (in thousands):

	As of December 31 2023,
	Gross	Accumulated Amortization	Net
Trade name	$23,380	$(4,762)	$18,618
Technology	22,430	(9,191)	13,239
Customer relationships	15,290	(3,782)	11,508
Internal use software	2,416	(340)	2,076
Total	$63,516	$(18,075)	$45,441

	As of December 31 2022,
	Gross	Accumulated Amortization	Net
Trade name	$23,380	$(2,424)	$20,956
Technology	22,430	(4,705)	17,725
Customer relationships	15,290	(1,895)	13,395
Internal use software	701	(78)	623
Total	$61,801	$(9,102)	$52,699
Amortization expense was $9.0 million, $8.7 million, and $0.4 million for the years ended December 31, 2023, 2022, and 2021, respectively.
As of December 31, 2023, estimated remaining amortization expense for intangible assets by fiscal year is as follows (in thousands):

Amount
2024	$9,472
2025	9,446
2026	8,891
2027	4,328
2028	4,225
Thereafter	9,079
Total future amortization expense	$45,441

Life360, Inc.
Notes to Consolidated Financial Statements

The weighted-average remaining useful lives of the Company’s acquired intangible assets are as follows:

Weighted-Average Remaining Useful Life
As of December 31,
	2023	2022
Trade name	8.0 years	9.0 years
Technology	2.9 years	3.9 years
Customer relationships	6.1 years	7.1 years
Internal use software	3.6 years	2.8 years
Accrued Expenses and Other Current Liabilities
Accrued expenses and other liabilities consist of the following (in thousands):

	As of December 31,
	2023	2022
Accrued vendor expenses	$10,020	$4,868
Accrued compensation	3,349	3,900
Customer related promotions and discounts	9,049	10,871
Operating lease liability	335	813
Sales return reserves	3,285	2,952
Other current liabilities	1,500	3,611
Total accrued expenses and other current liabilities	$27,538	$27,015
Other current liabilities primarily relate to warranty liabilities related to the Company’s hardware tracking devices, inventory received not yet billed, and sales tax payable.
Escrow Liability
The escrow liability as of December 31, 2022 relates to restricted cash associated with the Tile Acquisition, $13.1 million, and Jiobit Acquisition, $0.2 million, placed in an indemnity escrow fund to be held for fifteen months and eighteen months, respectively, after the acquisition date for general representations and warranties. The initial balances were included within total consideration transferred. As of December 31, 2023, all escrow liabilities had been released and paid as scheduled.

Other Liabilities, noncurrent
Other noncurrent liabilities consist of the following (in thousands):

	As of December 31,
	2023	2022
Deposit liabilities	$—	$78
Other liabilities, noncurrent	—	498
Operating lease liability	723	—
Total other liabilities, noncurrent	$723	$576

Life360, Inc.
Notes to Consolidated Financial Statements

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
As of December 31, 2023 the unamortized amount and net carrying value of the July 2021 Convertible Notes is $1.1 million and $1.1 million, respectively. The amount by which July 2021 Convertible Notes if-converted value exceeds its principal is $0.6 million as of December 31, 2023.

As of December 31, 2022 the unamortized amount and net carrying value of the July 2021 Convertible Notes was $1.5 million and $0.6 million, respectively. The amount by which July 2021 Convertible Notes if-converted value exceeds its principal was $0.4 million as of December 31, 2022.
In connection with the July 2021 Convertible Notes, the Company issued warrants to purchase 88,213 shares of the Company’s common stock with an exercise price of $0.01 per share and a term of one year (Warrant Tranche 1), 44,106 shares of the Company’s common stock with an exercise price of $11.96 per share and a term of five years (Warrant Tranche 2), and 44,106 shares of the Company’s common stock which is exercisable starting twelve months from the issuance date with an exercise price of $11.96 per share and a term of five years (Warrant Tranche 3).
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

Life360, Inc.
Notes to Consolidated Financial Statements

The Company recognized a total of $0.4 million, $0.4 million, and $0.2 million in non-cash interest expense related to the July 2021 Convertible Notes for the years ended December 31, 2023, 2022, and 2021, respectively.
The Company has also issued convertible notes, September 2021 Convertible Notes, in connection with an acquisition. Refer to Note 7, "Business Combinations" for further details.
Convertible notes, current and noncurrent consist of the following (in thousands):

	As of December 31,
	2023	2022
Convertible notes, current:
September 2021 Convertible Notes	$3,449	$3,455
Revesting Notes	—	58
Convertible notes, noncurrent:	—	—
July 2021 Convertible Notes	1,056	635
September 2021 Convertible Notes	—	3,396
Revesting Notes	—	29
Total convertible notes	$4,505	$7,573
The contractual future principal payments for all convertible notes as of December 31, 2023 were as follows (in thousands):

Amount
2024	$3,365
2025	—
2026	2,110
2027	—
2028	—
Thereafter	—
Total principal outstanding	5,475
Fair value adjustment	(970)
Total convertible notes	$4,505
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
Upon the issuance of the convertible notes, the Company recorded a derivative liability of $0.7 million at fair value using inputs classified as Level 3 in the fair value hierarchy. As of December 31, 2023 and 2022, the fair value of the derivative liability was $0.2 million and $0.1 million, respectively. Refer to Note 6, "Fair Value Measurements" for further details.

Life360, Inc.
Notes to Consolidated Financial Statements

11. Commitments and Contingencies
Purchase Commitments

The Company has contractual commitments with our cloud platform provider and contract manufacturer that are non-cancellable. As of December 31, 2023, future non-cancellable commitments under these arrangements were as follows (in thousands):

Amount
2024	$29,727
2025	25,000
2026	25,500
2027	26,000
Total purchase commitments	$106,227
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

Life360, Inc.
Notes to Consolidated Financial Statements

On March 12, 2019, a former alleged competitor of Tile, Cellwitch, Inc, filed a patent infringement claim against Tile in the U.S. District Court, Northern District of California, seeking permanent injunction and damages. On December 18, 2019, Tile filed an inter partes review petition with the Patent Trial and Appeal Board (“PTAB”) challenging the validity of the patent. On May 13, 2021, the PTAB issued a Final Written Decision on Tile’s inter partes review petition (the “Final Written Decision”), finding a majority of the claims invalid. The Final Written Decision was affirmed by the U.S. Court of Appeals for the Federal Circuit on May 13, 2022. The case is currently in trial court. The claim construction hearing took place on January 18, 2024, and the parties currently await the court's order from that hearing. At this time, a loss is not probable nor estimable, so no legal accrual has been recorded on our consolidated balance sheets as of December 31, 2023.

A purported class action (E.S. v. Life360, Inc.) alleging a single cause of action for unjust enrichment was filed against Life360 on January 12, 2023 seeking equitable relief purportedly arising out of Life360’s historic data sales. Plaintiff dismissed these claims on November 3, 2023 and we settled the matter for an immaterial amount.
No additional litigation reserve was recorded on our consolidated balance sheets as of December 31, 2023. No litigation reserve was recorded on our consolidated balance sheets as of December 31, 2022.
12. Common Stock
As of December 31, 2023 and December 31, 2022, the Company had 108,592 shares of common stock subject to the Company’s right to repurchase.
In November 2022, the Company issued a total of 2,645,503 common shares raising proceeds before issuance costs of $33.3 million.

The Company has reserved shares of common stock, on an as if converted basis, for issuance as follows:

	As of December 31,
	2023	2022
Issuances under stock incentive plan	6,625,812	8,180,840
Issuances upon exercise of common stock warrants	137,658	137,658
Issuances upon vesting of restricted stock units	6,182,543	6,779,892
Issuances of convertible notes	325,981	516,758
Shares reserved for shares available to be granted but not granted yet	16,882,215	396,347
	30,154,209	16,011,495
13. Warrants
As of December 31, 2023 and December 31, 2022, the Company had outstanding warrants to purchase 137,658 and 137,658 shares of Company common stock, respectively with exercise prices ranging from $2.28 to $11.96 and expiry dates ranging from 2024 to 2026. Refer to Note 9 “Convertible Notes” for further details.
14. Equity Incentive Plan
2011 Equity Incentive Plan
The Company’s 2011 Stock Plan was originally adopted by the Company’s Board of Directors on July 27, 2011 and the Company’s stockholders on October 11, 2011, and most recently amended and restated, and adopted by the Board of Directors on March 10, 2020 and the Company’s stockholders on July 21, 2020 (as restated, the “Plan”). The Plan allows the Company to grant restricted stock units, restricted stock and stock options to employees and consultants of the Company and any of the Company’s parent, subsidiaries, or affiliates, and to the members of the Board of Directors. Options granted under the Plan may be either incentive stock options or nonqualified stock options. Incentive stock options (“ISOs”), may be granted only to employees of the Company or any of the Company’s parent or subsidiaries (including officers and directors who are also employees). Nonqualified stock options (“NSOs”), may be granted to any person eligible for grants under the Plan.

Life360, Inc.
Notes to Consolidated Financial Statements

The Board of Directors determines the period over which options vest and become exercisable. Options issued under the Plan generally are exercisable for periods not to exceed ten years and generally vest over a 4-year period with 25% vesting after one year and the remainder vesting monthly thereafter in equal installments.

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
The following summary of stock option activity for the periods presented is as follows (in thousands, except share and per share data):

	Number of Shares Underlying Outstanding Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Balance as of December 31, 2022	8,180,840	$7.05	5.61	$40,827
Options granted	—	—
Options exercised	(935,045)	6.25
Options cancelled/forfeited	(619,983)	13.15
Balance as of December 31, 2023	6,625,812	6.57	4.68	59,957
Exercisable as of December 31, 2023	5,506,657	$5.54	4.65	$55,258
As of December 31, 2023, there was total unrecognized compensation cost for outstanding stock options of $4.1 million to be recognized over a period of approximately 1.9 years.

As of December 31, 2023, the Company had 23,246,474 shares reserved for issuance and 16,882,215 shares available for issuance under the Plan. There were no stock options granted during the year ended December 31, 2023. Stock options granted during the years ended December 31, 2022 and 2021 had a weighted average grant date fair value of $8.33, and $12.65 per share, respectively.
The intrinsic values of outstanding, vested, and exercisable options were determined by multiplying the number of shares by the difference in exercise price of the options and the fair value of the common stock as of December 31, 2023, 2022, and 2021 of $15.46, $9.94, and 21.16 per share, respectively. The intrinsic value of the options exercised represents the difference between the exercise price and the fair market value on the date of exercise. The total intrinsic value of the options exercised during the years ended December 31, 2023, 2022, and 2021 was $7.7 million $4.1 million, and $15.1 million, respectively. The total intrinsic value of the vested options based on the market value of the common stock as of December 31, 2023, 2022, and 2021 was $5.8 million, $29.3 million, and $80.6 million, respectively.
The following summary of Restricted Stock Units (“RSU”) activity for the periods presented is as follows:

	Number of Shares	Weighted average grant date fair value
Balance as of December 31, 2022	6,779,892	$11.58
RSU granted	3,779,399	13.15
RSU vested and settled	(3,123,054)	12.54
RSU cancelled/forfeited	(1,253,694)	11.89
Balance as of December 31, 2023	6,182,543	$12.67
As of December 31, 2023, there was unrecognized compensation cost for outstanding restricted stock units of $61.3 million to be recognized over a period of approximately 2.8 years.

Life360, Inc.
Notes to Consolidated Financial Statements

The number of RSUs vested and settled includes shares of common stock that the Company withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements. RSUs granted during the years ended December 31, 2023, 2022, and 2021 had a weighted average grant date fair value of $13.15, $12.13, and $14.86 per share, respectively. The total fair value of shares vested during the years ended December 31, 2023, 2022, and 2021 was $39.2 million, $12.0 million, and $14.0 million, respectively.

Stock Options Granted to Employees
The fair value of the employee stock options granted is estimated using the Black-Scholes option-pricing model, based on the following assumptions:

	Year Ended December 31,
	2023	2022	2021
Expected terms (in years)	N/A	3.87	4.24
Expected volatility	N/A	65%	49%
Risk-free interest rate	N/A	2.22%	0.68%
Expected dividend rate	N/A	0%	0%
Fair Value of Common Stock: Since the listing of our CDIs on the ASX, the fair value of common stock is based on the closing price of our CDIs on the ASX as reported in Australian dollars, adjusted to reflect the CDI/per share of common stock ratio in effect, and translated to U.S. dollars based on the date of grant of our common stock.
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
In connection with the Jiobit Acquisition in September 2021, the Company issued 91,217 shares of restricted common stock with an aggregate fair value of $1.9 million to be recognized as post combination stock-based compensation ratably with continuous employment of certain employees over a 3-year period.
As of December 31, 2023, there was zero unrecognized compensation expense related to the restricted common stock, as a result of the termination of certain employees. As of December 31, 2022, there was $0.2 million of unrecognized compensation expense related to this restricted common stock which is expected to be recognized over the remaining weighted average life of 1.7 years.

Life360, Inc.
Notes to Consolidated Financial Statements

Additionally, the Company granted 43,083 service-based stock options under the Plan to certain Jiobit employees with an aggregate fair value of $0.5 million which vests ratably over the requisite service period. As of December 31, 2023, there was $0.1 million of unrecognized compensation expense related to unvested assumed stock options, which is expected to be recognized over the remaining weighted average life of 1 year. As of December 31, 2022, there was $0.2 million of unrecognized compensation expense related to unvested assumed stock options, which is expected to be recognized over the remaining weighted average life of 1.8 years.
Tile, Inc.
In connection with the Tile Acquisition in January 2022, the Company issued 1,499,349 shares of retention restricted stock units with an aggregate fair value of $29.6 million. Of the 1,499,349 shares of retention restricted stock units, 787,446 shares valued at $15.6 million contained performance vesting criteria based on the achievement of certain company milestones during the three months ended March 31, 2022, and vest over a two year period. As of March 31, 2022, the vesting criteria had not been met and all 787,446 restricted stock units were forfeited. The remaining 711,903 retention restricted stock units vest over a two to four year period. As of December 31, 2023, there was $0.7 million of unrecognized compensation expense related to the retention restricted stock units which is expected to be recognized over the remaining weighted average life of 1.9 years. As of December 31, 2022, there was $5.6 million of unrecognized compensation expense related to the retention restricted stock units which is expected to be recognized over the remaining weighted average life of 1.5 years.
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
A total of 1,561 shares of common stock with an aggregate fair value of $30.8 thousand were issued to a key employee, the vesting of which is subject to continued employment over a 30-month period. As of December 31, 2023 and 2022, there was an immaterial amount of unrecognized compensation expense related to unvested restricted stock units which is expected to be recognized over the remaining 0.5 years and 1.6 years, respectively.
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
Stock-Based Compensation
Stock-based compensation expense was allocated as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Cost of revenue
Subscription costs	$651	$684	$444
Hardware costs	1,096	514	13
Other costs	43	237	65
Total cost of revenue	1,790	1,435	522
Research and development	22,015	19,431	7,457
Sales and marketing	3,059	3,834	752
General and administrative	11,648	9,980	3,207
Total stock-based compensation expense	$38,512	$34,680	$11,938

Life360, Inc.
Notes to Consolidated Financial Statements

There was an immaterial amount of capitalized stock-based compensation costs during the years ended December 31, 2023 and 2022.
15. Income Taxes
The Company has historically incurred net operating losses only in the United States since its inception. During the year ended December 31, 2023, the Company incurred $27.1 million of net operating losses in the United States and $0.3 million of net operating income internationally.
An income tax provision of $0.6 million and $0.1 million and an income tax benefit of $0.1 million were recorded for the years ended December 31, 2023, 2022 and 2021, respectively. In accordance with ASC 805, a change in the acquirer’s valuation allowance that stems from a business combination should be recognized as an element of the acquirer’s income tax expense or benefit in the period of the acquisition. Accordingly, for the years ended December 31, 2022 and 2021, the Company recorded a $27.4 thousand partial release of its valuation allowance stemming from the Tile Acquisition and $0.1 million partial release of its valuation allowance stemming from the Jiobit Acquisition.
The reconciliation of the Company’s effective tax rate to the U.S. statutory federal income tax rate was as follows:

	Year Ended December 31,
	2023	2022	2021
Statutory federal income tax rate	21%	21%	21%
State tax rate	(3)%	—%	—%
Research and development tax credits	5%	—%	2%
Stock-based compensation	1%	(2)%	6%
Fair value adjustment	(1)%	2%	(3)%
Permanent differences	(1)%	(2)%	(1)%
Officer Compensation	(10)%	—%	—%
Change in valuation allowance	(14)%	(19)%	(25)%
Effective tax rate	(2)%	—%	—%

The significant components of net deferred income tax assets were as follows (in thousands):

	Year Ended December 31,
	2023	2022
Deferred tax assets:
Reserves and allowances	$1,002	$2,534
Lease liability	259	213
Depreciable assets	162	281
Net operating loss carryforward	46,877	62,565
Stock-based compensation	4,359	6,353
Capitalized research and development	39,112	21,170
Credits carryforward	12,651	9,569
Total deferred tax assets	104,422	102,685
Deferred tax liabilities:
Operating lease right-of-use asset	(250)	(210)
Acquired intangibles	(10,073)	(12,829)
Total deferred tax liabilities	(10,323)	(13,039)
Less: Valuation allowance and other reserves	(94,099)	(89,646)
Net deferred tax asset	$—	$—
The Company has provided a full valuation allowance on the net deferred tax assets. The valuation allowance increased by $4.5 million during 2023 and $42.7 million during 2022.

Life360, Inc.
Notes to Consolidated Financial Statements

At December 31, 2023 the Company had approximately $197.5 million and $81.0 million of federal and state net operating loss carryforwards, respectively, available to offset future taxable income. Such carryforwards expire in varying amounts beginning in 2027. The federal net operating loss carryforwards of $145.6 million arising after December 31, 2017 do not expire.

The Company also had federal and state research and development credit carryforwards of $10.7 million and $13.8 million, respectively. The federal tax credits expire in varying amounts beginning in 2034. The state tax credits do not expire. Additionally, the Company has approximately $1.9 million of tax credits in Canada, which are expected to expire in varying amounts beginning 2032.

The Tax Reform Act of 1986 limits the use of net operating loss carryforwards in certain situations where changes occur in the stock ownership of a Company. The annual limitation may result in the expiration of net operating losses and credits before utilization. The Company performed a Section 382 analysis through December 31, 2023. The Company does not expect any previous ownership changes (as defined under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended) to result in a limitation that will materially reduce the total amount of net operating loss carryforwards and credits that can be utilized. Subsequent ownership changes may affect the limitation in future years.

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

As of December 31, 2023 and 2022, the Company had $12.1 million and $11.1 million, respectively, of gross unrecognized tax benefits related to federal and state research credits. As of December 31, 2023 all unrecognized tax benefits, if recognized, will not affect the Company’s effective tax rate. The Company does not anticipate any unrecognized tax benefits in the next 12 months that would result in a material change to its financial position.
The aggregate changes in the balance of gross unrecognized tax benefits were as follows (in thousands):

Balance as of December 31, 2021	$4,588
Additions based on tax positions related to 2022	1,327
Additions for tax positions of prior years	5,176
Balance as of December 31, 2022	11,091
Additions based on tax positions related to 2023	968
Additions for tax positions of prior years	—
Balance as of December 31, 2023	$12,059
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

Life360, Inc.
Notes to Consolidated Financial Statements

The Company accounted for the Partially Secured Loan as consideration received for the exercise of the related equity award, because even after the original options are exercised or the shares are purchased, an employee could decide not to repay the loan if the value of the shares declines below the outstanding loan amount and could instead choose to return the shares in satisfaction of the loan. The result would be similar to an employee electing not to exercise an option whose exercise price exceeds the current share price. When shares are exchanged for a Partially Secured Loan, the principal and interest are viewed as part of the exercise price of the “option” and no interest income is recognized. Additionally, compensation cost is recognized over any requisite service period, with an offsetting credit to additional paid-in capital. Periodic principal and interest payments, if any, are treated as deposit liabilities until the note is paid off, at which time, the note balance is settled and the deposit liability balance is transferred to additional paid-in capital. During the year ended December 31, 2022, the Company received proceeds from the repayment of the Partially Secured Loans of $0.6 million. During the year ended December 31, 2023, the Company received proceeds from the repayment of the partially secured loan that remained outstanding of $0.3 million. As of December 31, 2023 and 2022, the Company had deposit liability balances of zero and $0.3 million, respectively, in connection with the Partially Secured Loan and other early exercises of equity awards. Principal amounts due under the Partially Secured Loan are included in Notes Due From Affiliates as a reduction in stockholders’ equity on the consolidated balance sheets.
Other Related Party Transactions
Non-executive director, James Synge, is a Principal and Partner of Carthona Capital. During the year ended December 31, 2022, Carthona Capital received consideration of $0.1 million for consultancy services to the Company in relation to capital raising matters.

Annika Hulls is the spouse of the CEO and Executive Director, Chris Hulls. During the year ended December 31, 2022, a cash payment of $6.5 thousand was paid to Annika Hulls for services relating to a marketing campaign.
17. Defined Contribution Plan
The Company sponsors a defined contribution plan under Section 401(k) of the Internal Revenue Code covering substantially all employees over the age of 21 years. Contributions made by the Company are voluntary and are determined annually by the Board of Directors on an individual basis subject to the maximum allowable amount under federal tax regulations. Employer contributions to the plan were $1.1 million for the year ended December 31, 2023. There were immaterial employer contributions to the plan for the years ended December 31, 2022 and 2021.
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

Life360, Inc.
Notes to Consolidated Financial Statements

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share (in thousands, except share and per share data):

	Year Ended December 31,
	2023	2022	2021
Numerator:
Net loss	$(28,171)	$(91,629)	$(33,557)
Denominator:
Weighted-average shares used in computing net loss per share, basic	66,748,542	62,209,545	51,656,195
Net loss per share, basic	$(0.42)	$(1.47)	$(0.65)

	Year Ended December 31,
	2023	2022	2021
Numerator:
Net loss	$(28,171)	$(91,629)	$(33,557)
(Gain)/loss attributable to September 2021 Convertible Notes	—	(1,786)	—
(Gain)/loss attributable to July 2021 Convertible Notes	—	(1,295)	—
Interest attributable to July 2021 and September 2021 Convertible Notes	—	515	—
Adjusted net loss for diluted earnings per share	(28,171)	(94,195)	(33,557)
Denominator:
Weighted-average shares used in computing net loss per share, basic	66,748,542	62,209,545	51,656,195
Effect of dilutive securities:
September 2021 Convertible Notes	—	453,626	—
July 2021 Convertible Notes	—	176,422	—
Adjusted weighted-average shares used in computing net loss per share, diluted	66,748,542	62,839,593	51,656,195
Net loss per share, diluted	$(0.42)	$(1.50)	$(0.65)

The potential shares of common stock that were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive are as follows:

	Year Ended December 31,
	2023	2022	2021
Issuances under stock incentive plan	6,625,812	8,180,840	6,972,376
Issuances upon exercise of common stock warrants	137,658	137,658	272,001
Issuances upon vesting of restricted stock units	6,182,543	6,779,892	2,523,122
Issuances of convertible notes	325,981	—	686,926
	13,271,994	15,098,390	10,454,425

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023 pursuant to Rule 13a‑15 under the Exchange Act. The term “disclosure controls and procedures” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Based on such evaluation, our management concluded that our disclosure controls and procedures were effective as of December 31, 2023.
Changes in Internal Control over Financial Reporting
Except for the changes to remediate the previous material weaknesses described below, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Material Weakness Remediation
As previously reported, management identified a material weakness in the Company’s internal control over financial reporting as of December 31, 2022, related to management’s risk assessment process over IT General Controls (“ITGCs”), the design and implementation of ITGCs, including certain controls over logical access, segregation of duties and change management, and certain process level controls including information used in the execution of those controls that impacted our financial reporting processes. The material weakness did not result in any identified misstatements in the financial statements, and there were no changes to previously issued financial results.
In order to remediate the material weakness, management implemented measures to ensure that control deficiencies contributing to the material weakness were remediated, such that these controls were designed, implemented and operating effectively. The remediation actions included:
•Developing enhanced risk assessment procedures and controls to address IT risks related to key systems that support financial reporting;
•Broadening the scope and improving the effectiveness of existing ITGCs for access management, segregation of duties, change management and computer operations;
•Enhancing documentation of our IT controls for systems key to our financial reporting process;
•Providing training relating to the importance and execution of ITGCs for key systems that support financial reporting;
•Performing an in-depth analysis of the roles and accesses within key financial reporting systems and redesigning roles and accesses to support a stronger control environment; and
•Engaging internal and external resources to assist with remediation and monitoring remediation progress.
As a result of these efforts, our management determined that the previously identified material weakness was remediated as of December 31, 2023.

Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the guidelines established in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP.
Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.
Our independent registered public accounting firm, Deloitte & Touche LLP, has audited the consolidated financial statements included in this Annual Report and, as part of the audit, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2023, which is included below.

Limitations on the Effectiveness of Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the objectives of the control system will be met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within a company are detected. The inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of Life360, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Life360, Inc. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 29, 2024, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

San Francisco, California
February 29, 2024

Item 9B. Other Information.
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item will be contained in the Company’s Proxy Statement for its 2024 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2023 (the “2024 Proxy Statement”), under the headings “Proposal 1 — Election of Directors” and “Executive Officers” and is incorporated herein by reference.
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

Item 11. Executive Compensation.
The information required by this item will be contained in the Company’s 2024 Proxy Statement, under the heading “Executive Compensation,” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item will be contained in the Company’s 2024 Proxy Statement, under the heading “Security Ownership of Certain Beneficial Owners and Management,” and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item will be contained in the Company’s 2024 Proxy Statement, under the heading “Transactions with Related Persons and Indemnification,” and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.
The information required by this item will be contained in the Company’s 2024 Proxy, under the heading - Principal Accountant Fees and Services,” and is incorporated herein by reference.

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

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	File No.	Filing Date	Exhibit Number

2.1†*	Agreement and Plan of Merger dated November 22, 2021, by and among Life360, Inc., Triumph Merger, Sub, Inc., Tile, Inc., and Fortis Advisors LLC.		10-12G/A	000-56424	July 5, 2022	2.1

2.2†*	Amendment No. 1 to Agreement and Plan of Merger dated December 20, 2021, by and among Life360, Inc., Triumph Merger, Sub, Inc., Tile, Inc., and Fortis Advisors LLC.		10-12G/A	000-56424	July 5, 2022	2.2

2.3†*	Agreement and Plan of Merger dated July 27, 2021, by and among Life360, Inc., Jiobit Merger Sub I, Inc., Jiobit Merger Sub II, LLC, Jio, Inc. and Shareholder Representative Services LLC.		10-12G/A	000-56424	July 5, 2022	2.3

2.4†*	Amendment No.1 to Agreement and Plan of Merger dated August 31, 2021, by and among Life360, Inc., Jiobit Merger Sub I, Inc., Jiobit Merger Sub II, LLC, Jio, Inc. and Shareholder Representative Services LLC.		10-12G/A	000-56424	July 5, 2022	2.4

2.5†*	Second Amendment dated April 11, 2022, by and between Life360, Inc. and Shareholder Representative Services LLC, to that certain Agreement and Plan of Merger dated July 27, 2021, by and among Life360, Inc., Jiobit Merger Sub I, Inc., Jiobit Merger Sub II, LLC, Jio, Inc. and Shareholder Representative Services LLC.		10-12G/A	000-56424	July 5, 2022	2.5

3.1*	Amended and Restated Certificate of Incorporation of the Company.		10-12G/A	000-56424	July 5, 2022	3.1

3.2*	Amended and Restated Bylaws of the Company.		10-K	000-56424	March 23, 2023	3.2

4.1†*	Fourth Amended and Restated Investors’ Rights Agreement dated September 18, 2018, by and among Life360, Inc., the Founders, the Existing Preferred Holders and the New Investors.		10-12G/A	000-56424	July 5, 2022	4.1

4.2	Description of Capital Stock	X

10.1+*	Form of Indemnification Agreement between Life360 and its directors and officers.		10-12G/A	000-56424	July 5, 2022	10.1

10.2+*	Amended and Restated 2011 Stock Plan.		10-12G/A	000-56424	July 5, 2022	10.2

10.3+	Form of Amended and Restated 2011 Stock Plan Restricted Stock Unit Agreement.	X

10.4+	Form of Amended and Restated 2011 Stock Plan Stock Option Agreement.	X

10.5+*	Life360 Compensation Plan for Board Directors and Company Leadership.		10-12G/A	000-56424	July 5, 2022	10.5

10.6+*	Employment Agreement, dated May 14, 2019, between Life360, Inc. and Chris Hulls.		10-12G/A	000-56424	July 5, 2022	10.6

10.7+†*	Employment Agreement, dated November 22, 2021, by and between Tile, Inc., pursuant to that certain Agreement and Plan of Merger, dated November 22, 2021, by and between the Company, Life360, Inc. and certain other parties, and Charles J. Prober.		10-12G/A	000-56424	July 5, 2022	10.8

10.8+*	First Amendment to Employment Agreement, dated April 7, 2022, between Life360, Inc. and Charles J. Prober.		10-12G/A	000-56424	July 5, 2022	10.9

10.9+*	Offer Letter, dated September 5, 2019, between Life360, Inc. and Samir Kapoor.		10-12G/A	000-56424	July 5, 2022	10.10

10.10+*	Retention Bonus Letter between Life360, Inc. and Christopher Hulls (2016).		10-12G/A	000-56424	July 5, 2022	10.11

10.11§*	Data Services and License Agreement, effective as of January 26, 2022, by and between Life360, Inc. and Placer Labs Inc.		10-12G/A	000-56424	July 5, 2022	10.13

10.12§	Amendment No. 1 to Data Services and License Agreement, effective as of June 8, 2022, by and between Life360, Inc. and Placer Labs Inc.	X

10.13†§*	Warranty Program Agreement, dated June 26, 2020, by and between Cover Genius Warranty Services, LLC and Tile, Inc.		10-12G/A	000-56424	July 5, 2022	10.15

10.14§*	First Amendment to the Warranty Program Agreement, dated September 17, 2020, by and between Cover Genius Warranty Services, LLC and Tile, Inc.		10-12G/A	000-56424	July 5, 2022	10.16

10.15§*	Second Amendment to the Warranty Program Agreement, dated October 8, 2021, by and between Cover Genius Warranty Services, LLC and Tile, Inc.		10-12G/A	000-56424	July 5, 2022	10.17

10.16§*	Manufacturing Services Agreement, dated March 8, 2017, by and between Jabil Circuit, Inc., Jabil Circuit (Singapore) Pte. Ltd. and Tile, Inc.		10-12G/A	000-56424	July 5, 2022	10.18

10.17*	Letter Agreement, dated June 2, 2022, by and among Jabil, Inc., Jabil Circuit (Singapore) Pte. Ltd. and Tile, Inc.		10-12G/A	000-56424	July 5, 2022	10.19

10.18†*	Office Lease for 1900 S. Norfolk Street, Suite 310, San Mateo, California, dated September 12, 2019, by and between 1900 Atrium Associates, LP and Tile, Inc.		10-12G/A	000-56424	July 5, 2022	10.31

10.19*	First Amendment to Lease for 1900 S. Norfolk Street, Suite 310, San Mateo, California, dated August 18, 2020, by and between 1900 Atrium Associates, LP and Tile, Inc.		10-12G/A	000-56424	July 5, 2022	10.32

10.20*	Second Amendment to Lease for 1900 S. Norfolk Street, Suite 310, San Mateo, California, dated January 10, 2022, by and between 1900 Atrium Associates, LP and Tile, Inc.		10-12G/A	000-56424	July 5, 2022	10.33

10.21*	Fourth Amendment to Lease for 1900 S. Norfolk Street, Suite 310, San Mateo, California, dated May 4, 2023, by and between 1900 Atrium Associates, L.P. and Life360, Inc.		10-Q	000-56424	August 14, 2023	10.1

10.21†*	Sublease Agreement for 30 North LaSalle Street, Chicago, Illinois, dated as of March 9, 2019, by and between Bin Insurance Holdings, LLC and Jio, Inc.		10-12G/A	000-56424	July 5, 2022	10.34

10.22*	Vendor Terms and Conditions between Tile, Inc. and Amazon.com, effective June 4, 2018.		10-12G/A	000-56424	July 5, 2022	10.35

10.23*	Apple Developer Program License Agreement between Life360, Inc. and Apple Inc.		10-12G/A	000-56424	July 5, 2022	10.36

10.24*	Schedules 2 and 3 to Apple Developer Program License Agreement between Life360, Inc. and Apple Inc.		10-12G/A	000-56424	July 5, 2022	10.37

10.25*	Separation Agreement and Consulting Agreement between Life360, Inc. and CJ Prober		10-Q	000-56424	August 14, 2023	10.2

10.26+	Form of Non-Executive Director Appointment Letter	X

16.1*	Letter from BDO USA, LLP, dated April 7, 2023		8-K	000-54624	April 10, 2023	16.1

21.1*	List of Subsidiaries of the Company		10-12G/A	000-56424	July 5, 2022	21.1

23.1	Consent of Deloitte and Touche LLP, an Independent Registered Public Accounting Firm.	X

23.2	Consent of BDO USA, P.C., an Independent Registered Public Accounting Firm	X

24.1	Power of Attorney (included on the signature page to this report).	X

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) of the Exchange Act.	X

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) of the Exchange Act.	X

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	Inline XBRL Instance Document	X

101.SCH	Inline XBRL Schema Document	X

101.CAL	Inline XBRL Calculation Linkbase Document	X

101.DEF	Inline XBRL Definition Linkbase Document	X

101.LAB	Inline XBRL Label Linkbase Document	X

101.PRE	Inline XBRL Presentation Linkbase Document	X

104	Cover Page Interactive Data (formatted as Inline XBRL and contained in Exhibit 101)	X

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

LIFE360, INC.

Dated:	February 29, 2024	By:	/s/ Chris Hulls
Chris Hulls

Chief Executive Officer
(Principal Executive Officer)

Dated:	February 29, 2024	By:	/s/ Russell Burke
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

Name	Title	Date

/s/ Chris Hulls	Chief Executive Officer and Director (Principal Executive Officer)	February 29, 2024
Chris Hulls

/s/ Russell Burke	Chief Financial Officer (Principal Financial and Accounting Officer)	February 29, 2024
Russell Burke

/s/ Charles (CJ) Prober	Director	February 29, 2024
Charles (CJ) Prober

/s/ John Philip Coghlan	Chair of the Board of Directors	February 29, 2024
John Philip Coghlan

/s/ Mark Goines	Director	February 29, 2024
Mark Goines

/s/ Alex Haro	Director	February 29, 2024
Alex Haro

/s/ Brit Morin	Director	February 29, 2024
Brit Morin

/s/ James Synge	Director	February 29, 2024
James Synge

/s/ David Wiadrowski	Director	February 29, 2024
David Wiadrowski

/s/ Randi Zuckerberg	Director	February 29, 2024
Randi Zuckerberg