Form 10-Q
period 2024-03-31
Life360, Inc.
filed 2024-05-10
CIK 1581760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No  ☒
As of May 3, 2024, the registrant had 69,625,755 shares of common stock, par value $0.001 per share, including shares underlying all issued and outstanding Chess Depositary Interests (“CDIs”), outstanding.

Life360, Inc.
Form 10-Q for the Quarter Ended March 31, 2024
In this report, unless otherwise stated or the context otherwise indicates, the terms “Life360,” “the Company,” “we,” “us,” “our” and similar references refer to Life360, Inc. and its consolidated subsidiaries. The Life360 logo, and other trademarks, trade names or service marks of Life360, Inc. appearing in this Quarterly Report on Form 10-Q are the property of Life360, Inc. All other trademarks, trade names and service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners. Solely for convenience, the trademarks and trade names in this report may be referred to without the ® and ™ symbols, but such references should not be construed as any indicator that their respective owners will not assert their rights thereto.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on our management’s beliefs and assumptions and on information currently available to our management. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act. These forward-looking statements include statements regarding, among other things, (a) our expectations regarding our results of operations and key performance indicators, (b) key factors affecting our performance (c) our growth strategy, (d) our future financing plans, and (e) our anticipated needs for, and use of, working capital. They are generally identifiable by use of the words: “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “seek,” “believe,” “estimate,” “predict,” “potential,” “continue,” “contemplate,” “possible” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. We caution you the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q. These forward-looking statements are subject to risks and uncertainties, many of which are outside of our control, including risks related to our business, market risks, our need for additional capital, and the risk that our products and services may not perform as expected, as described in greater detail under the heading “Risk Factors” in Part II, Item 1A in this Quarterly Report and Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the U.S. Securities and Exchange Commission (“SEC”) on February 29, 2024 (“Annual Report”), as such risks may be updated in subsequent filings with the Australian Stock Exchange (“ASX”) or SEC. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. You should not place undue reliance on these forward-looking statements.
The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. The forward-looking statements speak only as of the date on which they are made, and, except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date on which the statements are made or to reflect the occurrence of unanticipated events. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed under “Item 1A. Risk Factors” and other sections in this Quarterly Report.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Life360, Inc.
Condensed Consolidated Balance Sheets
(Dollars in U.S. $, in thousands, except share and per share data)
(unaudited)

	March 31, 2024	December 31, 2023
Assets
Current Assets:
Cash and cash equivalents	$73,401	$68,964
Accounts receivable, net	37,036	42,180
Inventory	6,338	4,099
Costs capitalized to obtain contracts, net	961	1,010
Prepaid expenses and other current assets	13,720	15,174
Total current assets	131,456	131,427
Restricted cash, noncurrent	1,202	1,749
Property and equipment, net	684	730
Costs capitalized to obtain contracts, noncurrent	940	834
Prepaid expenses and other assets, noncurrent	5,606	6,848
Operating lease right-of-use asset	933	1,014
Intangible assets, net	44,281	45,441
Goodwill	133,674	133,674
Total Assets	$318,776	$321,717
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$9,388	$5,896
Accrued expenses and other current liabilities	25,063	27,538
Convertible notes, current ($4,057 and $3,449 measured at fair value, respectively)	4,057	3,449
Deferred revenue, current	35,513	33,932
Total current liabilities	74,021	70,815
Convertible notes, noncurrent	1,161	1,056
Derivative liability, noncurrent	1,924	217
Deferred revenue, noncurrent	1,196	1,842
Other liabilities, noncurrent	634	723
Total Liabilities	$78,936	$74,653
Commitments and Contingencies (Note 10)
Stockholders’ Equity
Common Stock, $0.001 par value; 100,000,000 shares authorized as of March 31, 2024 and December 31, 2023; 69,440,062 and 68,155,830 issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	71	70
Additional paid-in capital	534,679	532,128
Accumulated deficit	(294,920)	(285,143)
Accumulated other comprehensive income	10	9
Total stockholders’ equity	239,840	247,064
Total Liabilities and Stockholders’ Equity	$318,776	$321,717
See accompanying notes to the condensed consolidated financial statements (unaudited).

Life360, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Dollars in U.S. $, in thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Subscription revenue	$61,579	$51,664
Hardware revenue	10,188	9,984
Other revenue	6,460	6,495
Total revenue	78,227	68,143
Cost of subscription revenue	9,315	8,045
Cost of hardware revenue	8,012	9,426
Cost of other revenue	887	842
Total cost of revenue	18,214	18,313
Gross profit	60,013	49,830
Operating expenses:
Research and development	27,258	27,197
Sales and marketing	24,733	24,316
General and administrative	14,401	13,209
Total operating expenses	66,392	64,722
Loss from operations	(6,379)	(14,892)
Other income (expense):
Convertible notes fair value adjustment	(608)	72
Derivative liability fair value adjustment	(1,707)	14
Other income, net	311	843
Total other income (expense), net	(2,004)	929
Loss before income taxes	(8,383)	(13,963)
Provision for income taxes	1,394	108
Net loss	$(9,777)	$(14,071)
Net loss per share, basic and diluted	$(0.14)	$(0.21)
Weighted-average shares used in computing net loss per share, basic and diluted	68,535,626	65,592,780
Comprehensive loss
Net loss	$(9,777)	$(14,071)
Change in foreign currency translation adjustment	1	24
Total comprehensive loss	$(9,776)	$(14,047)
See accompanying notes to the condensed consolidated financial statements (unaudited).

Life360, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Dollars in U.S. $, in thousands, except share and per share data)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	68,155,830	$70	$532,128	$(285,143)	$9	$247,064
Exercise of stock options	277,309	—	2,307	—	—	2,307
Exercise of warrants	41,685	—	94	—	—	94
Vesting of restricted stock units	965,238	1	(1)	—	—	—
Taxes paid related to net settlement of equity awards	—	—	(8,110)	—	—	(8,110)
Stock-based compensation expense	—	—	8,261	—	—	8,261
Change in foreign currency translation adjustment	—	—	—	—	1	1
Net loss	—	—	—	(9,777)	—	(9,777)
Balance at March 31, 2024	69,440,062	$71	$534,679	$(294,920)	$10	$239,840

	Common Stock		Additional Paid-In Capital	Notes Due from Affiliates	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	65,239,843	$67	$501,763	$(314)	$(256,972)	$(6)	$244,538
Exercise of stock options	185,073	—	714	—	—	—	714
Vesting of restricted stock units	870,915	1	(1)	—	—	—	—
Taxes paid related to net settlement of equity awards	—	—	(5,731)	—	—	—	(5,731)
Repayment of notes due from affiliate	—	—	77	314	—	—	391
Stock-based compensation expense	—	—	8,955	—	—	—	8,955
Change in foreign currency translation adjustment	—	—	—	—	—	24	24
Net loss	—	—	—	—	(14,071)	—	(14,071)
Balance at March 31, 2023	66,295,831	$68	$505,777	$—	$(271,043)	$18	$234,820
See accompanying notes to the condensed consolidated financial statements (unaudited).

Life360, Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in U.S. $, in thousands)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(9,777)	$(14,071)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,295	2,273
Amortization of costs capitalized to obtain contracts	341	439
Amortization of operating lease right-of-use asset	81	—
Stock-based compensation expense	8,261	8,955
Compensation expense in connection with revesting notes	—	72
Non-cash interest expense, net	128	92
Convertible notes fair value adjustment	608	(72)
Derivative liability fair value adjustment	1,707	(14)
Non-cash revenue from investment	(446)	(496)
Inventory write-off	—	916
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	5,144	2,145
Prepaid expenses and other assets	3,272	(1,340)
Inventory	(2,239)	1,113
Costs capitalized to obtain contracts, net	(398)	(498)
Accounts payable	3,492	(4,274)
Accrued expenses and other current liabilities	(3,073)	(4,628)
Deferred revenue	1,381	189
Other liabilities, noncurrent	(89)	—
Net cash provided by (used in) operating activities	10,688	(9,199)
Cash Flows from Investing Activities:
Internal use software	(1,089)	(348)
Purchase of property and equipment	—	(26)
Net cash used in investing activities	(1,089)	(374)
Cash Flows from Financing Activities:
Proceeds from the exercise of stock options and warrants	2,401	714
Taxes paid related to net settlement of equity awards	(8,110)	(5,731)
Proceeds from repayment of notes due from affiliates	—	314
Net cash used in financing activities	(5,709)	(4,703)
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	3,890	(14,276)

Cash, Cash Equivalents and Restricted Cash at the Beginning of the Period	70,713	90,365
Cash, Cash Equivalents, and Restricted Cash at the End of the Period	$74,603	$76,089

Supplemental disclosure:
Cash paid during the period for taxes	$56	$—

Life360, Inc.
The following table presents the cash, cash equivalents, and restricted cash reported within the balance sheets totaling the same such amounts shown above:

	March 31, 2024	March 31, 2023
Cash and cash equivalents	$73,401	$61,394
Restricted cash, current	—	13,094
Restricted cash, noncurrent	1,202	1,601
Total cash and cash equivalents, and restricted cash	$74,603	$76,089
See accompanying notes to the condensed consolidated financial statements (unaudited).

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Nature of Business
Life360, Inc. (the “Company”) is a leading technology platform connecting millions of people throughout the world to the people, pets and things they care about most. The Company has created a new category at the intersection of family, technology, and safety to help keep families connected and safe. The Company’s core offering, the Life360 mobile application, includes features like communications, driving safety, digital safety and location sharing. Beyond the everyday, Life360 also provides much-needed protection and saves lives, which is crucial for families in emergency situations such as natural disasters, vehicle collisions, physical property theft, and digital identity theft. The Life360 mobile application operates under a “freemium” model where its core offering is available to members at no charge, with three membership subscription options that are available but not required.
The Company acquired Jio, Inc. (“Jiobit”) and Tile, Inc, (“Tile”) in September 2021 and January 2022, respectively, to create a comprehensive platform-agnostic location tracking solution for people, pets and things. Jiobit is a leading wearable location device for young children, pets and seniors and Tile is a leading product suite of location trackers for finding objects.
The Company’s suite of product and service offerings, including the Life360 and Tile mobile applications, and related third-party services, is system and platform-agnostic, allowing its products and services to work seamlessly for members, regardless of the devices they use.
2. Summary of Significant Accounting Policies
Included below are select significant accounting policies. Refer to Note 2, "Summary of Significant Accounting Policies" in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 29, 2024 (“Annual Report”) for a full list of the Company’s significant accounting policies.
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
The condensed consolidated balance sheet as of December 31, 2023, included herein, was derived from the audited financial statements as of that date. In the opinion of the Company’s management, the condensed consolidated financial statements reflect all normal recurring adjustments necessary to provide a fair presentation of the Company’s financial position, results of operations, stockholders’ equity, and cash flows for the interim periods presented. Operating results for these interim periods are not necessarily indicative of the Company’s future results of operations.
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
•promotional and marketing allowances;
•inventory valuation;

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

•average useful customer life;
•valuation of stock-based awards;
•legal contingencies;
•impairment of long-lived assets and goodwill;
•valuation of convertible notes and embedded derivatives;
•useful lives of long-lived assets; and
•income taxes including valuation allowances on deferred tax assets.
The Company bases its estimates and judgments on historical experience and on various assumptions that it believes are reasonable under the circumstances. Actual results could differ significantly from those estimates.
Accounting pronouncements not yet adopted
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07 – Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company does not expect adoption of this ASU will have a material impact on its financial position or results of operations.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The updates in this ASU are effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The Company does not expect adoption of this ASU will have a material impact on its financial position or results of operations.

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Concentrations of Risk and Significant Customers
Major Customers
The Company derives its accounts receivable from revenue earned from customers located in the United States and internationally. Channel and retail partners account for the majority of the Company’s revenue and accounts receivable for all periods presented.
The following tables set forth the information about the Company’s third-party platforms and distribution channels (each a “Channel Partner”) that processed the Company’s overall revenue transactions and retail partners who represented greater than 10% of the Company’s revenue or accounts receivable, respectively:

	Percentage of Revenue
	Three Months Ended March 31,
	2024	2023
Channel Partner (Apple)	57%	56%
Channel Partner (Google)	18%	15%

	Percentage of Gross Accounts Receivable
	As of March 31,	As of December 31,
	2024	2023
Channel Partner (Apple)	61%	50%
Channel Partner (Google)	12%	*
Data Partner A	10%	*
Retail Partner A	*	17%
*    Represents less than 10%

Supplier Concentration
The Company currently relies on a single technology partner for its cloud platform and outsources the manufacturing of the Jiobit and Tile hardware devices to a single contract manufacturer. Although there are a limited number of suppliers, management believes that other suppliers could provide similar services on comparable terms.
Cash and Cash Equivalents
The Company considers all highly liquid investment securities with remaining maturities at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents include deposit and money market funds. Money market mutual funds are valued using quoted market prices and therefore are classified within Level 1 of the fair value hierarchy.
Restricted Cash
The restricted cash, noncurrent balance of $1.2 million and $1.7 million as of March 31, 2024 and December 31, 2023, respectively, relates to cash deposits restricted under letters of credit issued on behalf of the Company in support of indebtedness to trade creditors incurred in the ordinary course of business.
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

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Revenue by geographic region is generally based on the address of the customer as defined in the contract with the customer. The following table sets forth revenue by geographic region for the periods presented (in thousands):

	Three Months Ended March 31,
	2024	2023
North America	$70,316	$60,801
Europe, Middle East and Africa	4,633	4,318
Other international regions	3,278	3,024
Total revenue	$78,227	$68,143
The Company’s revenues in the United States were $68.9 million, or 88%, of total revenue for the three months ended March 31, 2024 and $58.7 million, or 86%, of total revenue for the three months ended March 31, 2023.
4. Deferred Revenue
Deferred revenue consists primarily of payments received and accounts receivable recorded in advance of revenue recognition under the Company’s subscription service arrangements and is recognized as the revenue recognition criteria is met. The Company primarily invoices its customers for its subscription services arrangements in advance. Amounts anticipated to be recognized within one year of the balance sheet date are recorded as deferred revenue, current and the remaining portion is recorded as deferred revenue, noncurrent on the condensed consolidated balance sheets.
During the three months ended March 31, 2024 and 2023, the Company recognized revenue of $18.4 million and $16.8 million, respectively, that was included in the deferred revenue balance at the beginning of each respective period.
Remaining performance obligations represent the amount of contracted future revenue not yet recognized as the amounts relate to undelivered performance obligations, including both deferred revenue and non-cancelable contracted amounts that will be invoiced and recognized as revenue in future periods.
Revenue expected to be recognized from remaining performance obligations was $36.7 million as of March 31, 2024, of which the Company expects $35.5 million to be recognized over the next twelve months.
5. Costs Capitalized to Obtain Contracts
The Company recognizes as an asset the costs of obtaining a contract with a customer if it expects to recover those costs and they are both direct and incremental. These costs are attributable to the Company’s largest Channel Partners.
Costs of obtaining new revenue contracts are deferred and then amortized on a straight-line basis over the related period of benefit, which is estimated to be two to three years depending on the subscription type.
The following table represents a roll forward of the Company’s costs capitalized to obtain contracts, net (in thousands):

	Three Months Ended March 31,
	2024	2023
Costs capitalized to obtain contracts, net, beginning of period	$1,844	$2,063
Additions to costs capitalized to obtain contracts, net	398	499
Amortization of costs capitalized to obtain contracts, net	(341)	(439)
Costs capitalized to obtain contracts, net, end of period	$1,901	$2,123

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
The Company measures and reports certain assets and liabilities at fair value on a recurring basis. The fair value of these assets and liabilities as of March 31, 2024 and December 31, 2023 are classified as follows (in thousands):

	As of March 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$42,528	$—	$—	$42,528
Total assets	$42,528	$—	$—	$42,528
Liabilities:
Derivative liability (Note 9)	$—	$—	$1,924	$1,924
Convertible notes (Note 8)	—	—	4,057	4,057
Total liabilities	$—	$—	$5,981	$5,981

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$41,981	$—	$—	$41,981
Total assets	$41,981	$—	$—	$41,981
Liabilities:
Derivative liability (Note 9)	$—	$—	$217	$217
Convertible notes (Note 8)	—	—	3,449	3,449
Total liabilities	$—	$—	$3,666	$3,666

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The change in fair value of the Level 3 instruments were as follows (in thousands):

	As of March 31, 2024
	Derivative liability (Note 9)	Convertible notes (Note 8)
Fair value, beginning of the year	$217	$3,449
Changes in fair value	1,707	608
Fair value, end of period	$1,924	$4,057

	As of December 31, 2023
	Derivative liability (Note 9)	Convertible notes (Note 8)
Fair value, beginning of the year	$101	$6,938
Vesting of revesting notes	—	72
Forfeiture of revesting notes	—	(326)
Repayment of convertible notes (Note 8)	—	(3,919)
Changes in fair value	116	684
Fair value, end of period	$217	$3,449
For the three months ended March 31, 2024, the Company recorded losses associated with the change in fair value of the derivative liability and convertible notes of $1.7 million and $0.6 million, respectively. For the year ended December 31, 2023, the Company recorded losses associated with the change in fair value of the derivative liability and the convertible notes of $0.1 million and $0.7 million, respectively. The amounts have been recorded in other income (expense), net in the condensed consolidated statements of operations and comprehensive loss.
For the three months ended March 31, 2023, the Company recorded gains associated with the change in fair value of the derivative liability and convertible notes of $14 thousand and $72 thousand, respectively. The amounts have been recorded in other income (expense), net in the condensed consolidated statements of operations and comprehensive loss.
7. Balance Sheet Components
Accounts receivable, net
Accounts receivable, net consists of the following (in thousands):

	As of March 31,	As of December 31,
	2024	2023
Accounts receivable	$37,130	$42,274
Allowance for credit losses	(94)	(94)
Total accounts receivable, net	$37,036	$42,180
Inventory
Inventory consists of the following (in thousands):

	As of March 31,	As of December 31,
	2024	2023
Raw materials	$18	$298
Finished goods	6,320	3,801
Total inventory	$6,338	$4,099

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	As of March 31,	As of December 31,
	2024	2023
Prepaid expenses	$13,217	$14,520
Other receivables	503	654
Total prepaid expenses and other current assets	$13,720	$15,174
Prepaid expenses primarily consist of certain cloud platform and customer service program costs. Other receivables primarily consist of refunds owed to the Company and other amounts which the Company is expected to receive in less than twelve months.
Property and Equipment, net
Property and equipment, net consists of the following (in thousands):

	As of March 31,	As of December 31,
	2024	2023
Computer equipment	$297	$297
Leasehold improvements	100	100
Production manufacturing equipment	839	839
Construction in progress	249	249
Furniture and fixtures	29	29
Total property and equipment, gross	1,514	1,514
Less: accumulated depreciation	(830)	(784)
Total property and equipment, net	$684	$730
Depreciation expense was $46 thousand and $37 thousand for the three months ended March 31, 2024 and 2023, respectively.
There was no impairment of property and equipment or long-lived assets recognized during the three months ended March 31, 2024 or 2023.
Prepaid Expenses and Other Assets, noncurrent
Prepaid expenses and other assets, noncurrent consist of the following (in thousands):

	As of March 31,	As of December 31,
	2024	2023
Prepaid expenses, noncurrent	$111	$1,353
Investment	5,474	5,474
Other assets	21	21
Total prepaid expenses and other assets, noncurrent	$5,606	$6,848
Prepaid expenses, noncurrent primarily consist of cloud platform costs. Investment relates to warrants to purchase shares of preferred stock of a current Data Revenue Partner.

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Leases
The Company leases office space under a non-cancelable operating lease with a remaining lease term of 2.7 years, which includes the option to extend the lease.
The Company did not have any finance leases as of March 31, 2024 or December 31, 2023.
The components of lease expense are as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Operating lease cost (1)	$110	$245
(1)    Amounts include short-term leases, which are immaterial.
Payments for operating leases included in cash from operating activities were $0.1 million and $0.3 million for the three months ended March 31, 2024 and 2023, respectively.
Supplemental balance sheet information related to leases is as follows (in thousands, except lease term):

	As of March 31,	As of December 31,
	2024	2023
Operating lease right-of-use asset	$933	$1,014
Operating lease liability, current (included in accrued expenses and other current liabilities)	342	335
Operating lease liability, noncurrent (included in other liabilities, noncurrent)	634	723
Weighted-average remaining term for operating lease (in years)	2.7	2.9
The weighted-average discount rate used to measure the present value of the operating lease liabilities was 5.0% for each period presented.
Maturities of the Company’s operating lease liability, which does not include short-term leases, as of March 31, 2024 were as follows (in thousands):

Operating leases
Remainder of 2024	$285
2025	390
2026	367
Total future minimum lease payments	1,042
Less imputed interest	(66)
Total operating lease liability	$976

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Goodwill and Intangible Assets, net
Intangible assets, net consists of the following (in thousands):

	As of March 31 2024,
	Gross	Accumulated Amortization	Net
Trade name	$23,380	$(5,346)	$18,034
Technology	22,430	(10,313)	12,117
Customer relationships	15,290	(4,254)	11,036
Internal use software	3,506	(412)	3,094
Total	$64,606	$(20,325)	$44,281

	As of December 31 2023,
	Gross	Accumulated Amortization	Net
Trade name	$23,380	$(4,762)	$18,618
Technology	22,430	(9,191)	13,239
Customer relationships	15,290	(3,782)	11,508
Internal use software	2,416	(340)	2,076
Total	$63,516	$(18,075)	$45,441
The Company capitalized $1.1 million and $0.3 million in internal use software during the three months ended March 31, 2024 and 2023, respectively.
Amortization expense was $2.2 million for each of the three months ended March 31, 2024 and 2023.
During the three months ended March 31, 2024 and 2023, there was no impairment of intangible assets recorded.
As of March 31, 2024, the estimated remaining amortization expense for intangible assets by fiscal year is as follows (in thousands):

Amount
Remainder of 2024	$6,750
2025	8,913
2026	8,470
2027	4,274
2028	4,225
Thereafter	9,012
Total future amortization expense	$41,644
Internal use software not yet in service	$2,637
Total	$44,281

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The weighted-average remaining useful lives of the Company’s acquired intangible assets are as follows:

Weighted-Average Remaining Useful Life
	As of March 31,	As of December 31,
	2024	2023
Trade name	7.7 years	8.0 years
Technology	2.7 years	2.9 years
Customer relationships	5.9 years	6.1 years
Internal use software	1.6 years	3.6 years
As of March 31, 2024, the Company had $2.6 million of capitalized internal use software projects that were not yet in service. These assets will be placed into service once the projects have completed, and will be amortized over a three-year useful life. The internal use software projects that were not yet in service have been excluded from the weighted-average remaining useful life calculation for internal use software in the table above.
As of March 31, 2024 and December 31, 2023, goodwill was $133.7 million. No goodwill impairment was recorded during the three months ended March 31, 2024 or 2023.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	As of March 31,	As of December 31,
	2024	2023
Accrued vendor expenses	$11,815	$10,020
Accrued compensation	4,314	3,349
Customer related promotions and discounts	3,223	9,049
Operating lease liability	342	335
Sales return reserves	2,899	3,285
Other current liabilities	2,470	1,500
Total accrued expenses and other current liabilities	$25,063	$27,538
Other current liabilities primarily relate to sales and income taxes payable, as of March 31, 2024, and warranty liabilities related to the Company’s hardware tracking devices, inventory received not yet billed, and sales taxes payable as of December 31, 2023.
8. Convertible Notes
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

As of March 31, 2024 the unamortized amount and net carrying value of the July 2021 Convertible Notes is $0.9 million and $1.2 million, respectively. The amount by which the July 2021 Convertible Notes if-converted value exceeds its principal is $2.4 million as of March 31, 2024.

As of December 31, 2023 the unamortized amount and net carrying value of the July 2021 Convertible Notes was $1.1 million and $1.1 million, respectively. The amount by which the July 2021 Convertible Notes if-converted value exceed its principal was $0.6 million as of December 31, 2023.
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
The warrants were recorded to additional paid-in capital during the year ended December 31, 2021. The fair value of the warrants issued in connection with the July 2021 Convertible Notes was $0.8 million and was recorded as a debt discount that is being amortized to interest expense under the straight-line method over the term of the respective July 2021 Convertible Notes.
As a result of the beneficial conversion feature associated with the July 2021 Convertible Notes, $0.6 million was added to additional paid-in capital during the year ended December 31, 2021. The beneficial conversion feature was recorded as a debt discount and is being amortized to interest expense under the straight-line method over the term of the respective July 2021 Convertible Notes.
For the three months ended March 31, 2024 and March 31, 2023, the Company recognized a total of $0.1 million and $0.1 million, respectively, in non-cash interest expense related to the July 2021 Convertible Notes.

September 2021 Convertible Notes
In September 2021, the Company, in connection with the Jiobit Acquisition, issued $11.6 million representing the fair value of convertible notes (the “September 2021 Convertible Notes”) and $1.6 million of revesting convertible notes (“Revesting Notes”) that vest over time. The September 2021 Convertible Notes were convertible to common stock at any time subsequent to the acquisition at a fixed conversion price of $22.50 per share. The Company agreed to repay 1/3rd of the unconverted principal plus accrued interest to the holders of such notes on each of the first three annual anniversaries of the issuance date of the September 2021 Convertible Notes, the first two payments of which were made in September 2022 and 2023. Upon a change of control, the holder could elect to either convert at the fixed conversion price of $22.50 per share or be repaid in full. The Company elected the fair value option and remeasured the September 2021 Convertible Notes at their fair value on each reporting date and reflect the changes in fair value in earnings.

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The estimated fair value of the September 2021 Convertible Notes is determined using a combination of the present value of the cash flows and the Black-Scholes option pricing model using assumptions as follows:

	As of March 31,	As of December 31,	As of September 1,
	2024	2023	2021
Principal	$3,365	$3,365	$11,206
Interest rate	6.8%	5.7%	4.5%
Common stock fair value per share	25.59	15.46	20.49
Conversion price per share	22.50	22.50	22.50
Risk-free interest rate	5.34%	4.96%	0.45%
Time to exercise (in years)	0.4	0.7	3.0
Volatility	36%	29%	37%
Annual dividend yield	0%	0%	0%
The Revesting Notes are restricted and vest with continuous employment of certain key employees over a 3-year period subsequent to the acquisition. The Revesting Notes are recognized in general and administrative expense. In January 2023, the final key employee exited the Company. As part of their separation agreement, their Revesting Notes are due in their entirety at the maturity date and the Company recorded $0.1 million of compensation expense included in general and administrative expense.
The Company records the Revesting Notes at fair value and will remeasure the Revesting Notes at fair value on each reporting date. As the Revesting Notes vest, the changes in fair value are recorded as general and administrative expense with a corresponding entry to convertibles notes. The estimated fair value of the Revesting Notes is determined using a combination of the present value of the Revesting Notes cash flows and the Black-Scholes option pricing model. The terms of the Revesting Notes are consistent with the terms of the September 2021 Convertible Notes. For the three months ended March 31, 2024 and 2023, the Company recorded zero and $0.1 million, respectively, to compensation expense included in general and administrative expense related to the changes in fair value of the Revesting Notes.
Convertible notes, current and noncurrent consist of the following (in thousands):

	As of March 31,	As of December 31,
	2024	2023
Convertible notes, current:
September 2021 Convertible Notes	$4,057	$3,449
Convertible notes, noncurrent:
July 2021 Convertible Notes	1,161	1,056
Total convertible notes	$5,218	$4,505
The contractual future principal payments for all convertible notes as of March 31, 2024 were as follows (in thousands):

Amount
(unaudited)
Remainder of 2024	$3,365
2025	—
2026	2,110
Total principal outstanding	5,475
Fair value adjustment	(257)
Total convertible notes	$5,218

In April 2024, the holders of the September 2021 Convertible Notes elected to convert their notes and accrued interest to common stock based on the fixed conversion price of $22.50 per share. Refer to Note 17, "Subsequent Events" for further details.

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

9. Derivative Liability
The Company’s derivative liability represents embedded share-settled redemption features bifurcated from its July 2021 Convertible Notes and is carried at fair value. The changes in the fair value of the derivative liability are recorded in other income (expense), net in the Company’s condensed consolidated statements of operations and comprehensive loss.
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

The estimated fair value of the embedded derivative is determined using a lattice model with the following assumptions:

	As of March 31,	As of December 31,
	2024	2023
Principal	$2,110	$2,110
Interest rate	4.0%	4.0%
Common stock fair value per share	$25.59	$15.46
Risk-free interest rate	3.7% - 4.2%	3.7% - 4.0%
Term (in years)	2.3	2.5
Volatility	66.4% - 76.9%	43.0% - 61.2%
Option adjusted spread (bps)	561	613
Annual dividend yield	0%	0%
Exchange rate (AUD to USD)	0.65	0.68
Upon the issuance of the July 2021 Convertible Notes, the Company recorded a derivative liability of $0.7 million at fair value using inputs classified as Level 3 in the fair value hierarchy. As of March 31, 2024 and December 31, 2023, the fair value of the derivative liability was $1.9 million and $0.2 million, respectively. Refer to Note 6, "Fair Value Measurements" for further details.
10. Commitments and Contingencies
Purchase Commitments
The Company has certain commitments with its cloud platform provider and sole contract manufacturer that are non-cancellable. As of March 31, 2024, future non-cancellable commitments under these agreements were as follows in thousands):

Amount
Remainder of 2024	$21,409
2025	25,000
2026	25,500
2027	26,000
Total purchase commitments	$97,909

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
On March 12, 2019, a former alleged competitor of Tile, Cellwitch, Inc, filed a patent infringement claim against Tile in the U.S. District Court, Northern District of California, seeking permanent injunction and damages. On December 18, 2019, Tile filed an inter partes review petition with the Patent Trial and Appeal Board (“PTAB”) challenging the validity of the patent. On May 13, 2021, the PTAB issued a Final Written Decision on Tile’s inter partes review petition (the “Final Written Decision”), finding a majority of the claims invalid. The Final Written Decision was affirmed by the U.S. Court of Appeals for the Federal Circuit on May 13, 2022. The case is currently in trial court. The claim construction hearing took place on January 18, 2024, and on April 23, 2024, the court released its order which found 10 of the claims invalid, leaving only 2 active claims remaining. At this time, a loss is not probable nor estimable, and as a result, no litigation reserve has been recorded on our condensed consolidated balance sheet as of March 31, 2024.
No litigation reserve was recorded on our condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023, respectively.
11. Common Stock
The Company has the following potentially outstanding common stock reserved for issuance:

	As of March 31,	As of December 31,
	2024	2023
Issuances under stock incentive plan	6,186,944	6,625,812
Issuances upon exercise of common stock warrants	95,973	137,658
Issuances upon vesting of restricted stock units	5,408,458	6,182,543
Issuances upon conversion of convertible notes	325,981	325,981
Shares reserved for shares available to be granted but not granted yet	20,682,366	16,882,215
	32,699,722	30,154,209
12. Warrants
As of March 31, 2024, the Company had outstanding warrants to purchase 95,973 shares of Company common stock with exercise prices ranging from $6.44 to $11.96 and expiry dates ranging from 2025 to 2026.

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

In March 2024, 41,685 of the Company’s freestanding warrants were exercised to purchase shares of the Company’s common stock at an exercise price of $2.28 per share.

As of December 31, 2023, the Company had outstanding warrants to purchase 137,658 shares of Company common stock with exercise prices ranging from $2.28 to $11.96 and expiry dates ranging from 2024 to 2026. Refer to Note 8, "Convertible Notes" for further details.
13. Equity Incentive Plan
2011 Equity Incentive Plan
The Company’s equity incentive plan allows the Company to grant restricted stock units, performance-based restricted stock units (PRSU), restricted stock, and stock options to employees and consultants of the Company and any of the Company’s parent, subsidiaries, or affiliates, and to the members of the Board of Directors.
The following summary of stock option activity for the periods presented is as follows (in thousands, except share and per share data):

	Number of Shares Underlying Outstanding Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Balance as of December 31, 2023	6,625,812	$6.57	4.7	$59,957
Options granted	—	—
Options exercised	(277,309)	8.32
Options canceled/forfeited	(161,559)	15.29
Balance as of March 31, 2024	6,186,944	6.26	4.6	119,570
Exercisable as of March 31, 2024	5,327,732	$5.39	4.5	$107,623
As of March 31, 2024, there was total unrecognized compensation cost for outstanding stock options of $3.4 million to be recognized over a period of approximately 1.7 years.
Performance-based Restricted Stock Units
The Company granted 54,075 PRSUs (“the Target Grant”) to certain executives during the three months ended March 31, 2024. The number of PRSUs that may be vested depends on the extent to which performance goals for the award are achieved over a one-year performance period, as determined by the Remuneration and Nomination Committee of the Board, up to a maximum of 200% of the Target Grant. The performance goals for the PRSUs consist of the following two metrics, each with a weighting of 50%: (1) a revenue metric for the year ended December 31, 2024; and (2) an Adjusted EBITDA metric for the year ended December 31, 2024. Each of the metrics are within the Company’s published revenue and Adjusted EBITDA guidance described in the Company’s press release furnished within Exhibit 99.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 29, 2024.

The PRSU awards vest over a four-year period with 1/4th of the shares vesting after the first year and 1/16th of the shares vesting each quarter thereafter. As of March 31, 2024, PRSUs granted in 2024 are being accrued at the target amount. The Company uses the grant date fair value of the common stock to measure compensation expense for PRSU awards. Compensation expense is recognized over the vesting period of the PRSU award using the straight-line method and shares attained over target upon vesting will be recognized as awards granted in the period. No PRSU awards vested as of March 31, 2024.

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following summary of restricted stock units (including PRSUs) activity for the periods presented is as follows:

	Number of Shares	Weighted average grant date fair value
Balance as of December 31, 2023	6,182,543	$12.67
RSU granted	685,698	17.64
RSU vested and settled	(1,313,564)	22.99
RSU canceled/forfeited	(146,219)	12.63
Balance as of March 31, 2024	5,408,458	$13.35
As of March 31, 2024, there was unrecognized compensation cost for outstanding restricted stock units of $64.7 million to be recognized over a period of approximately 2.8 years.
The number of RSUs vested and settled includes shares of common stock that the Company withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements.
Stock-based Compensation
Stock-based compensation expense was allocated as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Cost of revenue
Subscription costs	$159	$125
Hardware costs	184	206
Other costs	4	11
Total cost of revenue	347	342
Research and development	5,325	4,786
Sales and marketing	632	926
General and administrative	1,957	2,901
Total stock-based compensation expense	$8,261	$8,955
There was an immaterial amount of capitalized stock-based compensation costs and no stock-based compensation tax benefits recognized during the three months ended March 31, 2024 and 2023, respectively.
Equity Awards Issued in Connection with Business Combinations
Jio, Inc.
In connection with the Jiobit acquisition in September 2021, the Company issued 91,217 shares of restricted common stock with an aggregate fair value of $1.9 million to be recognized as post combination stock-based compensation ratably with continuous employment of certain employees over a 3 year period.
In January 2023, a key employee of the Jiobit acquisition terminated employment with the Company. As part of such employee’s separation agreement, the Company recorded $0.2 million to compensation included in general and administrative expense related to their Revesting Stock. As of each of March 31, 2024 and December 31, 2023, there was zero unrecognized compensation expense related to the restricted common stock, as a result of the termination of certain employees.

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Additionally, the Company granted 43,083 service-based stock options under the Plan to certain Jiobit employees with an aggregate fair value of $0.5 million which vests ratably over the requisite service period. As of March 31, 2024, there was $32 thousand of unrecognized compensation expense related to unvested assumed stock options, which is expected to be recognized over the remaining weighted average life of 0.8 years. As of December 31, 2023, there was $0.1 million of unrecognized compensation expense related to unvested assumed stock options, which is expected to be recognized over the remaining weighted average life of 1 year.
Tile, Inc.
In connection with the Tile acquisition in January 2022, the Company issued 1,499,349 shares of retention restricted stock units with an aggregate fair value of $29.6 million. Of the 1,499,349 shares of retention restricted stock units, 787,446 shares valued at $15.6 million contained performance vesting criteria based on the achievement of certain company milestones during the three months ended March 31, 2022, and vest over a two year period. As of March 31, 2022, the vesting criteria had not been met and all 787,446 restricted stock units were forfeited. The remaining 711,903 retention restricted stock units vest over a two to four year period. As of March 31, 2024, there was $0.6 million of unrecognized compensation expense related to the retention restricted stock units which is expected to be recognized over the remaining weighted average life of 1.8 years. As of December 31, 2023, there was $0.7 million of unrecognized compensation expense related to the retention restricted stock units which is expected to be recognized over the remaining weighted average life of 1.9 years.
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
A total of 1,561 shares of common stock with an aggregate fair value of $31 thousand were issued to a key employee, the vesting of which is subject to continued employment over a 30-month period. As of March 31, 2024 and December 31, 2023 there was an immaterial amount of unrecognized compensation expense related to unvested restricted stock units which is expected to be recognized over the remaining 0.3 years and 0.5 years, respectively.
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
14. Income Taxes
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
The Company recorded a provision for income taxes of $1.4 million and $0.1 million for the three months ended March 31, 2024 and 2023, respectively.
In accordance with the Tax Cuts and Jobs Act of 2017, research and experimental (“R&E”) expenses under Internal Revenue Code Section 174 are required to be capitalized beginning in 2022. R&E expenses are required to be amortized over a period of five years for domestic expenses and fifteen years for foreign expenses. The Company has capitalized R&E expenditures in its income tax provision as a result. Accordingly, for the three months ended March 31, 2024 and 2023, the Company recorded income tax expense of $1.4 million and $0.1 million, respectively.

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

15. Defined Contribution Plan
The Company sponsors a defined contribution plan under Section 401(k) of the Internal Revenue Code covering substantially all employees over the age of 21 years. Contributions made by the Company are voluntary and are determined annually by the Board of Directors on an individual basis subject to the maximum allowable amount under federal tax regulations. Employer contributions to the plan were $0.7 million for the three months ended March 31, 2024 and immaterial for the three months ended March 31, 2023.
16. Net Loss Per Share
The following table presents the calculation of basic and diluted net loss per share (in thousands except share and per share information):

	Three Months Ended March 31,
	2024	2023
Net loss	$(9,777)	$(14,071)
Weighted-average shares used in computing net loss per share, basic and diluted	68,535,626	65,592,780
Net loss per share, basic and diluted	$(0.14)	$(0.21)

The potential shares of common stock that were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive are as follows:

	As of March 31,	As of March 31,
	2024	2023
Issuances under stock incentive plan	6,186,944	7,708,686
Issuances upon exercise of common stock warrants	95,973	137,658
Issuances upon vesting of restricted stock units	5,408,458	5,109,200
Issuances upon conversion of convertible notes	325,981	516,758
	12,017,356	13,472,302

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

17. Subsequent Events
September 2021 Convertible Notes Conversion
In April 2024, the holders of the September 2021 Convertible Notes elected to convert their notes and accrued interest to common stock based on a fixed conversion price of $22.50 per share. At the time of conversion, the September 2021 Convertible Notes had an outstanding principal and accrued interest balance of $3.5 million. As a result of the conversion, 157,685 shares of common stock with a fair value of $3.5 million were issued to the holders in redemption of the outstanding September 2021 Convertible Notes. In April 2024, the fair value of the issued common stock was recorded within additional paid-in capital on the Company’s condensed consolidated balance sheet and a $0.5 million gain on settlement of the September 2021 Convertible Notes was recorded in other income (expense), net on the condensed consolidated statements of operations and comprehensive loss.

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
Overview
Life360 is a leading technology platform used to locate the people, pets and things that matter most to families. Life360 is creating a new category at the intersection of family, technology, and safety to help keep families safe and connected. Our core offering, the Life360 mobile application, includes features that range from communications to driving safety and location sharing. The Life360 mobile application operates under a “freemium” model where its core offering is available to members at no charge, with three membership subscription options that are available but not required. We also generate revenue through Jiobit and Tile subscription services and hardware tracking devices. By offering devices and integrated software to members, we have expanded our addressable market to provide members of all ages with a vertically integrated, cross-platform solution of scale.
Key Factors Affecting Our Performance
We believe that our results of operations are affected by a number of factors, such as: the ability to remain a trusted brand; attracting, retaining, and converting members; maintaining efficient member acquisition; the ability to attract new and repeat purchasers of our hardware tracking devices; growth in Average Revenue per Paying Circle (“ARPPC”); expanding offerings on our platform; attracting and retaining talent; seasonality; and international expansion. We discuss each of these factors in more detail under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors Affecting Our Performance” in our Annual Report. While we do not have control of all factors affecting our results from operations, we work diligently to influence and manage those factors which we can impact to enhance our results of operations.
Key Components of Our Results of Operations
Revenue
Subscription Revenue
We generate revenue primarily from sales of subscriptions on our platform, including Life360, Jiobit and Tile. Revenue is recognized ratably over the related contractual term generally beginning on the date that our platform is made available to a customer. Our subscription agreements typically have monthly or annual contractual terms. Our agreements are generally non-cancellable during the contract term. We typically bill in advance for monthly and annual contracts. Amounts that have been billed are initially recorded as deferred revenue until the revenue is recognized.
Hardware Revenue
We generate our hardware revenue from the sale of the Jiobit and Tile hardware tracking devices and related accessories. For hardware and accessories, revenue is recognized at the time products are delivered. We sell hardware tracking devices and accessories through a number of channels including our websites, brick and mortar retail and online retail.

Other Revenue
We also generate revenue through an arrangement with a key data partner that provides location-based analytics services to customers in the retail and real estate sectors, municipalities, and other private and public organizations. The agreement permits commercialization of certain aggregated and de-identified data and provides for fixed and variable monthly revenue amounts. Other revenue also includes advertising and partnership revenue, which represents agreements with third parties to provide access to advertising on the Company’s mobile platform. Advertising revenue for the three months ended March 31, 2024 was immaterial, however, we anticipate meaningful growth in the second half of the year.
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
We plan to continue increasing the capacity and enhancing the capability and reliability of our infrastructure to support member growth and increased use of our platform. We expect that cost of revenue will increase in absolute dollars in future periods.
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
Cost of Other Revenue
Cost of other revenue includes cloud-based hosting costs, as well as costs of product operations functions and personnel-related costs associated with our data and advertising platforms. Personnel-related expenses include salaries, bonuses, benefits, and stock-based compensation for operations personnel.
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
Convertible Notes Fair Value Adjustment
The Company issued convertible notes to investors in July 2021 (the “July 2021 Convertible Notes”), and as part of the purchase consideration related to the Jiobit Acquisition in September 2021 (the “September 2021 Convertible Notes” and together with the July 2021 Convertible Notes, the “Convertible Notes”). The September 2021 Convertible Notes were recorded at fair value and revalued at each reporting period.
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

Provision for Income Taxes
Provision for income taxes consists of U.S. federal and state income taxes and foreign income taxes in jurisdictions in which we conduct business. We maintain a full valuation allowance on our federal and state deferred tax assets as we have concluded that it is not more likely than not that the deferred tax assets will be realized.

Results of Operations
The following tables set forth our condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2024 and 2023 (in thousands, except percentages).

	Three Months Ended March 31,
	2024	2023	% Change
Subscription revenue	$61,579	$51,664	19%
Hardware revenue	10,188	9,984	2%
Other revenue	6,460	6,495	(1)%
Total revenue	78,227	68,143	15%
Cost of subscription revenue(1)	9,315	8,045	16%
Cost of hardware revenue(1)	8,012	9,426	(15)%
Cost of other revenue(1)	887	842	5%
Total cost of revenue(1)	18,214	18,313	(1)%
Gross profit	60,013	49,830	20%
Operating expenses(1):
Research and development	27,258	27,197	—%
Sales and marketing	24,733	24,316	2%
General and administrative	14,401	13,209	9%
Total operating expenses	66,392	64,722	3%
Loss from operations	(6,379)	(14,892)	(57)%
Other income (expense):
Convertible notes fair value adjustment	(608)	72	(944)%
Derivative liability fair value adjustment	(1,707)	14	(12,293)%
Other income, net	311	843	(63)%
Total other income (expense), net	(2,004)	929	(316)%
Loss before income taxes	(8,383)	(13,963)	(40)%
Provision for income taxes	1,394	108	1,191%
Net loss	(9,777)	(14,071)	(31)%
Change in foreign currency translation adjustment	1	24	(96)%
Total comprehensive loss	$(9,776)	$(14,047)	(30)%
____________________
(1)Includes stock-based compensation expense as follows (in thousands, except percentages):

	Three Months Ended March 31,
	2024	2023	% Change
Cost of revenue
Subscription costs	$159	$125	27%
Hardware costs	184	206	(11)%
Other costs	4	11	(64)%
Total cost of revenue	347	342
Research and development	5,325	4,786	11%
Sales and marketing	632	926	(32)%
General and administrative	1,957	2,901	(33)%
Total stock-based compensation expense	$8,261	$8,955	(8)%

The following table sets forth our results of operations as a percentage of total revenue:

	Three Months Ended March 31,
	2024	2023
Subscription revenue	79%	76%
Hardware revenue	13%	15%
Other revenue	8%	10%
Total revenue	100%	100%
Cost of subscription revenue	12%	12%
Cost of hardware revenue	10%	14%
Cost of other revenue	1%	1%
Total cost of revenue	23%	27%
Gross profit	77%	73%
Operating expenses:
Research and development	35%	40%
Sales and marketing	32%	36%
General and administrative	18%	19%
Total operating expenses	85%	95%
Loss from operations	(8)%	(22)%
Other income (expense):
Convertible notes fair value adjustment	(1)%	—%
Derivative liability fair value adjustment	(2)%	—%
Other income, net	—%	1%
Total other income (expense), net	(3)%	1%
Loss before income taxes	(11)%	(20)%
Provision for income taxes	2%	—%
Net loss	(12)%	(21)%
Change in foreign currency translation adjustment	—%	—%
Total comprehensive loss	(12)%	(21)%

Revenue

	Three Months Ended March 31,		Change
	2024	2023	$	%
(in thousands, except percentages)
Subscription revenue	$61,579	$51,664	$9,915	19%
Hardware revenue	10,188	9,984	204	2%
Other revenue	6,460	6,495	(35)	(1)%
Total revenue	$78,227	$68,143	$10,084	15%
Subscription revenue increased $9.9 million, or 19%, during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, primarily due to a 17% growth in total paid subscriptions and a 21% growth in Paying Circles (as defined below). Additionally, subscription revenue in the current period benefited from price increases for existing U.S. Android Life360 subscriptions which were fully implemented during the three months ended June 30, 2023.
Hardware revenue increased $0.2 million, or 2%, during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 due to the rollout of bundled Life360 subscription and hardware offerings, $0.5 million in fewer discounts offered, and $0.2 million in fewer returns recorded. The increases were offset by $0.5 million in product costs in line with a decrease in standalone hardware units sold and average selling price per unit.
Other revenue remained flat during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, as the Company maintained its single aggregated data arrangement.

Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended March 31,		Change
	2024	2023	$	%
(in thousands, except percentages)
Cost of subscription revenue	$9,315	$8,045	$1,270	16%
Cost of hardware revenue	8,012	9,426	(1,414)	(15)%
Cost of other revenue	887	842	45	5%
Total cost of revenue	18,214	18,313	(99)
Gross profit	$60,013	$49,830	$10,183
Gross margin:
Subscription	85%	84%
Hardware	21%	6%
Other	86%	87%
Cost of subscription revenue increased $1.3 million, or 16%, during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, primarily due to an increase of $0.6 million in premium membership offering costs, a 21% increase in Paying Circles, an increase of $0.3 million in technology expenses, and an increase of $0.4 million in personnel-related and stock-based compensation costs in line with Company growth.
Subscription gross margin increased to 85% during the three months ended March 31, 2024 from 84% during the three months ended March 31, 2023, primarily due to ongoing technology efficiency initiatives implemented by the Company.
Cost of hardware revenue decreased $1.4 million, or 15%, during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, primarily due to a savings of $0.7 million in the current period related to the discontinuation of certain battery related membership benefits which took place during the quarter ended June 30, 2023. The Company also saw a $0.5 million decrease in product and other hardware expenses due to the decrease in units sold and a decrease of $0.2 million in technology and other expenses related to efficiencies achieved within the Company.
Hardware gross margin increased to 21% during the three months ended March 31, 2024 from 6% during the three months ended March 31, 2023, primarily due to savings in the current period related to the discontinuation of certain battery related membership benefits which took place during the quarter ended June 30, 2023 and decreased offerings of discounts.
Research and Development

	Three Months Ended March 31,		Change
	2024	2023	$	%
(in thousands, except percentages)
Research and development	$27,258	$27,197	$61	—%
Research and development expenses remained flat during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. Research and development expenses were primarily impacted by an increase of $0.7 million in personnel-related costs in line with increased headcount and $0.5 million in stock-based compensation expense due to an increase in volume of stock grants awarded to employees. The increases were offset by $1.1 million of costs incurred related to internal use software which were capitalized within intangible assets, net on the condensed consolidated balance sheet.

Sales and Marketing

	Three Months Ended March 31,		Change
	2024	2023	$	%
(in thousands, except percentages)
Sales and marketing	$24,733	$24,316	$417	2%
Sales and marketing expenses increased $0.4 million, or 2%, during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. The increase was primarily due to a $1.3 million increase in marketing expenses consisting of increases of $1.6 million in Channel Partner commission charges and $0.1 million in other marketing spend, partially offset by a $0.4 million decrease in paid member acquisition spend. The increase in marketing expenses was partially offset by decreases of $0.4 million in professional and outside services spend and $0.5 million in personnel-related and stock-based compensation costs primarily due to severance payments attributable to the Company’s reduction in workforce which took place during the three months ended March 31, 2023.
General and Administrative

	Three Months Ended March 31,		Change
	2024	2023	$	%
(in thousands, except percentages)
General and administrative	$14,401	$13,209	$1,192	9%
General and administrative expenses increased $1.2 million, or 9%, during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. The increase was primarily due to an increase of $1.7 million in professional services and contractor spend related to compliance with the Sarbanes-Oxley Act, partially offset by a $0.7 million decrease in personnel-related and stock-based compensation costs due to the exit of a key employee. The remaining increase of $0.2 million is attributable to technology and other general and administrative expenses in line with Company growth.
Convertible Notes Fair Value Adjustment
For the three months ended March 31, 2024 and 2023, the Company recorded a loss associated with the convertible notes fair value adjustment of $0.6 million and a gain of $0.1 million, respectively. The changes in fair value are primarily driven by the share price volatility and reduction in time to convert.
Derivative Liability Fair Value Adjustment
For the three months ended March 31, 2024 and 2023, the Company recorded a loss associated with the derivative liability fair value adjustment of $1.7 million and a gain of $14 thousand, respectively. The changes are due to the revaluation of the derivative liability at each reporting period and the increase in stock price related to embedded redemption features bifurcated from the July 2021 Convertible Notes issued to investors.
Other Income (Expense), Net
Other income (expense), net decreased $0.5 million, or 63%, during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. The decrease was driven by unfavorable currency revaluation impacts in the current period compared to the same period in the prior year. Other income (expense), net includes interest income, dividend income, foreign exchange losses, and interest expense associated with the July 2021 Convertible Notes.
Provision for Income Taxes
Provision for income taxes increased $1.3 million, or 1,191%, during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. Provision for income taxes consists of U.S. federal and state income taxes in jurisdictions in which we conduct business. We maintain a full valuation allowance on our federal and state deferred tax assets as we have concluded that it is not more likely than not that the deferred tax assets will be realized.

Key Performance Indicators
We review several operating metrics, including the following key performance indicators, to evaluate our business, measure our performance, identify trends affecting our business, develop financial forecasts, and make strategic decisions. We believe these key performance indicators are useful to investors because they allow for greater transparency with respect to key metrics used by management in its financial and operational decision-making, and they may be used by investors to help analyze the health of our business. Key operating metrics are presented in millions, except ARPPC, Average Revenue per Paying Subscription (“ARPPS”) and Average Selling Price (“ASP”), however percentage changes are calculated based on actual results. As a result, percentage changes may not recalculate based on figures presented due to rounding. Please refer to “—Results of Operations” for additional metrics management reviews in conjunction with the condensed consolidated financial statements.
Key Operating Metrics

	As of and for the Three Months Ended March 31,
	2024	2023	% Change
(in millions, except ARPPC, ARPPS and ASP)
AMR	$284.7	$239.5	19%
MAUs	66.4	50.8	31%
Paying Circles	1.9	1.6	21%
ARPPC	$123.97	$120.70	3%
Subscriptions	2.5	2.1	17%
ARPPS	$102.02	$97.98	4%
Net hardware units shipped	0.5	0.6	(6)%
ASP	$16.50	$17.22	(4)%
Annualized Monthly Revenue
We use Annualized Monthly Revenue (“AMR”) to identify the annualized monthly value of active customer agreements at the end of a reporting period. AMR includes the annualized monthly value of Life360 subscription, data and partnership agreements. All components of these agreements that are not expected to recur are excluded. This does not represent revenue under GAAP on an annualized basis, as the operating metric can be impacted by start and end dates and renewal rates. AMR as of March 31, 2024, and 2023 was $284.7 million and $239.5 million, respectively, representing an increase of 19% year-over-year.
Monthly Active Users
We have a large and growing global user base as of March 31, 2024. A Life360 monthly active user (“MAU”) is defined as a unique member who engages with our Life360 branded services each month, which includes both paying and non-paying members. As of March 31, 2024 and 2023, we had approximately 66.4 million and approximately 50.8 million MAUs on the Life360 Platform, respectively, representing an increase of 31% year-over-year. We believe this has been driven by continued strong new member growth and retention.
Paying Circles
We define a Paying Circle as a group of Life360 members with a paying subscription that has been billed as of the end of a period. Each subscription covers all members in the payor’s Circle so everyone in the Circle can utilize the benefits of a Life360 Membership, including access to premium location, driving, digital and emergency safety insights and services.
As of March 31, 2024 and 2023, we had approximately 1.9 million and 1.6 million paid subscribers to services under our Life360 brand, respectively, representing an increase of 21% year-over-year.
We grow the number of Paying Circles by increasing our free member base, converting free members to subscribers, and retaining them over time with the provision of high-quality family connectivity and safety services.

Average Revenue per Paying Circle
We define Average Revenue per Paying Circle as annualized subscription revenue recognized and derived from the Life360 mobile application, excluding certain revenue adjustments related to bundled Life360 subscription and hardware offerings, for the reported period divided by the Average Paying Circles during the same period. Average Paying Circles are calculated by adding the number of Paying Circles as of the beginning of the period to the number of Paying Circles as of the end of the period, and then dividing by two.
For the three months ended March 31, 2024 and 2023, our ARPPC was $123.97 and $120.70, respectively, representing a 3% increase year-over year.
ARPPC is a key indicator utilized by Life360 to determine our effectiveness at monetizing Paying Circles through tiered product offerings. The price increases for existing U.S. Android Life360 subscriptions that took effect during the three months ended June 30, 2023 has led to subscribers signing up for higher price products over time, increasing ARPPC. The positive impacts seen from the price increases were partially offset in the current quarter by an increase in international subscribers, which have subscriptions priced at lower prices.
Subscriptions
We define Subscriptions as the number of paying subscribers associated with the Life360, Jiobit and Tile brands who have been billed as of the end of the period.
As of March 31, 2024 and 2023, we had approximately 2.5 million and 2.1 million paid subscribers to services under the Life360, Tile, and Jiobit brands, respectively, representing an increase of 17% year-over-year.
We grow the number of Subscriptions by selling hardware units and increasing our free member base, converting free members to subscribers, and retaining them over time with the provision of item tracking and high-quality family and safety services.
Average Revenue per Paying Subscription
We define ARPPS as annualized total subscription revenue recognized and derived from Life360, Tile and Jiobit subscriptions, excluding certain revenue adjustments related to bundled Life360 subscription and hardware offerings, for the reported period divided by the average number of paying subscribers during the same period. The average number of paying subscribers is calculated by adding the number of paying subscribers as of the beginning of the period to the number of paying subscribers as of the end of the period, and then dividing by two. Paying subscribers represent subscribers who have been billed as of the end of the period.
ARPPS for the three months ended March 31, 2024 and 2023 was $102.02 and $97.98, respectively, representing an increase of 4% year over year.
ARPPS has increased year over year as a result of the growth in subscriptions and subscription price increases implemented by the Company for existing U.S. Android Life360 subscriptions during the three months ended June 30, 2023.The positive impacts seen from the price increases were partially offset in the current quarter by an increase in international subscribers, which have subscriptions priced at lower prices.
Net Hardware Units Shipped
Net hardware units shipped represents the number of tracking devices sold during a period, excluding certain hardware units related to bundled Life360 subscription and hardware offerings, net of returns by our retail partners and directly to consumers. Selling units contributes to hardware revenue and ultimately increases the number of members eligible for a Tile or Jiobit subscription. For the three months ended March 31, 2024, Life360 sold approximately 0.5 million units, down approximately 6% as compared to the 0.6 million units sold during the three months ended March 31, 2023, primarily due to a decrease in enterprise channel sales.

Net Average Selling Price
To determine the net average selling price (“ASP”) of a unit, we divide hardware revenue recognized, excluding certain revenue adjustments related to bundled Life360 subscription and hardware offerings, for the reported period by the number of net hardware units shipped during the same period. ASP is largely driven by the price we charge customers, including the price we charge our retail partners, net of customer allowances, and directly to consumers. For the three months ended March 31, 2024, the net ASP of a unit was $16.50, a decrease of 4% compared to $17.22 during the three months ended March 31, 2023 primarily due to a change in mix of products sold and increased sales of multi-unit bundles of Tile devices.
Liquidity and Capital Resources
As of March 31, 2024, we had cash and cash equivalents of $73.4 million and restricted cash of $1.2 million. As of December 31, 2023, we had cash and cash equivalents of $69.0 million and restricted cash of $1.7 million.
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
Cash Flows
Our cash flow activities were as follows for the periods presented:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net cash provided by (used in) operating activities	$10,688	$(9,199)
Net cash used in investing activities	(1,089)	(374)
Net cash used in financing activities	(5,709)	(4,703)
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	$3,890	$(14,276)
Operating Activities
Our largest sources of operating cash are cash collections from our paying members for subscriptions to our platform and hardware device sales. Our primary uses of cash for operating activities are for employee-related expenditures, costs to acquire inventory, infrastructure-related costs, commissions paid to Channel Partners and other marketing expenses.
A number of our members pay in advance for annual subscriptions, while a majority pay in advance for monthly subscriptions. Deferred revenue consists of the unearned portion of customer billings, which is recognized as revenue in accordance with our revenue recognition policy. As of March 31, 2024 and December 31, 2023, we had deferred revenue of $36.7 million and $35.8 million, respectively, of which $35.5 million and $33.9 million is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met.
For the three months ended March 31, 2024, net cash provided by operating activities was $10.7 million. The primary factors affecting our operating cash flows during this period were our net loss of $9.8 million, impacted by $13.0 million of non-cash adjustments, and $7.5 million of cash provided by changes in our operating assets and liabilities. The non-cash adjustments primarily consisted of stock-based compensation, depreciation and amortization, and fair value adjustments for our convertible notes and derivative liability. The cash provided by changes in our operating assets and liabilities was primarily due to decreases in accounts receivable, net and prepaid expenses and other assets, increases in accounts payable and deferred revenue offset by a decrease in accrued expenses and other current liabilities and increases in inventory.

For the three months ended March 31, 2023, net cash used in operating activities was $9.2 million. The primary factors affecting our operating cash flows during this period were our net loss of $14.1 million, impacted by $12.2 million of non-cash adjustments and $7.3 million of cash used by changes in our operating assets and liabilities. The non-cash adjustments primarily consisted of stock-based compensation, depreciation and amortization, amortization of costs capitalized to obtain contracts, gain in convertible notes fair value adjustment, and non-cash revenue from an affiliate. The cash used by changes in our operating assets and liabilities was primarily due to an increase in prepaid expenses, related to certain cloud platform and customer service program costs, and other assets and a decrease in accounts payable and accrued expenses and other liabilities offset by a decrease in accounts receivable and inventory.
Investing Activities
For the three months ended March 31, 2024, net cash used in investing activities was $1.1 million, related to the capitalization of internal use software costs in accordance with ASC 350-40, Intangibles - Goodwill and Other, Internal-Use Software.
For the three months ended March 31, 2023, net cash used in investing activities was $0.4 million, which primarily related to the capitalization of internal use software costs in accordance with ASC 350-40, Intangibles — Goodwill and Other, Internal-Use Software.
Financing Activities
For the three months ended March 31, 2024, net cash used in financing activities was $5.7 million, primarily related to $8.1 million of taxes paid for net settlement of equity awards, offset by $2.4 million of proceeds from the exercise of options.
For the three months ended March 31, 2023, net cash used in financing activities was $4.7 million, primarily related to $5.7 million of taxes paid related to net settlement of equity awards offset by $0.7 million of proceeds from the exercise of options and $0.3 million of proceeds from the repayment of notes due from affiliates.
Obligations and Other Commitments
Our principal commitments consist of obligations under our convertible notes, operating leases for office space, and other purchase commitments. Our obligations under our convertible notes are described in Note 6, "Fair Value Measurements" and Note 8, "Convertible Notes" to our condensed consolidated financial statements. Information regarding our non-cancellable lease and other purchase commitments as of March 31, 2024, can be found in Note 7, "Balance Sheet Components" and Note 10, "Commitments and Contingencies" to our condensed consolidated financial statements.
Critical Accounting Policies and Significant Management Estimates
Our condensed consolidated financial statements are prepared in accordance with GAAP. The preparation of condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. We base our estimates on historical experiences and on various other assumptions we believe to be reasonable under the circumstances. Actual results could differ materially from the estimates made by our management. Our significant accounting policies are discussed in Note 2, "Summary of Significant Accounting Policies" in our Annual Report. There were no significant changes to these policies during the three months ended March 31, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and foreign currency exchange rates.
Interest Rate Risk
As of March 31, 2024 and December 31, 2023, we had $73.4 million and $69.0 million, respectively, of cash equivalents invested in cash and cash equivalents and money market funds. Our cash and cash equivalents are held for working capital purposes. As of March 31, 2024 and December 31, 2023, a hypothetical 10% relative change in interest rates would not have a material impact on our condensed consolidated financial statements.
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
Fair Value Risk
As of March 31, 2024 and December 31, 2023, we had $6.0 million and $3.7 million of liabilities that are measured at fair value, respectively. Fair value measurements include significant assumptions that are driven by market conditions and macroeconomic factors at measurement dates. Our condensed consolidated results of operations are therefore subject to market fluctuations and may be affected in the future as a result of these fair value changes.
In September 2021 in connection with the acquisition of Jiobit, we issued convertible notes with a fair value of $11.6 million. Pursuant to the terms of the September 2021 Convertible Notes, we repaid one third of the unconverted principal balance plus accrued interest to the holders of such notes, at a fixed conversion price of $22.50 per share on each of the first and second anniversaries of the issuance date. In April 2024, the holders elected to convert their September 2021 Convertible Notes and accrued interest to common stock based on the fixed conversion price of $22.50 per share. Prior to conversion, interest accrued at the U.S. Prime rate plus 0.25%. We elected the fair value option and remeasure the September 2021 Convertible Notes at their fair value at each reporting date to reflect the changes in fair value in earnings. Refer to Note 8, "Convertible Notes" and Note 17, "Subsequent Events" to our condensed consolidated financial statements for more information.

Generally, the fair market value of the embedded derivative liability associated with the July 2021 Convertible Notes will increase as interest rates rise and decrease as interest rates fall. In addition, the fair value of the embedded derivative liability associated with the July 2021 Convertible Notes fluctuates when the market price of our common stock fluctuates. The fair value of the embedded derivative was estimated based on the present value of the redemption discount applied to the principal amount of the July 2021 Convertible Notes adjusted to reflect the weighted probability of exercise. Changes in the interest rate environment could have an effect on our future cash flows and earnings, depending on whether the debt is held to maturity or converted to shares of our common stock.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024 pursuant to Rule 13a‑15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The term “disclosure controls and procedures” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our management concluded that our disclosure controls and procedures were effective as of March 31, 2024.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The information set forth under Note 10, "Commitments and Contingencies" in the notes to the condensed consolidated financial statements under the caption “Litigation” is incorporated herein by reference.

Item 1A. Risk Factors
An investment in shares of our common stock involves a high degree of risk. You should carefully consider the following information about these risks, together with the other information appearing elsewhere in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated financial statements and related notes hereto, before deciding to invest in our common stock. The occurrence of any of the following risks could have a material adverse effect on our business, financial condition, results of operations and future growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. In these circumstances, the market price of our common stock could decline; and you may lose all or part of your investment. We cannot assure you that any of the events discussed below will not occur.

Risk Factors Summary

Our business is subject to numerous risks and uncertainties These risks and uncertainties may cause our operations to vary materially from those contemplated by our forward-looking statements. These risk factors include:
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
•Inappropriate actions by third parties or certain of our members could be attributed to us and cause damage to our brands.

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
•Our manufacturer’s facilities are located in the PRC and Malaysia. Uncertainties with respect to the legal system of the PRC, including uncertainties regarding the enforcement of laws, and sudden or unexpected changes in policies, laws and regulations in the PRC could materially adversely affect us. Disruption in the supply chains from the PRC and Malaysia could also adversely affect our business.
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
•Investment in new business strategies, partnerships and acquisitions could fail to produce the expected results, disrupt our ongoing business, present risks not originally contemplated and materially adversely affect our business, reputation, results of operations and financial condition.
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
•Our actual or perceived failure to comply with laws and regulations concerning data privacy and security, consumer protection, advertising, location tracking, digital tracking technologies, and those related to children’s data could lead to regulatory investigations or actions; litigation; fines and penalties; changes to or disruption of our business operations; reputational harm; loss of revenue or profits; declines in member growth or engagement; and other material adverse business consequences.
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
•members using the free version of the Life360 app do not convert, including because they do not perceive additional value in a paid subscription;
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
•we fail to introduce new features, products or services that members find engaging, or if we introduce new products or services, or make changes to existing products and services, such as introducing advertisements, that are not favorably received;
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
•advertisers and partners display ads that are untrue, offensive, or otherwise fail to follow our guidelines
•we fail to provide adequate customer service to members, marketers or other partners;
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
•there is decreased engagement with our products and services as a result of internet shutdowns or other actions by governments that affect the accessibility of our products and services or our ability to sell advertising in any of our markets;
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
Many of our current and potential competitors, both domestically and internationally, have or may have competitive advantages over us, including longer operating histories, significantly more resources (including larger marketing and operating budgets), greater brand recognition, access to more data and potential insights related to members, potential acquisition and other opportunities, higher amounts of available capital or access to such capital and in some cases, lower costs. Some of our competitors may enjoy better competitive positions in certain geographical regions, member demographics or other key areas that we currently serve or may serve in the future. These advantages could enable these competitors to offer products that are more appealing to our existing and prospective members, to respond more quickly and/or cost-effectively than us to new or changing opportunities and regulations, new or emerging technologies or changes in customer requirements and preferences, or to offer lower prices or free products and services. A competitor could gain rapid scale for its products by, among other things, leveraging its existing brands, products or services or existing data or insights, harnessing a new technology or a new or existing distribution channel or creating a new or different approach to family safety and location sharing of people, pets and things. For example, in 2021, one of Channel Partners, Apple, introduced AirTag™, a tracker that uses ultra-wideband technology to allow members to track and find items through Apple’s Find My® app, a location sharing app developed by Apple for iOS devices to allow approved members to access the GPS location of the members’ devices.
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
Potential competitors may also include operators of mobile operating systems and app stores. These mobile platform competitors could use strong or dominant positions in one or more markets, and access to existing large pools of potential members and personal information regarding those members, to gain competitive advantages over us. These competitors also control the app stores that are the principal means by which our members access our platform.
If we are not able to compete effectively against our current or future competitors and products or services that may emerge, the size and level of engagement of our member base may decrease, which could adversely affect our business, financial condition and results of operations.

We have in the past and may in the future need to change our pricing models to compete successfully.
In October 2022, we announced price increases on our United States based premium offerings. If we continue to increase prices for our products and services, demand for our solutions could decline as members adopt less expensive competing products and services, and our market share could suffer. We increased prices for our U.S. Life360 iOS and Android premium subscription offerings in December 2022 and April 2023, respectively, and for our United Kingdom and Australia and New Zealand Life360 iOS and Android subscriptions in the first half of 2024. The intense competition we face in the family safety, location-based services and item tracking technology markets, in addition to general economic and business conditions, including inflation and rising interest rates, can impact the prices of our products and services. If our competitors offer significant discounts on competing products or services or develop products or services that our customers believe are more valuable or cost-effective, we may be required to decrease our prices or offer other incentives in order to compete successfully. If we do not adapt our pricing models to reflect changes in customer use of our products and services or changes in customer demand, our revenues could decrease.
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

Inappropriate actions by third parties or certain of our members could be attributed to us and cause damage to our brands.
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
The reputation of our brands may also be materially adversely affected by the actions of our members or advertisers that are deemed to be hostile, offensive, inappropriate or unlawful. Furthermore, members have in the past used competitor products and may use our products for illegal or harmful purposes such as stalking or theft, rather than for their intended purposes. While we have systems and processes in place that aim to monitor and review the appropriateness of the content accessible through our products and services and have adopted policies regarding illegal, offensive or inappropriate use of our products and services, our members have in the past, and could in the future, nonetheless engage in activities that violate our policies. In addition, our advertisers may use our system or our members’ data in a manner inconsistent with our terms, contracts or policies. Additionally, while our policies attempt to address illegal, offensive or inappropriate use of our products, we cannot control how our members engage on our products. We may also be unsuccessful in our efforts to enforce our policies or otherwise prevent or remediate any such incidents. As a result, our existing safeguards may not be sufficient to avoid harm to our reputation and brands, especially if such hostile, offensive or inappropriate use is well-publicized.
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
We market and distribute our products and services (including the Life360 app, Tile app and Jiobit app) through our Channel Partners. Our mobile applications are almost exclusively accessed through the Apple App Store and the Google Play Store, and we depend on Apple and Google approving our mobile applications on their respective platforms. Our ability to market our brands on any given property or channel is subject to the policies of the relevant third party. There is no guarantee that popular mobile platforms will continue to feature our products, or that mobile device users will continue to use our products and services rather than competing ones. Because Life360 is only used on mobile devices, it must remain interoperable with popular mobile operating systems, networks, technologies, products, and standards that we do not control, such as the Android and iOS operating systems and related hardware, including but not limited to GPS, accelerometers and gyrometers. Any changes, bugs, or technical issues in such systems, or changes in our relationships with mobile operating system partners, some of which are competitors or potential competitors of ours, handset manufacturers, or mobile carriers, or in their terms of service or policies that degrade our products’ functionality, reduce or eliminate our ability to update or distribute our products, give preferential treatment to competitive products, limit our ability to deliver, target, or measure the effectiveness of ads, or charge fees related to the distribution of our products or our delivery of ads could materially adversely affect the usage of our products and services on mobile devices.
We are subject to the standard policies and terms of service of these third-party platforms, which generally govern the promotion, distribution, content, and operation of applications on such platforms. Each Channel Partner has broad discretion to change its policies and interpret its terms of service and other policies with respect to us and other companies, including changes that may be unfavorable to us and may limit, eliminate or otherwise interfere with our ability to distribute or market through their stores, impose restrictions on access to our products by potential customers, affect our ability to update our applications, including to make bug fixes or other feature updates or upgrades and affect our ability to access native functionality or other aspects of mobile devices and our ability to access information about our members that they collect. A platform provider may also change how the personal information of its users is made available to developers on its platform, limit the use of personal information for advertising purposes, restrict how members can share information on its platform or across platforms, or significantly increase the level of compliance or requirements necessary to use its platform.
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

If we violate, or a distribution platform provider believes we have violated, a distribution platform’s terms of service, or if there is any change or deterioration in our relationship with such distribution provider, that platform provider could limit or discontinue our access to its platform. For example, in August 2020, both Apple and Google removed mobile apps from their platforms for violating their standard policies and terms of service which include policies against selling location data to brokers. If one of our distribution platform partners were to limit or discontinue our access to their platform, it could significantly reduce our ability to distribute our products to members, decrease the size of the member base we could potentially convert into subscribers, or decrease the revenues we derive from subscribers or advertisers, each of which could adversely affect our business, financial condition and results of operations.
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
For the three months ended March 31, 2024 and 2023, Amazon accounted for less than 10% and approximately 17% of total revenue, respectively.
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
We outsource the manufacturing of our Tile and Jiobit devices to a single contract manufacturer located in Asia, Jabil, Inc. (“Jabil”), using our design specifications. Jiobit also utilizes other contract manufacturers for additional accessory production. To ensure the quality of our products, we conduct routine product audits.
We also work with third-party fulfillment partners that package and deliver our products to multiple locations worldwide, which allows us to reduce order fulfillment time, reduce shipping costs, and improve inventory flexibility. Our reliance on a single manufacturers for our Tile and Jiobit devices and a limited number of fulfillment partners for each of our smart trackers increases our risk since we do not currently have alternative or replacement suppliers beyond these key parties. In addition, we are currently operating under an extension agreement to our initial agreement with Jabil, which expired in March 2022, and are in the process of negotiating a new agreement. If we are unable to execute a new agreement, or in the event of any other interruption from our manufacturer or any of our fulfillment partners, we may not be able to increase capacity from other sources or develop alternate or secondary sources without incurring material additional costs and substantial production delays. Furthermore, our manufacturer’s facilities are located in the PRC and Malaysia. Our business could be adversely affected if our manufacturer or one or more of our fulfillment partners is impacted by a natural disaster, political, social or economic instability, military conflict, bank failures, changing foreign regulations, labor unrest, pandemics, or any other interruption at a particular location.
If we experience a significant increase in demand for our smart trackers, or if we need to replace an existing supplier or partner, we may be unable to supplement or replace them on terms that are acceptable to us, if at all, which could limit our ability to deliver our products to our members in a timely manner. If we are unable to enter into such an agreement, it could cause an adverse effect on our business, financial condition and results of operations. For example, it may take a significant amount of time to identify a manufacturer or fulfillment partner that has the capability and resources to build our products to our specifications in sufficient volume. Identifying suitable suppliers, manufacturers, and fulfillment partners is an extensive process that requires us to become satisfied with their quality control, technical capabilities, responsiveness and service, financial stability, regulatory compliance, and labor and other ethical practices. Accordingly, the loss of our manufacturer or any of our significant fulfillment partners could have an adverse effect on our business, financial condition and results of operations.
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
•variance in the manufacturing capability of our third-party manufacturers for our Jiobit accessory production;
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
Further, international operations entail a variety of risks, including currency exchange fluctuations, challenges in staffing and managing foreign operations, tariffs and other trade barriers, unexpected changes in legislative or regulatory requirements of foreign countries that manufacture, or into which we sell, our products and services, difficulties in obtaining export licenses or in overcoming other trade barriers, laws and business practices favoring local companies, political and economic instability, limitations on advertising, difficulties protecting or procuring intellectual property rights, and restrictions resulting in delivery delays and significant taxes or other burdens of complying with a variety of foreign laws. For example, given ongoing supply chain issues, we are prioritizing hardware inventory allocation for the benefit of bundled subscription offers over retail sales. Additionally, in February 2022, Russia invaded Ukraine. The European Union and other governments in jurisdictions in which our apps are available for download have imposed severe sanctions and export controls against Russia and Russian interests, and have threatened additional sanctions and controls. It is not possible to predict the broader consequences of this conflict, or others, such as the conflict between Israel and Hamas, which could include further sanctions, embargoes, greater regional instability, geopolitical shifts and other adverse effects on macroeconomic conditions, currency exchange rates, supply chains and financial markets.
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
As a result of our products being manufactured in the PRC and Malaysia, we are reliant on third parties to get our products to distributors around the world. Transportation costs, fuel costs, labor unrest, political unrest, natural disasters, regional or global pandemics, military conflicts, and other adverse effects on our ability, timing and cost of delivering products can increase our inventory, decrease our margins, adversely affect our relationships with distributors and other customers and otherwise adversely affect our financial condition and results of operations.
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

Our manufacturer’s facilities are located in the PRC and Malaysia. Uncertainties with respect to the legal system of the PRC, including uncertainties regarding the enforcement of laws, and sudden or unexpected changes in policies, laws and regulations in the PRC could materially adversely affect us. Disruption in the supply chains from the PRC and Malaysia could also adversely affect our business.
Our manufacturer’s operations in the PRC are governed by Chinese laws and regulations. The Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. The central Chinese government or local governments having jurisdiction within the PRC may impose new, stricter regulations, or interpretations of existing regulations. The Company’s manufacturer in the PRC may be subject to regulation and interference by various political, governmental and regulatory entities in the provinces in which it operates, including local and municipal agencies and other governmental divisions. As such, any such future laws or regulations may impair the ability of our manufacturer to operate and may increase its costs. If our manufacturer incurs increased costs, it may attempt to pass such costs on to us. Any such increased expenses or disruptions to the operations of our manufacturer could adversely impact our results of operations, as well as our ability to deliver our products to our members in a timely manner and to meet demand for our smart trackers.
The PRC’s legal system is a civil law system based on written statutes. Unlike the common law system, prior court decisions under the civil law system may be cited for reference but have limited precedential value. Since 1979, the Chinese government has promulgated laws and regulations in relation to economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade, with a view to developing a comprehensive system of commercial law. Due to the fact that these laws and regulations have not been fully developed, and because of the limited volume of published cases and the non-binding nature of prior court decisions, interpretation of Chinese laws and regulations involves a degree of uncertainty. Some of these laws may be changed without immediate publication or may be amended with retroactive effect. Furthermore, since the PRC’s legal system continues to rapidly evolve, the interpretations of many laws and regulations are not always uniform and enforcement of these laws and regulations involves uncertainties. As a result, our manufacturer may not be aware of their violation of any of these policies and rules until sometime after the violation. Such unpredictability towards contractual, property and procedural rights and any failure to quickly respond to changes in the regulatory environment in the PRC could adversely affect our manufacturer’s business, which in turn may impede our ability to deliver our products to our members in a timely manner and to meet demand for our smart trackers or may result in increased expenses for us. Such actions could have a material adverse effect on our business, financial condition, and results of operations. Although we may from time to time seek to secure a back-up manufacturer outside of the PRC, we may not be able to do so in a timely manner, on acceptable terms, or at all.
Additionally, disruption in our supply chain from our manufacturer’s facilities in Malaysia could also significantly impact our ability to fill customer orders for our products. Our supply chain could be adversely impacted by the uncertainties of health concerns and related governmental restrictions, natural disasters, inclement weather conditions, civil unrest including wars and armed conflicts, contractual disagreements, labor unrest, strikes, acts of terrorism, breaches of data security, and other adverse events. Further, we may be exposed to fluctuations in the value of the local currency in the countries in which manufacturing occurs. Future appreciation of these local currencies could increase our costs. In addition, our labor costs could rise as wage rates increase and the available labor pool declines. These conditions could adversely affect our financial results.
Our apps are currently available for download internationally and in the future we expect to penetrate additional international regions, including certain markets and regions in which we have limited experience, which subjects us to a number of additional risks.
As of March 31, 2024, international members represented over 41% of our total MAUs and accounted for approximately 12% of our total revenue. Offering our apps for download internationally and rolling out full-service memberships outside of the United States, particularly in countries in which we have limited experience, exposes us to a number of additional risks including, among others:
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
•breaches or violation of any export and import laws, anti-bribery or anti-corruption laws, anti-money laundering rules or other rules or regulations applicable to our business, including but not limited to the Foreign Corrupt Practices Act of 1977, as amended; and
•lower prices paid by international subscribers partially offset the positive impacts to ARPPC we experienced following our price increases for existing U.S. Life360 subscriptions which took effect during 2023. ARPPC is a key performance indicator utilized by Life360 to determine our effectiveness at monetizing Paying Circles through tiered product offerings.
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
We generate indirect revenue from key partners through the sale of data insights derived from the personal data we collect from our members. This revenue represented approximately 7% and 8% of our total revenue for the three months ended March 31, 2024 and 2023, respectively. Termination of agreements with key partners may adversely impact our future financial performance.
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
Investment in new business strategies, partnerships and acquisitions could fail to produce the expected results, disrupt our ongoing business, present risks not originally contemplated and materially adversely affect our business, reputation, results of operations and financial condition.
We have invested, and in the future may invest, in new business strategies, partnerships or acquisitions. Such endeavors may involve significant risks and uncertainties, including distraction of management from current operations, the potential for greater-than-expected liabilities and expenses, economic, political, legal and regulatory challenges associated with implementing new business strategies, operating in new regions or countries, inadequate return on capital, potential impairment of tangible and intangible assets, and significant write-offs. Investment, partnership and acquisition transactions are exposed to additional risks, including failing to obtain required regulatory approvals on a timely basis or at all, or the imposition of onerous conditions or other factors that could delay or prevent us from completing a transaction or otherwise limit our ability to fully realize the anticipated benefits of a transaction. New ventures are inherently risky and may not be successful. For example, in May 2024 we entered into a non-binding letter of intent to partner and consummate an investment in Hubble Network, Inc. (“Hubble”) to become the exclusive consumer application of their satellite Bluetooth technology. We intend to connect Life360’s Tile Bluetooth trackers with Hubble’s satellites to create a global location-tracking network. However, the letter of intent is preliminary and subject to negotiation and execution of a definitive agreement and we cannot provide any assurances that we will be able to do so. Failure to reach a definitive agreement with Hubble or, in the event the partnership is consummated, our inability to realize the anticipated benefits of a partnership with Hubble, could have a material adverse effect on our growth prospects and expectations. The failure of any significant investment or business strategy, opportunity, partnership or acquisition could materially adversely affect our business, reputation, results of operations and financial condition.
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
The occurrence of any of these risks could have a material adverse effect on our business, financial condition and results of operations. See “—Investment in new business strategies, partnerships and acquisitions could fail to produce the expected results, disrupt our ongoing business, present risks not originally contemplated and materially adversely affect our business, reputation, results of operations and financial condition.”
Our member metrics and other estimates are subject to inherent challenges in measurement, and real or perceived inaccuracies in those metrics may negatively affect our reputation and our business.
We regularly review metrics, including MAUs, Paying Circles, subscription fees paid by Paying Circles for Life360 Memberships, ARPPC, Tile subscriptions and Jiobit subscriptions to evaluate growth trends, measure our performance, and make strategic decisions. While these numbers are based on what we believe to be reasonable estimates of our metrics for the applicable period of measurement, there are inherent challenges in measuring how our products and services are used across large populations globally. Our member metrics are calculated using internal Company data gathered on an analytics platform that we developed and operate, have not been validated by an independent third-party and may differ from estimates or similar metrics published by third parties due to differences in sources, methodologies, or the assumptions on which we rely. Our member metrics are also affected by technology on certain mobile devices that automatically runs in the background of our application when another phone function is used, and this activity can cause our system to miscount the member metrics associated with such an account. We continually seek to improve the accuracy of and our ability to track such data but, given the complexity of the systems involved and the rapidly changing nature of mobile devices and systems, we expect to continue to encounter challenges, particularly if we continue to expand in parts of the world where mobile data systems and connections are less stable. Further, similar to other internet-based platforms, certain of our metrics (and their accuracy) are, have in the past been and may in the future may, affected by users whose behaviors violate our applicable terms of service, including by creating duplicative or violative accounts or other illegitimate activities such as bot-generated activity, which we may not be able to detect and could result in inaccuracies in or changes to the metrics we report publicly. While these metrics are based on what we believe to be reasonable estimations for the applicable period of measurement, the methodologies used to measure these metrics require significant judgment and are also susceptible to algorithm or other technical errors. In addition, our methodologies for tracking these metrics may change over time, which could result in unexpected changes to our metrics, including the metrics we publicly disclose. If the internal or external systems and tools we use to track these metrics under count or over count performance or contain algorithmic or other technical errors, the data we report may not be accurate. As a result, while future periods may benefit from such improvement or change, prior periods may not be as accurate or comparable, or we may need to adjust such prior periods.

Errors or inaccuracies in our metrics or data could also result in incorrect business decisions and inefficiencies. For instance, if a significant understatement or overstatement of active users were to occur, we may expend resources to implement unnecessary business measures or fail to take required actions to attract a sufficient number of members to satisfy our growth strategies. We continually seek to address technical issues in our ability to record such data and improve our accuracy but given the complexity of the systems involved and the rapidly changing nature of mobile devices and systems, we expect these issues to continue, particularly if we continue to expand in parts of the world where mobile data systems and connections are less stable. If our operational metrics are not accurate representations of our business, or if investors do not perceive these metrics to be accurate, or if we discover material inaccuracies with respect to these figures, our reputation may be significantly harmed, we may be subject to legal or regulatory actions, and our business, financial condition, results of operations and prospects could be materially adversely affected.
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
Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds, have in the past and may in the future lead to market-wide liquidity problems. For example, in March 2023, the Federal Deposit Insurance Corporation (“FDIC”) took control and was appointed receiver for each of Silicon Valley Bank (“SVB”) and Signature Bank. Although we did not experience any losses in our accounts with SVB, at the time we had cash and cash equivalents at SVB that exposed us to credit risk prior to the completion by the FDIC of the resolution of SVB in a manner that fully protected all depositors. However, there is no guarantee that the U.S. Department of Treasury, FDIC and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of banks or financial institutions in a timely fashion or at all.

Our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, the financial institutions with which we have arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which we have financial or business relationships, but could also include factors involving financial markets or the financial services industry generally. In addition, the failure of other banks and financial institutions and the measures taken by governments, businesses and other organizations in response to these events could adversely impact our ability to access our existing cash, cash equivalents and investments may be threatened and could adversely impact our ability to meet our operating expenses, result in breaches of our contractual obligations or result in significant disruptions to our business, any of which could have a material adverse effect on our business, financial condition and results of operations.
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
We generate a portion of our revenue by delivering product offerings from partners to members in contextually relevant ways that do not feel like advertisements. Currently, lead generation at Life360 is limited to displaying auto insurance offers in the Life360 app after the member has indicated they are interested in receiving such offers by clicking on the advertisement within the app. These lead generation advertisements are broadly displayed to all members, with the exception of people under 18 years of age or who have opted out of data sales, and our partners bid for advertisement placements by setting a budget for a driving score tier. Individual driving scores are not provided to advertisers. In the future, we may offer additional third-party solutions through lead generation. In the first quarter of 2024, we also launched a progressive rollout of advertisements to our entire free U.S. member base and began testing with initial partners. We intend to optimize programmatic advertising and establish direct partnerships with advertising partners with the aim of delivering targeted advertising on and off site.

There is a risk that members may not engage with the lead generation offering or other advertisements at the scale necessary for potential advertising partners to spend a meaningful amount, or any of their advertising budget on the offering. There is a risk that advertisers will not utilize the lead generation offering or choose to advertise on our platform. A failure to grow the lead generation offering and to broadly expand our infrastructure for targeted advertisements may inhibit the development of a new advertising revenue stream and have a material adverse impact on our business, financial condition and results of operations.
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
We expect that our existing cash and cash equivalents provided by sales of our subscriptions will be sufficient to meet our anticipated cash needs and business objectives for at least the next 12 months. Our future capital requirements will depend on many factors, including our subscription growth rate, subscription renewal activity, the timing and the amount of cash received from subscribers, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced product offerings, such as advertisements, and the continuing market adoption of our platform. We may, in the future, enter into arrangements to acquire or invest in complementary businesses, services, and technologies. However, we intend to continue to make investments to support our business growth and may require additional capital to fund our business and to respond to competitive challenges, including the need to promote our products and services, develop new products and services, enhance our existing products, services, and operating infrastructure, and potentially to acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. Any such additional funding may not be available on terms attractive to us, or at all. Our inability to obtain additional funding when needed on acceptable terms or at all could have an adverse effect on our business, financial condition and results of operations. If additional funds are raised through the issuance of equity or convertible debt securities, holders of our common stock could suffer significant dilution, and any new shares we issue could have rights, preferences, and privileges superior to those of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions.
If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our results of operations could be adversely affected.
The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes appearing elsewhere in this Quarterly Report on Form 10-Q. We base our estimates on short duration historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Management Estimates.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses. Significant estimates and judgments for the Company involve: revenue recognition, subscription revenue arrangements with multiple performance obligations, sale incentives, other revenue, costs capitalized to obtain contracts, stock-based compensation expense, common stock valuations, inventory valuation and income tax. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.

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

Risks Related to Privacy and Cybersecurity
We are subject to stringent and evolving laws (U.S. and foreign), regulations, rules, contracts, policies and other obligations related to data privacy and security, data protection, consumer protection, advertising, location tracking, digital tracking technologies, and the protection of minors. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation (including class action or similar lawsuits); fines and penalties; changes to or disruptions of our business operations; reputational harm; loss of revenue or profits; declines in member growth or engagement; and other material adverse business consequences.
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
Federal, state and local privacy and consumer protection laws also govern specific technologies that we employ or how we market to, and otherwise communicate with, our members. For example, the Controlling the Assault of Non-Solicited Pornography and Marketing Act (CAN-SPAM) and the Telephone Consumer Protection Act (TCPA) impose specific requirements on communications with consumers. The TCPA, for instance, imposes various consumer consent requirements and other restrictions on certain telemarketing activity and other communications with consumers by phone, fax or text message. TCPA violations can result in significant financial penalties, including penalties or criminal fines imposed by the Federal Communications Commission (FCC) or fines of up to $1,500 per violation imposed through private litigation or by state authorities. We may also use parental consent and identity verification technologies (including those offered by or through service providers) that may capture biometric information or identifiers that may subject us to applicable biometric privacy requirements. For example, the Illinois Biometric Information Privacy Act (BIPA), regulates the collection, use, safeguarding, and storage of Illinois residents’ biometric information or identifiers. The TCPA and BIPA provide for substantial penalties and statutory damages and have generated significant class action activity. The costs of litigating and/or settling a TCPA, BIPA or similar legal claim could be significant.
Additionally, regulators are increasingly scrutinizing companies that process children’s data. We are subject to COPPA, which applies to operators of certain websites and online services directed to children under the age of 13 or with actual knowledge that they collect or maintain personal information from children under the age of 13. COPPA may be enforced by state Attorneys General or the FTC, which is empowered to impose civil penalties of up to $51,744 per violation as well as injunctive and equitable relief for violations. COPPA requirements may be modified, interpreted, or applied in new manners that we may be unable to anticipate or prepare for appropriately. Additional laws and regulations that apply to children’s data under certain circumstances have been adopted or proposed in recent years, including the EU GDPR and the UK GDPR, European Union Digital Services Act (“the DSA”), the UK Age-Appropriate Design Code, the CCPA and other comprehensive state privacy laws, and California’s Age-Appropriate Design Code Act. These laws generally impose various obligations on companies that process children’s data, such as requiring certain consents to process such data, and extending certain rights to children and their parents with respect that data. Some of these obligations have wide ranging applications, including for services that do not intentionally target child users (defined in some circumstances a user under the age of 18 years old). These laws are or may be subject to legal challenges and changing interpretations, which may further complicate our efforts to comply with these laws.

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
In addition, we may be unable to transfer personal data from Europe, the UK, and other jurisdictions to the United States or other countries due to data localization requirements or limitations on cross-border data flows. Europe, the UK, and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the EEA and the UK have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EU-US Data Privacy Framework and the EEA and UK’s standard contractual clauses, these mechanisms are subject to legal challenges (which may result in their invalidation). There is no assurance that we can satisfy or rely on these measures in all circumstances to transfer personal data to the United States, as they alone may not necessarily be sufficient as transfers must be assessed on a case-by-case basis and the requirements may change if they are challenged. If there is no lawful manner for us to transfer personal data from the EEA, the UK, or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Some European regulators have prevented companies from transferring personal data out of Europe for allegedly violating the EU GDPR’s cross-border data transfer limitations. Regulators in the US are also increasingly scrutinizing certain personal data transfers and may impose personal data localization requirements.
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

In addition, major technology platforms on which we rely, privacy advocates, and industry groups have regularly proposed, and may propose in the future, platform requirements or self-regulatory standards by which we are legally or contractually bound. If we fail to comply with these contractual obligations or standards, we may lose access to technology platforms on which we rely and face substantial regulatory enforcement, liability, and fines. For example, in 2021 one of our Channel Partners, Apple, began to require mobile applications using its operating system, iOS, to affirmatively (on an opt-in basis) obtain an end user’s permission to “track them across apps or websites owned by other companies” or access their device’s advertising identifier for advertising and advertising measurement purposes. Other technology platforms are considering similar restrictions. Such restrictions could limit the efficacy or our marketing activities. In addition, consumer resistance to the collection and sharing of the data used to deliver targeted advertising, increased visibility of consent or “do not track” mechanisms (such as browser signals from the Global Privacy Control) as a result of industry regulatory or legal developments, the adoption by consumers of browser settings or “ad-blocking” software, and the development and deployment of new technologies could materially impact our ability to collect data or reduce our ability to deliver relevant promotions or media or market our products and reach new members, which could materially impair the results of our operations.
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

Relevant stakeholders (such as government authorities and adjudicatory bodies) may determine that we have been in the past or are presently noncompliant with our data privacy and security obligations as we may at times fail (or be perceived to have failed) in our efforts to comply with such obligations. This risk will likely increase as we grow our market presence in the U.S. and outside the U.S. Moreover, despite our efforts, our personnel or third parties on whom we rely, may fail to comply with such obligations, which could negatively impact our business operations. If we or the third parties on which we rely have failed, fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims and mass arbitration demands); additional reporting requirements and/or oversight; bans on processing personal data; and orders to destroy or not use personal data. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for significant statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products or services; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.
We have in the past received inquiries and been subject to investigations, proceedings, orders, and other various inquiries and claims brought by regulators and private claimants regarding our data privacy (including in relation to children’s data) and security practices and processing of personal data. We may in the future be subject to similar inquiries, claims and other proceedings.
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
In the ordinary course of our business, we and the third parties upon which we rely process proprietary, confidential, and sensitive data (such as precise geolocation data and information relating to children), and, as a result, we and the third parties upon which we rely face a variety of evolving threats, including but not limited to ransomware attacks, which could cause security incidents. Cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive data and information technology systems, and those of the third parties upon which we rely. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors.
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
We and the third parties upon which we rely may be subject to and have previously responded to a variety of evolving threats, including but not limited to social-engineering attacks (including through phishing attacks and deep fakes, which may be increasingly more difficult to identify as fake), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), bot-generated activity, denial-of-service attacks, credential stuffing attacks, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats. Threat actors may continue to develop and use more sophisticated tools and techniques (including AI) that are specifically designed to circumvent security controls, evade detection, and obfuscate forensic evidence, which may make it more difficult for us to identify, investigate, respond to and recover from incidents.
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
Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive data (or sensitive data that our members, advertisers, and partners have shared with us) or our information technology systems, or those of the third parties upon whom we rely, or impact the calculation or measurement of our user metrics or other estimates, as disclosed above. A security incident or other interruption could disrupt our ability (and that of third parties upon whom we rely) to provide our services.
We may expend significant resources or modify our business activities to try to protect against security incidents. Additionally, certain data privacy and security obligations may require us to implement and maintain specific security measures or industry-standard or reasonable security measures to protect our information technology systems and sensitive data.
While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. For example, we and our third-party providers have been and may in the future be compromised by the aforementioned or similar threats, and result in unauthorized, unlawful, or accidental processing of our information, or vulnerabilities in the products or systems upon which we rely. For example, in 2023, we experienced two credential stuffing attacks that resulted in unauthorized access to a limited number of members’ personal data. In response to each attack, we launched an investigation to determine what occurred, what information was potentially affected and how we could implement further actions designed to prevent similar incidents in the future (such as allowing members to enable multi-factor authentication). Our investigation revealed that the credential stuffing attacks likely leveraged member credentials from other data breaches (not associated with us). We determined that neither of these incidents were material to the Company. We have encountered and may in the future encounter attempts to create false or other illegitimate user accounts or to take other unauthorized actions on or through our platform and services.
Applicable data privacy and security obligations may require us to notify relevant stakeholders, such as governmental authorities, partners, and affected individuals, of security incidents. Such disclosures may involve inconsistent requirements and are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences. If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences. These consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive data (including personal data); litigation (including class claims and mass arbitration demands); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); direct and indirect financial loss (including due to potential loss of members, partners, or advertising revenue); and other similar harms. Security incidents and attendant consequences may cause customers to stop using our services, deter new customers from using our services, disrupt our ability to provide our products and services, and negatively impact our ability to grow and operate our business.
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
We also rely upon trade secret laws to protect intellectual property that may not be patentable, or for which we believe patent protection is too expensive or otherwise undesirable. While it is our policy to enter into confidentiality agreements with employees and third parties to protect our proprietary expertise and other trade secrets, we cannot guarantee that we have entered into such agreements with each party that has developed intellectual property on or behalf, or that has or may have had access to our proprietary information or trade secrets. Even if entered into, these agreements may otherwise fail to effectively prevent disclosure of proprietary information, may be limited as to their term and may not provide an adequate remedy in the event of unauthorized disclosure or use of proprietary information. Monitoring unauthorized uses and disclosures is difficult, and we do not know whether the steps we have taken to protect our proprietary technologies will be effective. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret can be difficult, expensive and time-consuming, and the outcome is unpredictable. Some courts inside and outside the United States may be less willing or unwilling to protect trade secrets. In addition, technology that we protect as a trade secret may still be independently developed by others, and trade secret laws do not protect against the use and disclosure of such independently developed technologies. If any of our confidential or proprietary information, such as our trade secrets, was to be disclosed or misappropriated, or if any such information were independently developed by a competitor, our competitive position would be materially adversely harmed.
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

The European Union is also focused on the regulation of digital services. The DSA came into force in 2022, with the majority of the substantive provisions taking effect in 2024. The DSA could create potential liability for us for illegal services and products or content on our platform and imposes obligations around traceability of business users and enhanced transparency measures (including in relation to any recommendation systems (including the main parameters used by such systems and any available options for recipients to modify or influence them)). In addition to the general DSA obligations, we may be subject to obligations if we are considered a hosting service, such as implementing a notice and takedown procedure for allegedly illegal content, and reporting to national law enforcement or judicial authorities of relevant EU Member States of information that gives rise to suspicions of criminal offenses involving a threat to the life or safety of persons. Further, the DSA contains general requirements that user interfaces may not deceive or manipulate users. The DSA may increase our compliance costs, require changes to our user interfaces, processes, operations, and business practices which may adversely affect our ability to attract, retain and provide our services to members, and may otherwise adversely affect our business, operations and financial condition. Failure to comply with the DSA can result in fines of up to 6% of total annual worldwide turnover and recipients of services have the right to seek compensation from providers in respect of damage or loss suffered due to infringement by the provider to comply with the DSA. Some European jurisdictions and the UK have also proposed or intend to pass legislation that imposes new obligations and liabilities on platforms with respect to certain types of harmful content. While the scope and timing of these proposals are currently uncertain, if the rules, doctrines or currently available defenses change, if international jurisdictions refuse to apply similar protections that are currently available in the United States, or the European Union or if a court were to disagree with our application of those rules to our service, we could be required to expend significant resources to try to comply with the new rules or incur liability, and our business, financial condition and results of operations could be harmed.
We may fail to comply with laws regulating subscriptions and auto-payment renewals, which could have a material adverse effect on our business, reputation, financial condition and results of operations.
We are subject to certain federal and state laws that govern the ability of members to cancel subscriptions and auto-payment renewals. Our subscriptions automatically renew unless the subscriber cancels the subscription before the end of the current period. The Federal Restore Online Shoppers’ Confidence Act (“ROSCA”), and state law analogues require companies to adhere to enhanced disclosure and cancellation requirements when entering into automatically renewing contracts with subscription customers. Regulators and private plaintiffs have brought enforcement and litigation actions against companies, challenging automatic renewal and subscription programs. If we fail to comply with ROSCA or its state law analogues, we could incur substantial legal fees and costs and reputational harm. In addition, compliance and remediation efforts can be costly.
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
In general, under Section 382 of the U.S. Internal Revenue Code of 1986, as amended, or (the “Code”), a corporation that undergoes an ‘‘ownership change’’ is subject to limitations on its ability to utilize its pre-change net operating losses, or (“NOLs”), to offset future taxable income. A Section 382 ‘‘ownership change’’ generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. As of March 31, 2024, we have approximately $121.1 million and $65.5 million of federal and state net operating loss carryforwards, respectively, available to offset future taxable income which, if not utilized, will begin to expire in varying amounts in 2033. Our ability to utilize NOLs may be currently subject to limitations due to a prior ownership change. In addition, future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code, further limiting our ability to utilize NOLs arising prior to such ownership change in the future. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. We have recorded a full valuation allowance against the net deferred tax assets attributable to our NOLs.
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
Tax laws are being re-examined and evaluated globally. New laws and interpretations of the law are taken into account for financial statement purposes in the quarter or year that they become applicable. Tax authorities are increasingly scrutinizing the tax positions of companies. Many countries in the European Union, as well as a number of other countries and organizations, such as the Organization for Economic Cooperation and Development (“OECD”) and the European Commission, are actively considering changes to existing tax laws that, if enacted, could increase our tax obligations in countries where we do business. These proposals include changes to the existing framework to calculate income tax, as well as proposals to change or impose new types of non-income taxes, including taxes based on a percentage of revenue. For example, several countries in the European Union have proposed or enacted taxes applicable to digital services, which includes business activities on social media platforms and online marketplaces, and would likely apply to our business. Many questions remain about the enactment, form and application of these digital services taxes. The interpretation and implementation of the various digital services taxes (especially if there is inconsistency in the application of these taxes across tax jurisdictions) could have a materially adverse impact on our business, financial condition, results of operations and cash flows. Further, more than 140 countries agreed to enact the Pillar II global minimum tax. While the OECD issued a framework model, each country will enact its own laws to incorporate Pillar II. While Pillar II is a global model, the country by country enactment of different laws to incorporate the framework is complex and there is uncertainty as to how the enactment of these laws will impact us. These changes could increase our total tax burden in the future. Moreover, the U.S. government may enact significant changes to the taxation of business entities including, among others, the imposition of minimum taxes or surtaxes on certain types of income (such as the recent United States Inflation Reduction Act which, among other changes, introduced a 15% corporate minimum tax on certain United States corporations and a 1% excise tax on certain stock redemptions by the United States corporations). Furthermore, if the U.S. or other foreign tax authorities change applicable tax laws or practices, our overall taxes could increase, and our business, financial condition and results of operations may be adversely impacted.

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
Some provisions of our charter documents could make it more difficult for a third party to acquire control of us, even if the change of control would be beneficial to our stockholders, including: (i) limitations on the ability of our stockholders to act by written consent or call a special meeting; (ii) establishing advance notice provisions for nominations for elections to the Board; and (iii) establishing that our Board is divided into three classes, with each class serving three-year, staggered terms. In addition, on April 1, 2024, our board of directors adopted resolutions approving, subject to stockholder approval at our Annual Meeting of Stockholders to be held on May 29, 2024, amendments to our charter documents to: (i) increase the authorized number of shares of our common stock; (ii) authorize shares of “blank check” preferred stock; (iii) permit the chairperson of the board of directors, the board of directors, or our chief executive officer to call a special meeting of our stockholders, with the effect of removing the ability of certain stockholders to call a special meeting; (iv) eliminate or limit the liability of our officers to the extent permitted under Delaware law; and (v) provide that the sole and exclusive forum for the resolution of any complainant asserting a cause of action arising under the Securities Act shall be the U.S. federal district courts (such amendments, collectively, the “Charter Amendment Proposals”). These provisions could discourage an acquisition of us or other change in control transactions, thereby negatively affecting the price that investors might be willing to pay in the future for our common stock.

We have identified a material weakness in our internal control over financial reporting in the past. If we identify additional material weaknesses in our future or otherwise fail to maintain effective internal control over financial reporting, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business and the price of our common stock and CDIs.
We are required, pursuant to Section 404 Sarbanes-Oxley Act of 2002 (“Section 404”), to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In addition, because we ceased to be an “emerging growth company” as defined in the Jumpstart our Business Startups Act of 2012 as of December 31, 2023, our independent registered public accounting firm is required to formally attest to the effectiveness of our internal control over financial reporting. Our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed, or operating. Our compliance with Section 404 requires that we incur substantial accounting expense and expend significant management efforts. We may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and update the systems and process documentation necessary to perform the evaluation needed to comply with Section 404. Any failure to maintain effective disclosure controls and internal control over financial reporting could harm our business, results of operations, and financial condition and could cause a decline in the trading price of our common stock and CDIs.

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
Pursuant to our Certificate of Incorporation unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the exclusive forum for (1) any derivative action or proceeding brought on our behalf, (2) any action or proceeding asserting a claim of breach of a fiduciary duty by any of our stockholders, directors, officers, employees or agents to us or our stockholders, (3) any action or proceeding asserting a claim against us arising pursuant to any provision of the Delaware General Corporation Law or our Certificate of Incorporation or Bylaws or (4) any action or proceeding asserting a claim governed by the internal affairs doctrine. In addition, subject to stockholder approval at our Annual Meeting of Stockholders to be held on May 29, 2024, our Certificate of Incorporation will provide that, unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum for the resolution of any complainant asserting a cause of action arising under the Securities Act shall be the U.S. federal district courts. The forum selection clause in our Certificate of Incorporation may have the effect of discouraging lawsuits against us or our directors and officers and may limit our stockholders’ ability to bring a claim in a judicial forum that they find more favorable for disputes with us or any of our directors, officers, other employees, or stockholders. The exclusive forum provision does not apply to any actions brought to enforce a duty or liability created by the Securities Act, as amended, the Exchange Act or any other claim for which the U.S. federal courts have exclusive jurisdiction.
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
Severe weather and natural disasters, including hurricanes, tornados, earthquakes, fires, droughts and floods, acts of war or terrorism (such as the recent escalation in regional conflicts between Russia and Ukraine and Israel and Hamas), epidemics and global pandemics (such as COVID-19), theft, civil unrest, government expropriation, condemnation or other external events in the markets where our apps are available for download or where our customers live could have a significant effect on our ability to conduct business. Such events could affect the stability of our deposit base, cause significant property damage, impair employee productivity, result in loss of revenue and/or cause us to incur additional expenses. For example, the conflict in Ukraine delayed certain projects due to temporarily reduced engineering capacity while we redeployed local teams. The occurrence of any such event could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
None.

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	File No.	Filing Date	Exhibit No.

3.1	Amended and Restated Certificate of Incorporation of the Company		10-12G/A	000-56424	July 5, 2022	3.1

3.2	Amended and Restated Bylaws of the Company		10-K	000-56424	March 23, 2023	3.2

10.1	Form of 2023 Severance and Change in Control Plan.	X

10.2	Employment Agreement, dated May 11, 2020, by and between Life360, Inc. and Russell Burke.	X

10.3	Employment Agreement, dated May 2, 2023 by and between Life360, Inc. and Lauren Antonoff.	X

10.4	Employment Agreement, dated July 31, 2023, by and between Life360, Inc. and Susan Stick.	X

10.5	Employment Agreement, dated May 14, 2019, by and between Life360, Inc. and David Rice.	X

10.6	Expatriate Employment Agreement, dated March 10, 2023, by and between Life360, Inc. and David Rice.	X

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) of the Exchange Act.	X

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) of the Exchange Act.	X

32.1*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	Inline XBRL Instance Document	X

101.SCH	Inline XBRL Schema Document	X

101.CAL	Inline XBRL Calculation Linkbase Document	X

101.DEF	Inline XBRL Definition Linkbase Document	X

101.LAB	Inline XBRL Label Linkbase Document	X

101.PRE	Inline XBRL Presentation Linkbase Document	X

104	Cover Page Interactive Data (formatted as Inline XBRL and contained in Exhibit 101)	X

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

LIFE360, INC.

Dated:	May 9, 2024	By:	/s/ Chris Hulls
Chris Hulls

Chief Executive Officer
(Principal Executive Officer)

Dated:	May 9, 2024	By:	/s/ Russell Burke
Russell Burke

Chief Financial Officer
(Principal Financial Officer)