Form 10-Q
period 2024-06-30
Life360, Inc.
filed 2024-08-08
CIK 1581760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
Not Applicable.
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”):

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	LIF	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No  ☒
As of August 5, 2024, the registrant had 74,135,201 shares of common stock, par value $0.001 per share, including shares underlying all issued and outstanding Chess Depositary Interests (“CDIs”), outstanding.

Life360, Inc.
Form 10-Q for the Quarter Ended June 30, 2024
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

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on our management’s beliefs and assumptions and on information currently available to our management. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act. These forward-looking statements include statements regarding, among other things, (a) our expectations regarding our results of operations and key performance indicators, (b) key factors affecting our performance (c) our growth strategy, (d) our future financing plans, and (e) our anticipated needs for, and use of, working capital. They are generally identifiable by use of the words: “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “seek,” “believe,” “estimate,” “predict,” “potential,” “continue,” “contemplate,” “possible” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. We caution you the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report. These forward-looking statements are subject to risks and uncertainties, many of which are outside of our control, including risks related to our business, market risks, our need for additional capital, and the risk that our products and services may not perform as expected, as described in greater detail under the heading “Risk Factors” in Part II, Item 1A in this Quarterly Report, as such risks may be updated in subsequent filings with the Australian Securities Exchange (“ASX”) or Securities and Exchange Commission (“SEC”). In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. You should not place undue reliance on these forward-looking statements.
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Life360, Inc.
Condensed Consolidated Balance Sheets
(Dollars in U.S. $, in thousands, except share and per share data)
(unaudited)

	June 30, 2024	December 31, 2023
Assets
Current Assets:
Cash and cash equivalents	$160,793	$68,964
Accounts receivable, net	40,626	42,180
Inventory	5,545	4,099
Costs capitalized to obtain contracts, net	958	1,010
Prepaid expenses and other current assets	10,503	15,174
Total current assets	218,425	131,427
Restricted cash, noncurrent	1,217	1,749
Property and equipment, net	1,749	730
Costs capitalized to obtain contracts, noncurrent	1,008	834
Prepaid expenses and other assets, noncurrent	5,495	6,848
Operating lease right-of-use asset	851	1,014
Intangible assets, net	43,520	45,441
Goodwill	133,674	133,674
Total Assets	$405,939	$321,717
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$10,031	$5,896
Accrued expenses and other current liabilities	32,137	27,538
Convertible notes, current ($0 and $3,449 measured at fair value, respectively)	—	3,449
Deferred revenue, current	35,460	33,932
Total current liabilities	77,628	70,815
Convertible notes, noncurrent	—	1,056
Derivative liability, noncurrent	—	217
Deferred revenue, noncurrent	935	1,842
Other liabilities, noncurrent	660	723
Total Liabilities	$79,223	$74,653
Commitments and Contingencies (Note 10)
Stockholders’ Equity
Common Stock, $0.001 par value; 500,000,000 and 100,000,000 shares authorized as of June 30, 2024 and December 31, 2023, respectively; 74,132,201 and 68,155,830 issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	74	70
Additional paid-in capital	632,520	532,128
Accumulated deficit	(305,884)	(285,143)
Accumulated other comprehensive income	6	9
Total stockholders’ equity	326,716	247,064
Total Liabilities and Stockholders’ Equity	$405,939	$321,717
See accompanying notes to the condensed consolidated financial statements (unaudited).

Life360, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Dollars in U.S. $, in thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Subscription revenue	$65,678	$52,727	$127,257	$104,391
Hardware revenue	11,901	11,585	22,089	21,569
Other revenue	7,284	6,476	13,744	12,971
Total revenue	84,863	70,788	163,090	138,931
Cost of subscription revenue	10,393	6,388	19,708	14,433
Cost of hardware revenue	9,922	8,736	17,934	18,162
Cost of other revenue	922	881	1,809	1,723
Total cost of revenue	21,237	16,005	39,451	34,318
Gross profit	63,626	54,783	123,639	104,613
Operating expenses:
Research and development	27,013	23,182	54,271	50,379
Sales and marketing	24,363	23,347	49,096	47,663
General and administrative	14,613	12,497	29,014	25,706
Total operating expenses	65,989	59,026	132,381	123,748
Loss from operations	(2,363)	(4,243)	(8,742)	(19,135)
Other income (expense):
Convertible notes fair value adjustment	—	(266)	(608)	(194)
Derivative liability fair value adjustment	—	(254)	(1,707)	(240)
Loss on settlement of convertible notes	(440)	—	(440)	—
Gain on settlement of derivative liability	1,924	—	1,924	—
Other income (expense), net	(4,607)	617	(4,296)	1,460
Total other income (expense), net	(3,123)	97	(5,127)	1,026
Loss before income taxes	(5,486)	(4,146)	(13,869)	(18,109)
Provision for income taxes	5,478	267	6,872	375
Net loss	$(10,964)	$(4,413)	$(20,741)	$(18,484)
Net loss per share, basic and diluted	$(0.15)	$(0.07)	$(0.30)	$(0.28)
Weighted-average shares used in computing net loss per share, basic and diluted	70,760,080	66,467,200	69,647,853	66,032,405
Comprehensive loss
Net loss	$(10,964)	$(4,413)	$(20,741)	$(18,484)
Change in foreign currency translation adjustment	(4)	2	(3)	26
Total comprehensive loss	$(10,968)	$(4,411)	$(20,744)	$(18,458)
See accompanying notes to the condensed consolidated financial statements (unaudited).

Life360, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Dollars in U.S. $, in thousands, except share and per share data)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	68,155,830	$70	$532,128	$(285,143)	$9	$247,064
Exercise of stock options	277,309	—	2,307	—	—	2,307
Exercise of warrants	41,685	—	94	—	—	94
Vesting of restricted stock units	965,238	1	(1)	—	—	—
Taxes paid related to net settlement of equity awards	—	—	(8,110)	—	—	(8,110)
Stock-based compensation expense	—	—	8,261	—	—	8,261
Change in foreign currency translation adjustment	—	—	—	—	1	1
Net loss	—	—	—	(9,777)	—	(9,777)
Balance at March 31, 2024	69,440,062	$71	$534,679	$(294,920)	$10	$239,840
Exercise of stock options	129,968	—	1,006	—		1,006
Exercise of warrants	88,212	—	1,055	—		1,055
Vesting of restricted stock units	428,378	—	—	—		—
Taxes paid related to net settlement of equity awards	—	—	(7,834)	—		(7,834)
Stock-based compensation expense	—	—	11,159	—		11,159
Settlement of convertible notes	341,877	—	5,751	—		5,751
Issuance of common stock net of underwriting discounts, commissions and issuance costs of $13,293	3,703,704	3	86,704	—		86,707
Change in foreign currency translation adjustment	—	—	—	—	(4)	(4)
Net loss	—	—	—	(10,964)		(10,964)
Balance at June 30, 2024	74,132,201	$74	$632,520	$(305,884)	$6	$326,716

Life360, Inc.

	Common Stock		Additional Paid-In Capital	Notes Due from Affiliates	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	65,239,843	$67	$501,763	$(314)	$(256,972)	$(6)	$244,538
Exercise of stock options	185,073	—	714	—	—	—	714
Vesting of restricted stock units	870,915	1	(1)	—	—	—	—
Taxes paid related to net settlement of equity awards	—	—	(5,731)	—	—	—	(5,731)
Repayment of notes due from affiliate	—	—	77	314	—	—	391
Stock-based compensation expense	—	—	8,955	—	—	—	8,955
Change in foreign currency translation adjustment	—	—	—	—	—	24	24
Net loss	—	—	—	—	(14,071)	—	(14,071)
Balance at March 31, 2023	66,295,831	$68	$505,777	$—	$(271,043)	$18	$234,820
Exercise of stock options	146,056	—	855	—	—	—	855
Vesting of restricted stock units	389,550	—	—	—	—	—	—
Taxes paid related to net settlement of equity awards	—	—	(2,820)	—	—	—	(2,820)
Stock-based compensation expense	—	—	9,269	—	—	—	9,269
Change in foreign currency translation adjustment	—	—	—	—	—	2	2
Net loss	—	—	—	—	(4,413)	—	(4,413)
Balance at June 30, 2023	66,831,437	$68	$513,081	$—	$(275,456)	$20	$237,713
See accompanying notes to the condensed consolidated financial statements (unaudited).

Life360, Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in U.S. $, in thousands)
(unaudited)

	Six Months Ended June 30,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(20,741)	$(18,484)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,661	4,549
Amortization of costs capitalized to obtain contracts	663	864
Amortization of operating lease right-of-use asset	163	460
Stock-based compensation expense, net of amounts capitalized	19,047	18,224
Compensation expense in connection with revesting notes	—	73
Non-cash interest expense, net	59	295
Convertible notes fair value adjustment	608	194
Derivative liability fair value adjustment	1,707	240
Loss on settlement of convertible notes	440	—
Gain on settlement of derivative liability	(1,924)	—
Non-cash revenue from investment	(891)	(993)
Inventory write-off	—	916
Adjustment in connection with membership benefit	—	(2,094)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	1,554	(343)
Prepaid expenses and other assets	6,024	(932)
Inventory	(1,446)	(480)
Costs capitalized to obtain contracts, net	(785)	(994)
Accounts payable	4,135	(6,680)
Accrued expenses and other current liabilities	(783)	(1,356)
Deferred revenue	1,512	1,055
Other liabilities, noncurrent	(63)	(42)
Net cash provided by (used in) operating activities	13,940	(5,528)
Cash Flows from Investing Activities:
Internal use software	(2,272)	(865)
Purchase of property and equipment	(51)	(26)
Net cash used in investing activities	(2,323)	(891)
Cash Flows from Financing Activities:
Indemnity escrow payment in connection with an acquisition	—	(13,128)
Proceeds from the exercise of stock options and warrants	4,461	1,569
Taxes paid related to net settlement of equity awards	(15,944)	(8,551)
Proceeds from issuance of common stock in U.S. initial public offering, net of underwriting discounts and commissions	93,000	—
Payments of U.S. initial public offering issuance costs	(1,837)	—
Proceeds from repayment of notes due from affiliates	—	314
Net cash provided by (used in) financing activities	79,680	(19,796)
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	91,297	(26,215)
Cash, Cash Equivalents and Restricted Cash at the Beginning of the Period	70,713	90,365
Cash, Cash Equivalents, and Restricted Cash at the End of the Period	$162,010	$64,150

Life360, Inc.

Supplemental disclosure:
Cash paid during the period for taxes	$1,651	$250
Cash paid during the period for interest	46	—
Non-cash investing and financing activities:
Right of use asset recognized in connection with lease modification	—	1,054
Operating lease liability recognized in connection with lease modification	—	1,054
Conversion of September 2021 Convertible Notes to common stock	3,548	—
Conversion of July 2021 Convertible Notes and accrued interest to common stock	2,203	—
Property and equipment included within accrued expenses and other current liabilities	1,063	—
Stock-based compensation included in internal use software	373	—
IPO-related transaction costs included in accrued expenses and other current liabilities	4,455	—

The following table presents the cash, cash equivalents, and restricted cash reported within the balance sheets totaling the same such amounts shown above:

	June 30, 2024	June 30, 2023
Cash and cash equivalents	$160,793	$62,404
Restricted cash, noncurrent	1,217	1,746
Total cash and cash equivalents, and restricted cash	$162,010	$64,150
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
The Company’s suite of product and service offerings, including the Life360 and Tile mobile applications, and related third-party services, is system and platform-agnostic, allowing its products and services to work seamlessly for its members, regardless of the devices they use.

U.S. Initial Public Offering (“U.S. IPO”)
On June 6, 2024, the Company completed its U.S. IPO and began trading on the Nasdaq Global Select Market under the trading symbol “LIF”. The Company issued and sold 3,703,704 shares of common stock and certain selling securityholders sold 2,908,796 shares of common stock (including 862,500 shares sold pursuant to the underwriters’ full exercise of their option to purchase additional shares) in each case at an offering price of $27.00 per share. The Company received net proceeds of $93.0 million after deducting underwriting discounts and commissions of $7.0 million. An additional $5.5 million of expenses were paid on behalf of selling securityholders. Refer to Note 15, "Related-Party Transactions" for further details. The Company did not receive any proceeds from the sale of shares of common stock by the selling securityholders.
In connection with the U.S. IPO, the Company restated its certificate of incorporation to increase the authorized number of shares of its common stock from 100,000,000 shares to 500,000,000 shares.
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
Accounting pronouncements not yet adopted
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07 – Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in Accounting Standards Codification (“ASC”) 280 on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company does not expect adoption of this ASU will have a material impact on its financial position or results of operations.
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
The following tables set forth the information about the Company’s third-party platforms and distribution channels (each a “Channel Partner”) that processed the Company’s overall revenue transactions and retail partners who represented greater than 10% of the Company’s revenue or accounts receivable, respectively:

	Percentage of Revenue
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Channel Partner (Apple)	55%	54%	56%	55%
Channel Partner (Google)	18%	16%	18%	15%

	Percentage of Gross Accounts Receivable
	As of June 30,	As of December 31,
	2024	2023
Channel Partner (Apple)	59%	50%
Channel Partner (Google)	11%	*
Data Partner A	10%	*
Retail Partner A	16%	17%
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
Restricted Cash
The restricted cash, noncurrent balance of $1.2 million and $1.7 million as of June 30, 2024 and December 31, 2023, respectively, relates to cash deposits restricted under letters of credit issued on behalf of the Company in support of indebtedness to trade creditors incurred in the ordinary course of business.
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

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Revenue by geographic region is generally based on the address of the customer as defined in the contract with the customer. The following table sets forth revenue by geographic region for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
North America	$74,929	$63,541	$145,245	$124,341
Europe, Middle East and Africa	6,286	4,137	10,919	8,456
Other international regions	3,648	3,110	6,926	6,134
Total revenue	$84,863	$70,788	$163,090	$138,931
The Company’s revenues in the United States were $73.4 million, or 87%, of total revenue for the three months ended June 30, 2024 and $62.4 million, or 88%, of total revenue for the three months ended June 30, 2023. The Company’s revenues in the United States were $142.3 million, or 87%, of total revenue for the six months ended June 30, 2024 and $121.1 million, or 87%, of total revenue for the six months ended June 30, 2023.
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
During the three and six months ended June 30, 2024, the Company recognized revenue of $7.8 million and $26.2 million, respectively, that was included in the deferred revenue balance at December 31, 2023. During the three and six months ended June 30, 2023, the Company recognized revenue of $6.0 million and $19.8 million, respectively, that was included in the deferred revenue balance at December 31, 2022
Remaining performance obligations represent the amount of contracted future revenue not yet recognized as the amounts relate to undelivered performance obligations, including both deferred revenue and non-cancelable contracted amounts that will be invoiced and recognized as revenue in future periods. Revenue expected to be recognized in connection with remaining performance obligations was $56.6 million as of June 30, 2024, of which the Company expects 98% to be recognized over the next twelve months.
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
The following table represents a roll forward of the Company’s costs capitalized to obtain contracts, net (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Costs capitalized to obtain contracts, net, beginning of period	$1,901	$2,123	$1,844	$2,063
Additions to costs capitalized to obtain contracts, net	387	497	785	995
Amortization of costs capitalized to obtain contracts, net	(322)	(426)	(663)	(864)
Costs capitalized to obtain contracts, net, end of period	$1,966	$2,194	$1,966	$2,194

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
The Company measures and reports certain assets and liabilities at fair value on a recurring basis. The fair value of these assets and liabilities as of June 30, 2024 and December 31, 2023 are classified as follows (in thousands):

	As of June 30, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$130,707	$—	$—	$130,707
Total assets	$130,707	$—	$—	$130,707
Liabilities:
Derivative liability (Note 9)	$—	$—	$—	$—
Convertible notes (Note 8)	—	—	—	—
Total liabilities	$—	$—	$—	$—

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$41,981	$—	$—	$41,981
Total assets	$41,981	$—	$—	$41,981
Liabilities:
Derivative liability (Note 9)	$—	$—	$217	$217
Convertible notes (Note 8)	—	—	3,449	3,449
Total liabilities	$—	$—	$3,666	$3,666

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The change in fair value of the Level 3 instruments were as follows (in thousands):

	As of June 30, 2024
	Derivative liability (Note 9)	Convertible notes (Note 8)
	(unaudited)
Fair value, beginning of the year	$217	$3,449
Changes in fair value	1,707	608
Settlement of September 2021 Convertible Notes upon conversion (Note 8)	—	(3,548)
Gain on settlement of September 2021 Convertible Notes (Note 8)	—	(509)
Gain on settlement of derivative liability (Note 9)	(1,924)	—
Fair value, end of period	$—	$—

	As of December 31, 2023
	Derivative liability (Note 9)	Convertible notes (Note 8)
Fair value, beginning of the year	$101	$6,938
Vesting of revesting notes	—	72
Forfeiture of revesting notes	—	(326)
Repayment of convertible notes (Note 8)	—	(3,919)
Changes in fair value	116	684
Fair value, end of period	$217	$3,449
For the three and six months ended June 30, 2024, the Company recorded a loss associated with the change in fair value of the derivative liability of zero and $1.7 million, respectively. For the three and six months ended June 30, 2024, the Company recorded a gain of $1.9 million related to the settlement of the derivative liability upon conversion of the July 2021 Convertible Notes. Refer to Note 8, "Convertible Notes" for further details.
For the three and six months ended June 30, 2024, the Company recorded a loss associated with the change in fair value of the September 2021 Convertible Notes of zero and $0.6 million, respectively. For the three and six months ended June 30, 2024, the Company recorded a gain of $0.5 million related to the settlement of the September 2021 Convertible Notes upon conversion. For the year ended December 31, 2023, the Company recorded a loss associated with the change in fair value of the derivative liability and the convertible notes of $0.1 million and $0.7 million, respectively. The amounts have been recorded in other income (expense), net in the condensed consolidated statements of operations and comprehensive loss.
For the three and six months ended June 30, 2023, the Company recorded a loss associated with the change in fair value of the derivative liability of $0.3 million and $0.2 million, respectively. For the three and six months ended June 30, 2023, the Company recorded a loss associated with the change in fair value of the September 2021 Convertible Notes of $0.3 million and $0.2 million, respectively. The amounts have been recorded in other income (expense), net in the condensed consolidated statements of operations and comprehensive loss.

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

7. Balance Sheet Components
Accounts receivable, net
Accounts receivable, net consists of the following (in thousands):

	As of June 30,	As of December 31,
	2024	2023
Accounts receivable	$40,720	$42,274
Allowance for credit losses	(94)	(94)
Total accounts receivable, net	$40,626	$42,180
Inventory
Inventory consists of the following (in thousands):

	As of June 30,	As of December 31,
	2024	2023
Raw materials	$89	$298
Finished goods	5,456	3,801
Total inventory	$5,545	$4,099
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	As of June 30,	As of December 31,
	2024	2023
Prepaid expenses	$10,071	$14,520
Other receivables	432	654
Total prepaid expenses and other current assets	$10,503	$15,174
Prepaid expenses primarily consist of certain cloud platform, customer service program costs, and prepaid inventory. Other receivables primarily consist of dividends, refunds owed to the Company, and other amounts which the Company is expected to receive in less than twelve months.
Property and Equipment, net
Property and equipment, net consists of the following (in thousands):

	As of June 30,	As of December 31,
	2024	2023
Computer equipment	$297	$297
Leasehold improvements	100	100
Production manufacturing equipment	891	839
Construction in progress	1,312	249
Furniture and fixtures	29	29
Total property and equipment, gross	2,629	1,514
Less: accumulated depreciation	(880)	(784)
Total property and equipment, net	$1,749	$730
Construction in progress relates to certain costs incurred with production manufacturing equipment.

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

For the three and six months ended June 30, 2024, depreciation expense was $49 thousand and $95 thousand, respectively, and for the three and six months ended June 30, 2023, depreciation expense was $40 thousand and $77 thousand, respectively.
There was no impairment of property and equipment or long-lived assets recognized during the three and six months ended June 30, 2024 or 2023.
Prepaid Expenses and Other Assets, noncurrent
Prepaid expenses and other assets, noncurrent consist of the following (in thousands):

	As of June 30,	As of December 31,
	2024	2023
Prepaid expenses, noncurrent	$—	$1,353
Investment	5,474	5,474
Other assets	21	21
Total prepaid expenses and other assets, noncurrent	$5,495	$6,848
Prepaid expenses, noncurrent primarily consist of cloud platform costs as of December 31, 2023. Investment relates to warrants to purchase shares of preferred stock of a current Data Revenue Partner.

Leases
The Company leases office space under a non-cancelable operating lease with a remaining lease term of 2.4 years, which includes the option to extend the lease.
The Company did not have any finance leases as of June 30, 2024 or December 31, 2023.
The components of lease expense are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease cost (1)	$114	$250	$224	$495
(1)    Amounts include short-term leases, which are immaterial.
For the three and six months ended June 30, 2024, payments for operating leases included in cash from operating activities were $0.1 million and $0.2 million, respectively. For the three and six months ended June 30, 2023, payments for operating leases included in cash from operating activities were $0.3 million and $0.5 million, respectively.
Supplemental balance sheet information related to leases is as follows (in thousands, except lease term):

	As of June 30,	As of December 31,
	2024	2023
Operating lease right-of-use asset	$851	$1,014
Operating lease liability, current (included in accrued expenses and other current liabilities)	349	335
Operating lease liability, noncurrent (included in other liabilities, noncurrent)	544	723
Weighted-average remaining term for operating lease (in years)	2.4	2.9
The weighted-average discount rate used to measure the present value of the operating lease liabilities was 5.0% for each period presented.

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Maturities of the Company’s operating lease liability, which does not include short-term leases, as of June 30, 2024 were as follows (in thousands):

Operating leases
Remainder of 2024	$190
2025	390
2026	367
Total future minimum lease payments	947
Less imputed interest	(54)
Total operating lease liability	$893
Goodwill and Intangible Assets, net
Intangible assets, net consists of the following (in thousands):

	As of June 30, 2024
	Gross	Accumulated Amortization	Net
Trade name	$23,380	$(5,931)	$17,449
Technology	22,430	(11,434)	10,996
Customer relationships	15,290	(4,725)	10,565
Internal use software	5,061	(551)	4,510
Total	$66,161	$(22,641)	$43,520

	As of December 31, 2023
	Gross	Accumulated Amortization	Net
Trade name	$23,380	$(4,762)	$18,618
Technology	22,430	(9,191)	13,239
Customer relationships	15,290	(3,782)	11,508
Internal use software	2,416	(340)	2,076
Total	$63,516	$(18,075)	$45,441
For the three and six months ended June 30, 2024, the Company capitalized $1.5 million and $2.6 million, respectively, in internal use software. For the three and six months ended June 30, 2023, the Company capitalized $0.5 million and $0.9 million, respectively, in internal use software.
For the three and six months ended June 30, 2024, amortization expense was $2.3 million and $4.6 million, respectively. For the three and six months ended June 30, 2023, amortization expense was $2.3 million and $4.5 million, respectively.
During the three and six months ended June 30, 2024 and 2023, there was no impairment of intangible assets recorded.

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

As of June 30, 2024, the estimated remaining amortization expense for intangible assets by fiscal year is as follows (in thousands):

Amount
Remainder of 2024	$4,655
2025	9,223
2026	8,780
2027	4,371
2028	4,225
Thereafter	9,003
Total future amortization expense	40,257
Internal use software not yet in service	3,263
Total	$43,520

The weighted-average remaining useful lives of the Company’s acquired intangible assets are as follows:

Weighted-Average Remaining Useful Life
	As of June 30,	As of December 31,
	2024	2023
Trade name	7.5 years	8.0 years
Technology	2.4 years	2.9 years
Customer relationships	5.6 years	6.1 years
Internal use software	2.4 years	3.6 years
As of June 30, 2024, the Company had $3.3 million of capitalized internal use software projects that were not yet in service. These assets will be placed into service once the projects have completed, and will be amortized over a three-year useful life. The internal use software projects that were not yet in service have been excluded from the weighted-average remaining useful life calculation for internal use software in the table above.
As of June 30, 2024 and December 31, 2023, goodwill was $133.7 million. No goodwill impairment was recorded during the three and six months ended June 30, 2024 or 2023.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	As of June 30,	As of December 31,
	2024	2023
Accrued vendor expenses	$15,194	$10,020
Accrued compensation	3,351	3,349
Customer related promotions and discounts	3,756	9,049
Operating lease liability	349	335
Sales return reserves	3,223	3,285
Income taxes payable	4,924	—
Other current liabilities	1,340	1,500
Total accrued expenses and other current liabilities	$32,137	$27,538
Other current liabilities primarily relate to sales taxes payable, as of June 30, 2024, and warranty liabilities related to the Company’s hardware tracking devices, inventory received not yet billed, and sales taxes payable as of December 31, 2023.

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

8. Convertible Notes
July 2021 Convertible Notes
In July 2021, the Company issued convertible notes (“July 2021 Convertible Notes”) to investors with an underlying principal amount of $2.1 million. Prior to conversion, the July 2021 Convertible Notes accrued simple interest at an annual rate of 4% with a maturity date of July 1, 2026. The July 2021 Convertible Notes could be settled under the following scenarios at the option of the holder: (i) at any time into shares of common stock equal to the conversion amount of outstanding principal and any accrued but unpaid interest divided by the conversion price of $11.96; (ii) at the option of the holder upon a liquidation event (a) paid in cash equal to the outstanding principal and any accrued but unpaid interest or (b) into shares of common stock equal to the conversion amount of outstanding principal and any accrued but unpaid interest divided by the conversion price of $11.96; or (iii) upon maturity, settlement in cash at the outstanding accrued interest and principal amount.
Certain conversion and redemption features of the July 2021 Convertible Notes were determined to not be clearly and closely associated with the risk of the debt-type host instrument and were required to be separately accounted for as derivative financial instruments. The Company bifurcated these embedded conversion and redemption (“embedded derivatives”) features and classified these as liabilities measured at fair value. The fair value of the derivative liability of $0.7 million was recorded separate from the July 2021 Convertible Notes with an offsetting amount recorded as a debt discount. The debt discount was amortized over the estimated life of the debt using the straight-line method, as the value attributable to the July 2021 Convertible Notes was zero upon issuance.

In June 2024, the July 2021 Convertible Notes were converted to common stock based on a fixed conversion price of $11.96 per share. At the time of conversion, the July 2021 Convertible Notes had an outstanding principal and accrued interest balance of $2.2 million. As a result of the conversion, 184,192 shares of common stock were issued to the holders in redemption of the outstanding July 2021 Convertible Notes. In June 2024, the fair value of the issued common stock was recorded within additional paid-in capital on the Company’s condensed consolidated balance sheet and a $0.9 million loss on the settlement of the July 2021 Convertible Notes was recorded in other income (expense), net on the condensed consolidated statements of operations and comprehensive loss. As of June 30, 2024, the balance of the July 2021 Convertible Notes is zero on the Company’s condensed consolidated balance sheet.
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
The Company recognized non-cash interest expense related to the July 2021 Convertible Notes of $0.1 million for the three and six months ended June 30, 2024, and $0.1 million and $0.2 million for the three and six months ended June 30, 2023, respectively.

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

September 2021 Convertible Notes
In September 2021, the Company, in connection with the Jiobit Acquisition, issued $11.6 million representing the fair value of convertible notes (the “September 2021 Convertible Notes”) and $1.6 million of revesting convertible notes that vest over time. The September 2021 Convertible Notes were convertible to common stock at any time subsequent to the acquisition at a fixed conversion price of $22.50 per share. The Company agreed to repay 1/3rd of the unconverted principal plus accrued interest to the holders of such notes on each of the first three annual anniversaries of the issuance date of the September 2021 Convertible Notes, the first two payments of which were made in September 2022 and 2023. Upon a change of control, the holder could elect to either convert at the fixed conversion price of $22.50 per share or be repaid in full. The Company elected the fair value option and remeasured the September 2021 Convertible Notes at their fair value on each reporting date and reflect the changes in fair value in earnings.
In April 2024, the holders of the September 2021 Convertible Notes elected to convert their notes and accrued interest to common stock based on a fixed conversion price of $22.50 per share. At the time of conversion, the September 2021 Convertible Notes had an outstanding principal and accrued interest balance of $3.5 million. As a result of the conversion, 157,685 shares of common stock with a fair value of $3.5 million were issued to the holders in redemption of the outstanding September 2021 Convertible Notes. In April 2024, the fair value of the issued common stock was recorded within additional paid-in capital on the Company’s condensed consolidated balance sheet and a $0.5 million gain on settlement of the September 2021 Convertible Notes was recorded in other income (expense), net on the condensed consolidated statements of operations and comprehensive loss. As of June 30, 2024, the balance of the September 2021 Convertible Notes is zero on the Company’s condensed consolidated balance sheet.
Convertible notes, current and noncurrent consist of the following (in thousands):

	As of June 30,	As of December 31,
	2024	2023
Convertible notes, current:
September 2021 Convertible Notes	$—	$3,449
Convertible notes, noncurrent:
July 2021 Convertible Notes	—	1,056
Total convertible notes	$—	$4,505
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
In June 2024, the holders of the July 2021 Convertible Notes converted their notes and accrued interest to common stock based on a fixed conversion price of $11.96 per share. As the Company’s derivative liability represented embedded share-settled redemption features bifurcated from its July 2021 Convertible Notes, the derivative liability was settled as a result of the conversion of the July 2021 Convertible Notes. A $1.9 million gain was recorded within other income (expense), net on the condensed consolidated statements of operations and comprehensive loss for the three months ended June 30, 2024. As of June 30, 2024, the fair value of the derivative liability was zero on the Company’s condensed consolidated balance sheet. As of December 31, 2023, the fair value of the derivative liability was $0.2 million. Refer to Note 6, "Fair Value Measurements" and Note 8, "Convertible Notes" for further details.

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

10. Commitments and Contingencies
Purchase Commitments
The Company has certain commitments with its cloud platform provider and sole contract manufacturer that are non-cancellable. As of June 30, 2024, future non-cancellable commitments under these agreements were as follows in thousands):

Amount
Remainder of 2024	$18,355
2025	25,000
2026	25,500
2027	26,000
Total purchase commitments	$94,855

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
On March 12, 2019, a former alleged competitor of Tile, Cellwitch, Inc, filed a patent infringement claim against Tile in the U.S. District Court, Northern District of California, seeking permanent injunction and damages. On December 18, 2019, Tile filed an inter partes review petition with the Patent Trial and Appeal Board (“PTAB”) challenging the validity of the patent. On May 13, 2021, the PTAB issued a Final Written Decision on Tile’s inter partes review petition (the “Final Written Decision”), finding a majority of the claims invalid. The Final Written Decision was affirmed by the U.S. Court of Appeals for the Federal Circuit on May 13, 2022. The case is currently in trial court. The claim construction hearing took place on January 18, 2024, and on April 23, 2024, the court released its order which found 10 of the claims invalid, leaving only 2 active claims remaining. At this time, a loss is reasonably possible but not estimable, and as a result, no litigation reserve has been recorded on our condensed consolidated balance sheet as of June 30, 2024.
No litigation reserve was recorded on our condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023, respectively.
11. Common Stock
In June 2024, in connection with its U.S. IPO, the Company issued a total of 3,703,704 shares of common stock.

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company has the following potentially outstanding common stock reserved for issuance:

	As of June 30,	As of December 31,
	2024	2023
Issuances under stock incentive plan	6,027,441	6,625,812
Issuances upon exercise of common stock warrants	7,761	137,658
Issuances upon vesting of restricted stock units	5,892,461	6,182,543
Issuances upon conversion of convertible notes	—	325,981
Shares reserved for shares available to be granted but not granted yet	12,933,470	16,882,215
	24,861,133	30,154,209
12. Warrants
As of June 30, 2024, the Company had outstanding warrants to purchase 7,761 shares of Company common stock with an exercise price of $6.44 and expiry date of 2026.

In March 2024, 41,685 of the Company’s freestanding warrants were exercised to purchase shares of the Company’s common stock at an exercise price of $2.28 per share.

In June 2024, 88,212 of the Company’s freestanding warrants were exercised to purchase shares of the Company’s common stock at an exercise price of $11.96 per share.

As of December 31, 2023, the Company had outstanding warrants to purchase 137,658 shares of Company common stock with exercise prices ranging from $2.28 to $11.96 and expiry dates ranging from 2024 to 2026. Refer to Note 8, "Convertible Notes" for further details.
13. Equity Incentive Plan
2011 Equity Incentive Plan
The Company’s equity incentive plan allows the Company to grant restricted stock units, performance-based restricted stock units (“PRSU”), restricted stock, and stock options to employees and consultants of the Company and any of the Company’s parent, subsidiaries, or affiliates, and to the members of the Board of Directors.
The following summary of stock option activity for the periods presented is as follows (in thousands, except share and per share data):

	Number of Shares Underlying Outstanding Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Balance as of December 31, 2023	6,625,812	$6.57	4.7	$59,957
Options granted	—	—
Options exercised	(407,277)	8.18
Options canceled/forfeited	(191,094)	14.45
Balance as of June 30, 2024	6,027,441	6.21	4.3	157,803
Exercisable as of June 30, 2024	5,443,161	$5.57	4.3	$145,976
As of June 30, 2024, there was total unrecognized compensation cost for outstanding stock options of $2.7 million to be recognized over a period of approximately 1.5 years.

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Performance-based Restricted Stock Units
The Company granted 54,075 and 61,328 PRSUs (“the Target Grant”) to certain executive officers during the three months ended March 31, 2024 and June 30, 2024, respectively. The number of PRSUs that may be vested depends on the extent to which performance goals for the award are achieved over a one-year performance period, as determined by the Compensation Committee of the Board, up to a maximum of 200% of the Target Grant. The performance goals for the PRSUs consist of the following two metrics, each with a weighting of 50%: (1) a revenue metric for the year ended December 31, 2024; and (2) an Adjusted EBITDA metric for the year ended December 31, 2024. Each of the metrics are within the Company’s published revenue and Adjusted EBITDA guidance described in the Company’s press release furnished within Exhibit 99.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 29, 2024.

The PRSU awards vest over a four-year period with 1/4th of the shares vesting after the first year and 1/16th of the shares vesting each quarter thereafter, subject to continuous service with the Company. As of June 30, 2024, PRSUs granted in 2024 are being accrued at the target amount. The Company uses the grant date fair value of the common stock to measure compensation expense for PRSU awards. Compensation expense is recognized over the vesting period of the PRSU award using the graded-vesting attribution method and shares attained over target upon vesting will be recognized as awards granted in the period. No PRSU awards vested as of June 30, 2024.
The following summary of restricted stock units (including PRSUs) activity for the periods presented is as follows:

	Number of Shares	Weighted average grant date fair value
Balance as of December 31, 2023	6,182,543	$12.67
RSU granted	2,041,638	24.30
RSU vested and settled	(1,992,579)	25.82
RSU canceled/forfeited	(339,141)	13.83
Balance as of June 30, 2024	5,892,461	$16.59
As of June 30, 2024, there was unrecognized compensation cost for outstanding restricted stock units of $89.1 million to be recognized over a period of approximately 3.0 years.
The number of RSUs vested and settled includes shares of common stock that the Company withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements.
Stock-based Compensation
Stock-based compensation expense was allocated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of revenue
Subscription costs	$203	$154	$362	$279
Hardware costs	224	243	408	449
Other costs	—	10	4	21
Total cost of revenue	427	407	774	749
Research and development	6,467	5,301	11,793	10,086
Sales and marketing	774	560	1,406	1,487
General and administrative	3,118	3,001	5,074	5,902
Total stock-based compensation, net of amounts capitalized	$10,786	$9,269	$19,047	$18,224

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

There was $0.4 million of capitalized stock-based compensation costs recognized during the three and six months ended June 30, 2024, respectively. There was an immaterial amount of capitalized stock-based compensation costs recognized during the three and six months ended June 30, 2023.
Equity Awards Issued in Connection with Business Combinations
Jio, Inc.
In connection with the Jiobit acquisition in September 2021, the Company granted 43,083 service-based stock options under the Plan to certain Jiobit employees with an aggregate fair value of $0.5 million which vests ratably over the requisite service period. As of June 30, 2024, there was $20 thousand of unrecognized compensation expense related to unvested assumed stock options, which is expected to be recognized over the remaining weighted average life of 0.7 years. As of December 31, 2023, there was $0.1 million of unrecognized compensation expense related to unvested assumed stock options, which is expected to be recognized over the remaining weighted average life of 1 year.
Tile, Inc.
In connection with the Tile acquisition in January 2022, the Company issued 1,499,349 shares of retention restricted stock units with an aggregate fair value of $29.6 million. Of the 1,499,349 shares of retention restricted stock units, 787,446 shares valued at $15.6 million contained performance vesting criteria based on the achievement of certain company milestones during the three months ended March 31, 2022, and vest over a two year period. As of March 31, 2022, the vesting criteria had not been met and all 787,446 restricted stock units were forfeited. The remaining 711,903 retention restricted stock units vest over a two to four year period. As of June 30, 2024, there was $0.5 million of unrecognized compensation expense related to the retention restricted stock units which is expected to be recognized over the remaining weighted average life of 1.5 years. As of December 31, 2023, there was $0.7 million of unrecognized compensation expense related to the retention restricted stock units which is expected to be recognized over the remaining weighted average life of 1.9 years.
A total of 1,561 shares of common stock with an aggregate fair value of $31 thousand were issued to a key employee, the vesting of which is subject to continued employment over a 30-month period. As of June 30, 2024 there was an immaterial amount of unrecognized compensation expense related to unvested restricted stock units which was expected to be recognized over the remaining 0.5 years. As of December 31, 2023 the compensation expense related to the vested restricted stock units was fully recognized.
14. Income Taxes
The provision for income taxes for interim quarterly reporting periods is based on the Company's estimates of the effective tax rates for the full fiscal year, in accordance with ASC 740-270, Income Taxes, Interim Reporting. ASC 740-270-25-2 requires that an annual effective tax rate be determined and such annual effective rate be applied to year to date income/loss in interim periods. The effective tax rate in any quarter may be subject to fluctuations during the year as new information is obtained, which may positively or negatively affect the assumptions used to estimate the annual effective tax rate, including factors such as valuation allowances against deferred tax assets, the recognition or de-recognition of tax benefits related to uncertain tax position, if any, and changes in or the interpretation of tax laws in jurisdictions where the Company conducts business. In accordance with the Tax Cuts and Jobs Act of 2017, research and experimental (“R&E”) expenses under Internal Revenue Code Section 174 are required to be capitalized beginning in 2022. R&E expenses are required to be amortized over a period of five years for domestic expenses and fifteen years for foreign expenses. The Company has capitalized R&E expenditures in its income tax provision. This is a driver for the annual estimated income tax rate used to calculate the provision for income taxes.
For the three and six months ended June 30, 2024, the Company recorded a provision for income taxes of $5.5 million and $6.9 million, respectively. For the three and six months ended June 30, 2023, the Company recorded a provision for income taxes of $0.3 million and $0.4 million, respectively.

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

15. Related-Party Transactions
On June 6, 2024, in connection with its U.S. IPO, the Company issued and sold 3,703,704 shares of common stock and certain selling securityholders including members of the Company’s board of directors, executive officers, non-executive employees, and other shareholders of the Company, sold 2,908,796 shares of common stock (including 862,500 shares sold pursuant to the underwriters’ full exercise of their option to purchase additional shares) in each case at an offering price of $27.00 per share. The Company received net proceeds of $93.0 million after deducting underwriting discounts and commissions of $7.0 million. The Company did not receive any proceeds from the sale of shares of common stock by the selling securityholders. The Company paid the underwriting discounts and commissions in connection with the sale of shares of common stock by the selling securityholders. A summary of the expenses paid on behalf of the selling securityholders is detailed below (in millions):

Three Months Ended June 30,
2024
Executive Officers(1)	$0.9
Board of Directors	3.9
Non-Executive Employees	0.1
Other	0.6
Total	$5.5
(1) Includes $0.7 million in expenses paid on behalf of a securityholder who is both an executive officer and member of the board of directors.

The $5.5 million in total fees paid have been recorded within Other income (expense), net on the condensed consolidated statements of operations for the three and six months ended June 30, 2024.

For additional details regarding this transaction, refer to the prospectus supplement filed with the SEC on June 6, 2024 as well as the registration statement on Form S-3 (File No. 333-279271) filed with the SEC on May 9, 2024, of which the prospectus supplement forms a part.
16. Defined Contribution Plan
The Company sponsors a defined contribution plan under Section 401(k) of the Internal Revenue Code covering substantially all employees over the age of 21 years. Contributions made by the Company are voluntary and are determined annually by the Board of Directors on an individual basis subject to the maximum allowable amount under federal tax regulations. Employer contributions to the plan were $0.3 million and $0.9 million for the three and six months ended June 30, 2024, respectively, and immaterial for the three and six months ended June 30, 2023, respectively.

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

17. Net Loss Per Share
The following table presents the calculation of basic and diluted net loss per share (in thousands except share and per share information):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(10,964)	$(4,413)	$(20,741)	$(18,484)
Weighted-average shares used in computing net loss per share, basic and diluted	70,760,080	66,467,200	69,647,853	66,032,405
Net loss per share, basic and diluted	$(0.15)	$(0.07)	$(0.30)	$(0.28)

The potential shares of common stock that were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive are as follows:

	As of June 30,	As of June 30,
	2024	2023
Issuances under stock incentive plan	6,027,441	7,373,302
Issuances upon exercise of common stock warrants	7,761	137,658
Issuances upon vesting of restricted stock units	5,892,461	5,888,385
Issuances upon conversion of convertible notes	—	516,758
	11,927,663	13,916,103

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report and our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 29, 2024 (“Annual Report”). In addition to historical financial information, the following discussion contains forward-looking statements that are based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the section titled “Risk Factors” under Part II, Item 1A in this Quarterly Report and Part I, Item 1A in our Annual Report.
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
General and Administrative
Our general and administrative expenses consist primarily of employee-related costs for our legal, finance, human resources, and other administrative teams, as well as certain executive officers. In addition, general and administrative expenses include allocated overhead, outside legal, accounting and other professional fees, change in fair value of contingent consideration for business combinations, and non-income-based taxes. We expect our general and administrative expenses will increase in absolute dollars as our business grows.
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
Other Income (Expense), net
Other income (expense), net consists of interest and dividend income earned on our cash and cash equivalents balances, foreign currency exchange (losses)/gains related to the remeasurement of certain assets and liabilities of our foreign subsidiaries that are denominated in currencies other than the functional currency of the subsidiary, foreign exchange transactions gains/(losses), interest expense primarily related to the Convertible Notes, and our U.S. IPO transaction costs.

Provision for Income Taxes
Provision for income taxes consists of U.S. federal and state income taxes and foreign income taxes in jurisdictions in which we conduct business. We maintain a full valuation allowance on our federal and state deferred tax assets as we have concluded that it is not more likely than not that the deferred tax assets will be realized.

Results of Operations
The following tables set forth our condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2024 and 2023 (in thousands, except percentages).

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change
Subscription revenue	$65,678	$52,727	25%	$127,257	$104,391	22%
Hardware revenue	11,901	11,585	3%	22,089	21,569	2%
Other revenue	7,284	6,476	12%	13,744	12,971	6%
Total revenue	84,863	70,788	20%	163,090	138,931	17%
Cost of subscription revenue(1)	10,393	6,388	63%	19,708	14,433	37%
Cost of hardware revenue(1)	9,922	8,736	14%	17,934	18,162	(1)%
Cost of other revenue(1)	922	881	5%	1,809	1,723	5%
Total cost of revenue(1)	21,237	16,005	33%	39,451	34,318	15%
Gross profit	63,626	54,783	16%	123,639	104,613	18%
Operating expenses(1):
Research and development	27,013	23,182	17%	54,271	50,379	8%
Sales and marketing	24,363	23,347	4%	49,096	47,663	3%
General and administrative	14,613	12,497	17%	29,014	25,706	13%
Total operating expenses	65,989	59,026	12%	132,381	123,748	7%
Loss from operations	(2,363)	(4,243)	(44)%	(8,742)	(19,135)	(54)%
Other income (expense):
Convertible notes fair value adjustment	—	(266)	(100)%	(608)	(194)	213%
Derivative liability fair value adjustment	—	(254)	(100)%	(1,707)	(240)	611%
Loss on settlement of convertible notes	(440)	—	100%	(440)	—	100%
Gain on settlement of derivative liability	1,924	—	100%	1,924	—	100%
Other income, net	(4,607)	617	(847)%	(4,296)	1,460	(394)%
Total other income (expense), net	(3,123)	97	(3,320)%	(5,127)	1,026	(600)%
Loss before income taxes	(5,486)	(4,146)	32%	(13,869)	(18,109)	(23)%
Provision for income taxes	5,478	267	1,952%	6,872	375	1,733%
Net loss	$(10,964)	$(4,413)	148%	$(20,741)	$(18,484)	12%
Change in foreign currency translation adjustment	(4)	2	(300)%	(3)	26	(112)%
Total comprehensive loss	$(10,968)	$(4,411)	149%	$(20,744)	$(18,458)	12%
____________________
(1)Includes stock-based compensation expense as follows (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change
Cost of revenue
Subscription costs	$203	$154	32%	$362	$279	30%
Hardware costs	224	243	(8)%	408	449	(9)%
Other costs	—	10	(100)%	4	21	(81)%
Total cost of revenue	427	407		774	749
Research and development	6,467	5,301	22%	11,793	10,086	17%
Sales and marketing	774	560	38%	1,406	1,487	(5)%
General and administrative	3,118	3,001	4%	5,074	5,902	(14)%
Total stock-based compensation, net of amounts capitalized	$10,786	$9,269		$19,047	$18,224
The following table sets forth our results of operations as a percentage of total revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Subscription revenue	77%	74%	78%	75%
Hardware revenue	14%	16%	14%	16%
Other revenue	9%	9%	8%	9%
Total revenue	100%	100%	100%	100%
Cost of subscription revenue	12%	9%	12%	10%
Cost of hardware revenue	12%	12%	11%	13%
Cost of other revenue	1%	1%	1%	1%
Total cost of revenue	25%	23%	24%	25%
Gross profit	75%	77%	76%	75%
Operating expenses:
Research and development	32%	33%	33%	36%
Sales and marketing	29%	33%	30%	34%
General and administrative	17%	18%	18%	19%
Total operating expenses	78%	83%	81%	89%
Loss from operations	(3)%	(6)%	(5)%	(14)%
Other income (expense):
Convertible notes fair value adjustment	—%	—%	—%	—%
Derivative liability fair value adjustment	—%	—%	(1)%	—%
Loss on settlement of convertible notes	(1)%	—%	—%	—%
Gain on settlement of derivative liability	2%	—%	1%	—%
Other income, net	(5)%	1%	(3)%	1%
Total other income (expense), net	(4)%	—%	(3)%	1%
Loss before income taxes	(6)%	(6)%	(9)%	(13)%
Provision for income taxes	6%	—%	4%	—%
Net loss	(13)%	(6)%	(13)%	(13)%
Change in foreign currency translation adjustment	—%	—%	—%	—%
Total comprehensive loss	(13)%	(6)%	(13)%	(13)%

Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%
(in thousands, except percentages)
Subscription revenue	$65,678	$52,727	$12,951	25%	$127,257	$104,391	$22,866	22%
Hardware revenue	11,901	11,585	316	3%	22,089	21,569	520	2%
Other revenue	7,284	6,476	808	12%	13,744	12,971	773	6%
Total revenue	$84,863	$70,788	$14,075	20%	$163,090	$138,931	$24,159	17%
Subscription revenue increased $13.0 million, or 25%, during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, primarily due to a 20% growth in total subscriptions and a 25% growth in Paying Circles (as defined below).
Hardware revenue increased $0.3 million, or 3%, during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. The increase was primarily due to $2.3 million in fewer discounts offered which was partially offset by a $1.2 million increase in returns and a $0.8 million decrease in revenue from retail sales related to a shift in product mix. The $0.3 million increase in hardware revenue is in line with the slight increase in net average selling price and an overall flat number of net hardware units shipped.
Other revenue increased $0.8 million, or 12%, during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 due to a ramp-up of advertising revenue and incremental data revenue.
Subscription revenue increased $22.9 million, or 22%, during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, primarily due to a 20% growth in total subscriptions and a 25% growth in Paying Circles. Additionally, subscription revenue in the current period benefited from a full six-month impact of price increases for existing U.S. Android Life360 subscriptions, which were fully implemented during the three months ended June 30, 2023.
Hardware revenue increased $0.5 million, or 2%, during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. The increase was primarily due to $2.8 million in fewer discounts offered, which was partially offset by a $1.4 million decrease in revenue from retail sales related to a shift in product mix and a $0.9 million increase in returns.
Other revenue increased $0.8 million, or 6%, during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 due to a ramp-up of advertising revenue and incremental data revenue.
Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%
(in thousands, except percentages)
Cost of subscription revenue	$10,393	$6,388	$4,005	63%	$19,708	$14,433	$5,275	37%
Cost of hardware revenue	9,922	8,736	1,186	14%	17,934	18,162	(228)	(1)%
Cost of other revenue	922	881	41	5%	1,809	1,723	86	5%
Total cost of revenue	21,237	16,005	5,232		39,451	34,318	5,133
Gross profit	$63,626	$54,783	$8,843		$123,639	$104,613	$19,026
Gross margin:
Subscription	84%	88%			85%	86%
Hardware	17%	25%			19%	16%
Other	87%	86%			87%	87%

Cost of subscription revenue increased $4.0 million, or 63%, during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, primarily due to a $1.8 million benefit related to the discontinuation of certain battery related membership benefits recognized in the second quarter of 2023. The Company also saw increases of $1.0 million in technology expenses, $0.6 million in premium membership offering costs, and $0.6 million in personnel-related and stock-based compensation costs due to Company growth.
Subscription gross margin decreased to 84% during the three months ended June 30, 2024 from 88% during the three months ended June 30, 2023, primarily due to a decrease in membership offering costs related to the discontinuation of certain battery related membership benefits that had positively impacted the second quarter of 2023.
Cost of hardware revenue increased $1.2 million, or 14%, during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. The increase was primarily due to a $0.5 million increase in hardware product costs, a $0.5 million increase in other hardware costs related to a warehouse relocation adjustment that positively impacted the second quarter of 2023, and a $0.3 million increase in other inventory reserve. These increases were partially offset by a $0.1 million decrease related to the discontinuation of certain battery related membership benefits during the second quarter of 2023.
Hardware gross margin decreased to 17% during the three months ended June 30, 2024 from 25% during the three months ended June 30, 2023, primarily due to the discontinuation of certain battery-related membership benefits that favorably impacted the second quarter of 2023 and an increase in inventory reserve in the second quarter of 2024.
Cost of other revenue remained flat during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, as the Company maintained its single aggregated data arrangement. Other gross margin increased to 87% due to the introduction of advertising revenue in 2024.
Cost of subscription revenue increased by $5.3 million, or 37%, during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, primarily due to a $1.8 million benefit related to the discontinuation of certain battery related membership benefits recognized in the second quarter of 2023. The Company also saw increases of $1.5 million in technology expenses, $1.1 million in premium membership offerings, a $0.9 million in personnel-related and stock-based compensation costs due to Company growth.
Subscription gross margin decreased to 85% during the six months ended June 30, 2024 from 86% during the six months ended June 30, 2023, primarily due to the discontinuation of certain battery-related membership benefits that had positively impacted the second quarter of 2023.
Cost of hardware revenue decreased by $0.2 million, or 1%, during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, primarily due to the discontinuation of certain battery related membership benefits during the second quarter of 2023, which resulted in a $0.8 million decrease in battery related product costs. The decrease in cost of hardware revenue was partially offset by an increase of $0.6 million in reserves of additional inventory and additional hardware freight and other costs.
Hardware gross margin increased to 19% during the six months ended June 30, 2024 from 16% during the six months ended June 30, 2023, primarily due to the discontinuation of certain battery related membership benefits in the second quarter of 2023 that continued to benefit the current period.
Cost of other revenue and other gross margin remained flat during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, as the Company maintained its single aggregated data arrangement.
Research and Development

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%
(in thousands, except percentages)
Research and development	$27,013	$23,182	$3,831	17%	$54,271	$50,379	$3,892	8%

Research and development expenses increased $3.8 million, or 17%, during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. The increase was primarily attributable to increases of $3.9 million in personnel-related and stock-based compensation costs, $1.3 million in technology and other expenses, and $1.2 million in contractor and professional and outside services spend due to Company growth. This was partially offset by $1.5 million of capitalized costs related to internal use software and $1.1 million of capitalized construction in progress costs.
Research and development expenses increased by $3.9 million, or 8%, during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. The increase was primarily attributable to increases of $4.9 million in personnel-related and stock-based compensation costs, $2.4 million in technology expenses, $1.0 million in contractor spend, and $0.3 million in other expenses due to Company growth. The increases were partially offset by $2.7 million of capitalized costs related to internal use software, $1.1 million of capitalized construction in progress costs, and $0.9 million related to a raw materials inventory write-off that negatively impacted the six months ended June 30, 2023.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%
(in thousands, except percentages)
Sales and marketing	$24,363	$23,347	$1,016	4%	$49,096	$47,663	$1,433	3%

Sales and marketing expenses increased $1.0 million, or 4%, during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. The increases were primarily attributable to a $2.1 million increase in commissions to the Company’s third-party platforms and distribution channels (each a “Channel Partner”), which was in line with the 20% increase in subscriptions, a $0.8 million increase in other marketing spend, and a $0.5 million increase in personnel-related and stock-based compensation cost due to Company growth. The increases were partially offset by a $2.4 million decrease in paid user acquisition costs due to planned shifts in the timing of spend.
Sales and marketing expenses increased $1.4 million, or 3%, during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. The increase was primarily due to a $3.7 million increase in Channel Partner commissions, in line with the growth in subscriptions, and a $0.9 million increase in other marketing spend, attributable to Company growth. The increases were partially offset by a $2.8 million decrease in paid user acquisition spend due to planned shifts in the timing of spend, and a $0.4 million decrease in personnel-related and stock-based compensation costs due to severance payments associated with the Company’s reduction in workforce which took place during the three months ended March 31, 2023.
General and Administrative

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%
(in thousands, except percentages)
General and administrative	$14,613	$12,497	$2,116	17%	$29,014	$25,706	$3,308	13%
General and administrative expenses increased $2.1 million, or 17%, during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. The increase was primarily due to an additional $1.6 million in professional and outside services driven by ongoing public company compliance costs, a $0.4 million increase in personnel-related and stock-based compensation costs attributable to an increase in headcount, and a $0.1 million increase in technology related expenses.
General and administrative expenses increased $3.3 million, or 13%, during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. The increase was primarily due to an increase of $3.3 million in professional and outside services, driven by ongoing public company compliance costs, as well as a $0.4 million increase in technology and other expenses. These increases were partially offset by a $0.4 million decrease in personnel and stock-based compensation expense due to the exit of a key employee.

Convertible Notes Fair Value Adjustment
For the three months ended June 30, 2024 and 2023, the Company recorded no gain or loss and a gain of $0.3 million, respectively, associated with the convertible notes fair value adjustment. The changes in fair value were primarily driven by the share price volatility and reduction in time to convert.
For the six months ended June 30, 2024 and 2023, the Company recorded a loss of $0.6 million and a gain of $0.2 million, respectively, associated with the convertible notes fair value adjustment. The changes in fair value are primarily driven by the share price volatility and reduction in time to convert.
Derivative Liability Fair Value Adjustment
For the three months ended June 30, 2024 and 2023, the Company recorded no gain or loss and a loss of $0.3 million, respectively, associated with the derivative liability fair value adjustment. The changes are due to the revaluation of the derivative liability at each reporting period and the increase in stock price related to embedded redemption features bifurcated from the July 2021 Convertible Notes issued to investors.
For the six months ended June 30, 2024 and 2023, the Company recorded a loss of $1.7 million and $0.2 million, respectively, associated with the derivative liability fair value adjustment. The changes are due to the revaluation of the derivative liability at each reporting period and the increase in stock price related to embedded redemption features bifurcated from the July 2021 Convertible Notes issued to investors.
Loss on Settlement of Convertible Notes
For each of the three and six months ended June 30, 2024, the Company recorded a loss of $0.4 million related to the settlement of the July 2021 Convertible Notes and the September 2021 Convertible Notes, which were converted to common stock during the three months ended June 30, 2024. There were no such transactions during the three and six months ended June 30, 2023.
Gain on Settlement of Derivative Liability
For each of the three and six months ended June 30, 2024, the Company recorded a gain of $1.9 million related to the settlement of the derivative liability upon conversion of the July 2021 Convertible Notes in connection with our U.S. IPO. There were no such transactions during the three and six months ended June 30, 2023.
Other Income (Expense), Net
Other income (expense), net includes transaction costs, interest income, dividend income, foreign exchange losses, and interest expense associated with the July 2021 Convertible Notes. For the three months ended June 30, 2024, other income (expense), net consists of $1.3 million in other income and $5.9 million in other expense, and for the three months ended June 30, 2023, consists of $0.8 million in other income and $0.2 million in other expense. For the six months ended June 30, 2024, other income (expense), net consists of $2.1 million in other income and $6.4 million in other expense, and for the six months ended June 30, 2023, consists of $1.7 million in other income and $0.2 million in other expense.
Other income (expense), net decreased $5.2 million, or 847%, during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. The decrease was primarily driven by a $5.6 million increase in transaction costs incurred in connection with our U.S. IPO, partially offset by a $0.4 million increase in dividend income resulting from higher average gross yield primarily due to increased cash and cash equivalents balance.

Other income (expense), net decreased $5.8 million, or 394%, during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. The decrease was primarily driven by a $5.6 million increase in transaction costs incurred in connection with our U.S. IPO and a $0.8 million decrease due unfavorable currency revaluation impacts, which were partially offset by a $0.6 million increase in dividend income resulting from higher average gross yield primarily due to increased cash and cash equivalents balance.
Provision for Income Taxes
Provision for income taxes increased $5.2 million during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. Provision for income taxes increased $6.5 million during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. The increase was due to the estimated growth in the Company’s earnings in the U.S. Provision for income taxes consists of U.S. federal and state income taxes in jurisdictions in which we conduct business. We maintain a full valuation allowance on our federal and state deferred tax assets as we have concluded that it is not more likely than not that the deferred tax assets will be realized.
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

Key Operating Metrics

	As of and for the Three Months Ended June 30,			As of and for the Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change
(in millions, except ARPPC, ARPPS and ASP)
AMR	$304.8	$248.7	23%	304.8	248.7	23%
MAUs	70.6	54.0	31%	70.6	54.0	31%
Paying Circles	2.0	1.6	25%	2.0	1.6	25%
ARPPC[1]	$125.96	$119.25	6%	$124.41	$120.18	4%
Subscriptions	2.7	2.2	20%	2.7	2.2	20%
ARPPS[1]	$104.00	$97.83	6%	$102.60	$98.01	5%
Net hardware units shipped	0.7	0.7	—%	1.2	1.2	(3)%
ASP[2]	$15.92	$15.76	1%	$16.18	$16.44	(2)%
1.Excludes revenue related to bundled Life360 subscription and hardware offerings of $(1.3) million and $(2.6) million for the three and six months ended June 30, 2024 respectively, and $(0.7) million for the three and six months ended June 30, 2023.
2.Excludes revenue related to bundled Life360 subscription and hardware offerings of $1.3 million and $2.5 million for the three and six months ended June 30, 2024, respectively, and $1.1 million for the three and six months ended June 30, 2023.
Annualized Monthly Revenue
We use Annualized Monthly Revenue (“AMR”) to identify the annualized monthly value of active customer agreements at the end of a reporting period. AMR includes the annualized monthly value of Life360 subscription, data and partnership agreements. All components of these agreements that are not expected to recur are excluded. This does not represent revenue under GAAP on an annualized basis, as the operating metric can be impacted by start and end dates and renewal rates. AMR as of June 30, 2024, and 2023 was $304.8 million and $248.7 million, respectively, representing an increase of 23% year-over-year, which is largely attributable to continued subscriber growth.

Monthly Active Users
We have a large and growing global user base as of June 30, 2024. A Life360 monthly active user (“MAU”) is defined as a unique member who engages with our Life360 branded services each month, which includes both paying and non-paying members, and excludes certain members who have a delayed account setup. As of June 30, 2024 and 2023, we had approximately 70.6 million and approximately 54.0 million MAUs on the Life360 Platform, respectively, representing an increase of 31% year-over-year. We believe this has been driven by continued strong new member growth and retention.
Paying Circles
We define a Paying Circle as a group of Life360 members with a paying subscription that has been billed as of the end of a period. Each subscription covers all members in the payor’s Circle so everyone in the Circle can utilize the benefits of a Life360 Membership, including access to premium location, driving, digital and emergency safety insights and services.
As of June 30, 2024 and 2023, we had approximately 2.0 million and 1.6 million paid subscribers to services under our Life360 brand, respectively, representing an increase of 25% year-over-year.
We grow the number of Paying Circles by increasing our free member base, converting free members to subscribers, and retaining them over time with the provision of high-quality family connectivity and safety services.
Average Revenue per Paying Circle
We define Average Revenue per Paying Circle as annualized subscription revenue recognized and derived from the Life360 mobile application, excluding revenue related to bundled Life360 subscription and hardware offerings, for the reported period, divided by the Average Paying Circles during the same period. Average Paying Circles are calculated by adding the number of Paying Circles as of the beginning of the period to the number of Paying Circles as of the end of the period, and then dividing by two.
For the three months ended June 30, 2024 and 2023, our ARPPC was $125.96 and $119.25, respectively, representing a 6% increase year-over year. For the six months ended June 30, 2024 and 2023, our ARPPC was $124.41 and $120.18, respectively, representing a 4% increase year-over-year.
ARPPC is a key indicator utilized by Life360 to determine our effectiveness at monetizing Paying Circles through tiered product offerings. The price increases for existing U.S. Android Life360 subscriptions that took effect during the three months ended June 30, 2023 has led to subscribers signing up for higher price products over time. In addition, price increases for existing subscribers began in January 2024 in the UK and March 2024 in ANZ, while the Triple Tier memberships launched in October 2023 and April 2024, respectively. The positive impacts seen from the price increases were partially offset in the second quarter of 2024 by an increase in international subscribers, which overall, have subscriptions priced at lower prices.
Subscriptions
We define Subscriptions as the number of paying subscribers associated with the Life360, Jiobit and Tile brands who have been billed as of the end of the period.
As of June 30, 2024 and 2023, we had approximately 2.7 million and 2.2 million paid subscribers to services under the Life360, Tile, and Jiobit brands, respectively, representing an increase of 20% year-over-year.
We grow the number of Subscriptions by selling hardware units and increasing our free member base, converting free members to subscribers, and retaining them over time with the provision of item tracking and high-quality family and safety services.

Average Revenue per Paying Subscription
We define ARPPS as annualized total subscription revenue recognized and derived from Life360, Tile and Jiobit subscriptions, excluding revenue related to bundled Life360 subscription and hardware offerings, for the reported period divided by the average number of paying subscribers during the same period. The average number of paying subscribers is calculated by adding the number of paying subscribers as of the beginning of the period to the number of paying subscribers as of the end of the period, and then dividing by two. Paying subscribers represent subscribers who have been billed as of the end of the period.
ARPPS for the three months ended June 30, 2024 and 2023 was $104.00 and $97.83, respectively, representing an increase of 6% year over year. ARPPS for the six months ended June 30, 2024 and 2023 was $102.60 and $98.01, respectively, representing an increase of 5% year over year.
ARPPS has increased year over year as a result of the growth in subscriptions and price increases for existing U.S. Android Life360 subscriptions that took effect during the three months ended June 30, 2023, which lead to subscribers signing up for higher price products over time. In addition, price increases for existing subscribers began in January 2024 in the UK and March 2024 in ANZ, while the Triple Tier memberships launched in October 2023 and April 2024, respectively. The positive impacts seen from the price increases were partially offset in the second quarter of 2024 by an increase in international subscribers, which overall, have subscriptions priced at lower prices.
Net Hardware Units Shipped
Net hardware units shipped represents the number of tracking devices sold during a period, excluding certain hardware units related to bundled Life360 subscription and hardware offerings, net of returns by our retail partners and directly to consumers. Selling units contributes to hardware revenue and ultimately increases the number of members eligible for a Tile or Jiobit subscription. For the three months ended June 30, 2024, Life360 sold approximately 0.7 million units, which remained relatively flat compared to the 0.7 million units sold during the three months ended June 30, 2023. For the six months ended June 30, 2024, we sold approximately 1.2 million units, which also remained relatively flat as compared to the 1.2 million units sold during the six months ended June 30, 2023.
Net Average Selling Price (ASP)
To determine the net ASP of a unit, we divide hardware revenue recognized, excluding revenue related to bundled Life360 subscription and hardware offerings, for the reported period by the number of net hardware units shipped during the same period. ASP is largely driven by the price we charge customers, including the price we charge our retail partners, net of customer allowances, and directly to consumers. For the three months ended June 30, 2024, the net ASP of a unit was $15.92, an increase of 1% compared to $15.76 during the three months ended June 30, 2023, largely due to fewer discounts and other promotions offered in the period. For the six months ended June 30, 2024, the net ASP of a unit was $16.18, a decrease of 2% compared to $16.44 during the six months ended June 30, 2023 primarily due to a change in mix of products sold.
Liquidity and Capital Resources
On June 6, 2024, we completed our U.S. IPO, selling a total of 3,703,704 shares of common stock and raising net proceeds of $93.0 million after deducting underwriting discounts and commissions. An additional $5.5 million of expenses were paid on behalf of selling securityholders. As of June 30, 2024, we had cash and cash equivalents of $160.8 million and restricted cash of $1.2 million. As of December 31, 2023, we had cash and cash equivalents of $69.0 million and restricted cash of $1.7 million.
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

Cash Flows
Our cash flow activities were as follows for the periods presented:

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Net cash provided by (used in) operating activities	$13,940	$(5,528)
Net cash used in investing activities	(2,323)	(891)
Net cash provided by (used in) financing activities	79,680	(19,796)
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	$91,297	$(26,215)
Operating Activities
Our largest sources of operating cash are cash collections from our paying members for subscriptions to our platform and hardware device sales. Our primary uses of cash for operating activities are for employee-related expenditures, costs to acquire inventory, infrastructure-related costs, commissions paid to Channel Partners and other marketing expenses.
A number of our members pay in advance for annual subscriptions, while a majority pay in advance for monthly subscriptions. Deferred revenue consists of the unearned portion of customer billings, which is recognized as revenue in accordance with our revenue recognition policy. As of June 30, 2024 and December 31, 2023, we had deferred revenue of $36.4 million and $35.8 million, respectively, of which $35.5 million and $33.9 million is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met.
For the six months ended June 30, 2024, net cash provided by operating activities was $13.9 million. The primary factors affecting our operating cash flows during this period were our net loss of $20.7 million, impacted by $24.5 million of non-cash adjustments, and $10.1 million of cash provided by changes in our operating assets and liabilities, which was partially offset by a payment of $5.5 million for expenses paid on behalf of the selling stockholders in connection with the secondary offering. The non-cash adjustments primarily consisted of stock-based compensation, depreciation and amortization, fair value adjustments for our convertible notes and derivative liability, non-cash interest expense, gain on settlement of derivative liability, and loss on settlement of convertible notes. The cash provided by changes in our operating assets and liabilities was primarily due to decreases in accounts receivable, net and prepaid expenses and other assets, increases in accounts payable and deferred revenue offset by a decrease in accrued expenses and other current liabilities and increases in costs capitalized to obtain contracts, net and inventory.
For the six months ended June 30, 2023, net cash used in operating activities was $5.5 million. The primary factors affecting our operating cash flows during this period were our net loss of $18.5 million, impacted by $22.7 million of non-cash adjustments and $9.8 million of cash used by changes in our operating assets and liabilities. The non-cash adjustments primarily consisted of stock-based compensation, depreciation and amortization, and an adjustment to our battery reserve related to a change in membership benefit offerings. The cash used by changes in our operating assets and liabilities was primarily due to decreases in accounts payable and accrued expenses and other liabilities.
Investing Activities
For the six months ended June 30, 2024, net cash used in investing activities was $2.3 million, which primarily related to the capitalization of internal use software costs in accordance with ASC 350-40, Intangibles - Goodwill and Other, Internal-Use Software.
For the six months ended June 30, 2023, net cash used in investing activities was $0.9 million, which primarily related to the capitalization of internal use software costs in accordance with ASC 350-40, Intangibles — Goodwill and Other, Internal-Use Software.

Financing Activities
For the six months ended June 30, 2024, net cash provided by financing activities was $79.7 million, which primarily related to net proceeds of $93.0 million after deducting underwriting discounts and commissions from our U.S. IPO and $4.5 million of proceeds from the exercise of options and warrants, offset by $15.9 million of taxes paid for net settlement of equity awards, and $1.8 million payment of U.S. IPO costs. As of June 30, 2024, $4.5 million of the incurred U.S. IPO costs were unpaid.
For the six months ended June 30, 2023, net cash used in financing activities was $19.8 million, which primarily related to $13.1 million release of funds placed in an indemnity escrow fund for general representations and warranties related to the Tile Acquisition and $8.6 million of taxes paid for the net settlement of equity awards offset by $1.6 million of proceeds from the exercise of options and $0.3 million of proceeds from the repayment of notes due from affiliates.
Obligations and Other Commitments
Our principal commitments consist of obligations under our operating leases for office space, and other purchase commitments. Information regarding our non-cancellable lease and other purchase commitments as of June 30, 2024, can be found in Note 7, "Balance Sheet Components" and Note 10, "Commitments and Contingencies" to our condensed consolidated financial statements.
Critical Accounting Policies and Significant Management Estimates
Our condensed consolidated financial statements are prepared in accordance with GAAP. The preparation of condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. We base our estimates on historical experiences and on various other assumptions we believe to be reasonable under the circumstances. Actual results could differ materially from the estimates made by our management. Our significant accounting policies are discussed in Note 2, "Summary of Significant Accounting Policies" in our Annual Report. There were no significant changes to these policies during the six months ended June 30, 2024.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and foreign currency exchange rates.
Interest Rate Risk
As of June 30, 2024 and December 31, 2023, we had $160.8 million and $69.0 million, respectively, of cash equivalents invested in cash and cash equivalents and money market funds. Our cash and cash equivalents are held for working capital purposes. As of June 30, 2024 and December 31, 2023, a hypothetical 10% relative change in interest rates would not have a material impact on our condensed consolidated financial statements.
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

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024 pursuant to Rule 13a‑15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The term “disclosure controls and procedures” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our management concluded that our disclosure controls and procedures were effective as of June 30, 2024.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
An investment in shares of our common stock involves a high degree of risk. You should carefully consider the following information about these risks, together with the other information appearing elsewhere in this Quarterly Report, including our unaudited condensed consolidated financial statements and related notes hereto, before deciding to invest in our common stock. The occurrence of any of the following risks could have a material adverse effect on our business, financial condition, results of operations and future growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. In these circumstances, the market price of our common stock could decline; and you may lose all or part of your investment. We cannot assure you that any of the events discussed below will not occur.

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
•The market price of our CDIs and common stock has been, and may in the future be, volatile or may decline regardless of our operating performance and you could lose all or part of your investment.
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
There is a risk that we will not be able to grow our member base outside of the United States in a way that provides the scale required to offer the full functionality of our services to a particular geography, or to a scale that will enable us to generate indirect revenue.
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
Our members may be physically, financially, emotionally or otherwise harmed by other individuals through the use of one of our products or through features of our products. If one or more of our members suffers or alleges to have suffered any such harm as a result of our services, we could in the future experience negative publicity or legal action that could damage our brands. Similar events affecting users of our competitors’ products and services could also result in negative publicity for our products and services, as well as the industries in which we operate, including the location sharing and tracking industries, which could in turn negatively affect our business.
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

For the three and six months ended June 30, 2024 and 2023, Amazon accounted for less than 10% of total revenue.
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
We also work with third-party fulfillment partners that package and deliver our products to multiple locations worldwide, which allows us to reduce order fulfillment time, reduce shipping costs, and improve inventory flexibility. Our reliance on a single manufacturer for our Tile and Jiobit devices and a limited number of fulfillment partners for each of our smart trackers increases our risk since we do not currently have alternative or replacement suppliers beyond these key parties. In addition, we are currently operating under an extension agreement to our initial agreement with Jabil, which expired in March 2022, and are in the process of negotiating a new agreement. If we are unable to execute a new agreement, or in the event of any other interruption from our manufacturer or any of our fulfillment partners, we may not be able to increase capacity from other sources or develop alternate or secondary sources without incurring material additional costs and substantial production delays. Furthermore, our manufacturer’s facilities are located in the PRC and Malaysia. Our business could be adversely affected if our manufacturer or one or more of our fulfillment partners is impacted by a natural disaster, political, social or economic instability, military conflict, bank failures, changing foreign regulations, labor unrest, pandemics, or any other interruption at a particular location.
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
As of June 30, 2024, international members represented approximately 43% of our total MAUs and accounted for approximately 13% of our total revenue. Offering our apps for download internationally and rolling out full-service memberships outside of the United States, particularly in countries in which we have limited experience, exposes us to a number of additional risks including, among others:
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
We generate indirect revenue from key partners through the sale of data insights derived from the personal data we collect from our members. This revenue represented approximately 7% and 8% of our total revenue for the three months ended June 30, 2024 and 2023, respectively. Termination of agreements with key partners may adversely impact our future financial performance.

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
The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes appearing elsewhere in this Quarterly Report. We base our estimates on short duration historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Management Estimates.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses. Significant estimates and judgments for the Company involve: revenue recognition, subscription revenue arrangements with multiple performance obligations, sale incentives, other revenue, costs capitalized to obtain contracts, stock-based compensation expense, common stock valuations, inventory valuation and income tax. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.

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
Our efforts to investigate, mitigate, contain, and remediate a security incident may not be successful. Actions taken by us or the third parties with whom we work to detect, investigate, mitigate, contain, and remediate a security incident could result in outages, data losses, and disruptions of our business. Threat actors may also gain access to other networks and systems after a compromise of our networks and systems.
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

In addition, our reliance on third-party service providers could introduce new cybersecurity risks and vulnerabilities, including supply-chain attacks, and other threats to our business operations. We may rely on third-party service providers and technologies to operate critical business systems to process sensitive data in a variety of contexts, including, without limitation, cloud-based infrastructure, data center facilities, encryption and authentication technology, employee email, content delivery to customers, and other functions. We may also rely on third-party service providers to provide other products, services, parts, or otherwise to operate our business. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If our third-party service providers experience a security incident, coding issue, malfunction or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised.
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
While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. For example, we and our third-party providers have been and may in the future be compromised by the aforementioned or similar threats, and result in unauthorized, unlawful, or accidental processing of our information, or vulnerabilities in the products or systems upon which we rely. For example, we have previously experienced credential stuffing attacks and other security incidents, including coding issues and instances of unauthorized access to certain user data. We determined that none of these incidents were material to the Company. We have encountered and may in the future encounter attempts to create false or other illegitimate user accounts or to take other unauthorized actions on or through our platform and services.
Applicable data privacy and security obligations may require us, or we may choose, to notify relevant stakeholders, such as governmental authorities, partners, and affected individuals, of security incidents. Such disclosures may involve inconsistent requirements and are costly, and the disclosure or the failure to comply with applicable requirements could lead to adverse consequences. If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience, and at times in the past have experienced, adverse consequences. These consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive data (including personal data); litigation (including class claims and mass arbitration demands); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); direct and indirect financial loss (including due to potential loss of members, partners, or advertising revenue); and other similar harms. Security incidents and attendant consequences may cause customers to stop using our services, deter new customers from using our services, disrupt our ability to provide our products and services, and negatively impact our ability to grow and operate our business.

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
Governments may seek to censor content available on our app, restrict access to the platform from their country entirely, or impose other restrictions that may affect the accessibility of the platform in their country for an extended period of time or indefinitely. In addition, government authorities in other countries may seek to restrict member access to the platform if they consider us to be in violation of their laws or a threat to public safety or for other reasons. It is possible that the government authorities could take action that impairs our ability to sell advertising, including in countries where access to our consumer-facing platform may be blocked or restricted. In the event that content shown on our app or our other products is subject to censorship, access to our products is restricted, in whole or in part, in one or more countries, we are required to or elect to make changes to our operations, or other restrictions are imposed on our products, or our competitors are able to successfully penetrate new geographic markets or capture a greater share of existing geographic markets that we cannot access or where we face other restrictions, our ability to retain or increase our member base, member engagement, or the level of advertising by marketers may be adversely affected, we may not be able to maintain or grow our revenue as anticipated, and our financial results could be materially adversely affected.
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
Risks Related to Our Common Stock and CDIs
The market price of our CDIs and common stock has been, and may in the future be, volatile, or may decline regardless of our operating performance and you could lose all or part of your investment.
The trading price of our CDIs on the ASX and of our common stock on the Nasdaq Global Select Market (“Nasdaq”) has been and may continue to be volatile, and could be subject to wide fluctuations. In addition, the trading volume in our CDIs and common stock has in the past and may in the future fluctuate and cause significant price variations to occur. Securities markets worldwide experience significant price and volume fluctuations as a result of a variety of factors, many of which are beyond our control but may nonetheless decrease the market price of our CDIs and common stock, regardless of our actual operating performance, including:
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
•actions by our securityholders;
•the failure of securities analysts to cover our common stock and/or changes in their recommendations and estimates of our financial performance;
•future sales of our common stock;
•trading prices and trading volumes of our CDIs on the ASX and our common stock on the Nasdaq; and
•the other factors described in these “Risk Factors”.
The stock market has in the past experienced extreme price and volume fluctuations, and, following periods of such volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against these companies. Such litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources, which would harm our business, operating results or financial condition.

Our common stock is currently listed on Nasdaq and our CDIs are currently listed on the ASX. Trading in our common stock and CDIs therefore takes place in different currencies (U.S. dollars on the Nasdaq and Australian dollars on the ASX), and at different times (resulting from different time zones, different trading days and different public holidays in the United States and Australia). The trading prices of our common stock and our CDIs on two markets may differ as a result of these, or other, factors. Any decrease in the price of our common stock or CDIs on either market could cause a decrease in the trading prices of our CDIs or our common stock on the other market. In addition, investors may seek to profit by exploiting the difference, if any, between the price of our common stock on Nasdaq and the price of our CDIs on the ASX. Such arbitrage activities could cause our stock price in the market with the higher value to decrease to the price set by the market with the lower value and could also lead to significant volatility in the price of our common stock or CDIs. Additionally, while we have historically transacted in U.S. dollars, we have transacted in some foreign currencies, such as the Australian Dollar, and may transact in more foreign currencies in the future. Accordingly, changes in the value of foreign currencies relative to the U.S. dollar can affect our revenue and results of operations. As a result of such foreign currency exchange rate fluctuations, it could be more difficult to detect underlying trends in our business and results of operations. In addition, to the extent that fluctuations in currency exchange rates cause our results of operations to differ from our expectations or the expectations of our investors, the trading price of our common stock on Nasdaq or CDIs on the ASX could be lowered.
If securities and industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.
The trading market for our common stock on Nasdaq or our CDIs on the ASX is influenced by the research and reports that industry or securities analysts publish about us or our business. If one or more of the analysts currently covering our securities ceases coverage, the liquidity and trading price for our common stock on Nasdaq and our CDIs on the ASX would be negatively impacted. If any of the analysts who cover us downgrade our stock or issue an adverse or misleading opinion regarding us, our business model, our intellectual property or our common stock or CDI performance, or if our results of operations fail to meet the expectations of analysts, the trading price of our common stock or CDIs would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets and the demand for our common stock could decrease, which in turn could cause our common stock price or trading volume to decline.
Future sales of our common stock in the public market could cause the market price of our common stock to decline.
Future sales of a substantial number of shares of our common stock in the public market, or the perception that a sale might occur, could depress the market price of our common stock, and could impair our ability to raise capital through the sale of additional equity securities. For example, many of our existing equity holders have substantial unrecognized gains on the value of the equity they hold based upon the price of our common stock subsequent to our U.S. IPO, and therefore, may take steps to sell their shares or otherwise secure the unrecognized gains on those shares. We are unable to predict the timing of or the effect that such sales may have on the prevailing market price of our common stock.
In connection with our U.S. IPO, we, all of our directors and executive officers, and certain holders of our common stock and securities exercisable for or convertible into our common stock, entered into lock-up agreements with the underwriters and/or agreements with market stand-off provisions that restrict our and their ability to sell or transfer shares of our capital stock, and securities convertible into or exercisable or exchangeable for shares of our capital stock, for a period of 90 days following the offering, which we refer to as the lock-up period, subject to certain customary exceptions and certain provisions that provide for the early release of certain shares. If not earlier released, all of these shares will become eligible for sale upon expiration of the lock-up period, except for any shares held by our affiliates as defined in Rule 144 under Securities Act.
In addition, as of June 30, 2024, up to 11,919,902 shares of our common stock may be issued upon exercise of outstanding stock options or vesting and settlement of outstanding RSUs, and up to 12,933,470 shares of our common stock are available for future issuance under our 2011 Equity Incentive Plan, and will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, exercise limitations, the lock-up agreements and market stand-off provisions. We have registered all of the shares of our common stock issuable upon exercise of outstanding options or other equity incentive awards we may grant in the future for public resale under the Securities Act. If these additional shares of our common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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
Our CDIs are currently listed on the ASX and our common stock is currently listed on the Nasdaq. Accordingly, we are subject to the listing requirements of both securities exchanges as well as the associated Australian and U.S. regulatory requirements. The ASX and Nasdaq have different trading hours, trading characteristics (including trading volume and liquidity), trading and listing rules, and investor bases (including different levels of retail and institutional participation). As a result of these differences, the trading prices of our CDIs and our common stock may not be the same, even allowing for currency differences. Fluctuations in the price of our common stock due to circumstances unusual to the U.S. capital markets could materially and adversely affect the price of the CDIs, or vice versa. Certain events having significant negative impact specifically on the Australian capital markets may result in a decline in the trading price of our CDIs notwithstanding that such event may not impact the trading prices of securities listed in the United States generally or to the same extent, or vice versa.
Provisions of our charter documents and Delaware law may inhibit a takeover, which could limit the price investors might be willing to pay in the future for our common stock.
Some provisions of our charter documents could make it more difficult for a third party to acquire control of us, even if the change of control would be beneficial to our stockholders, including: (i) limitations on the ability of our stockholders to act by written consent or call a special meeting; (ii) establishing advance notice provisions for stockholder proposals, including nominations for elections to the Board; and (iii) establishing that our Board is divided into three classes, with each class serving three-year, staggered terms. These provisions could discourage an acquisition of us or other change in control transactions, thereby negatively affecting the price that investors might be willing to pay in the future for our common stock.

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
Our Certificate of Incorporation provides, subject to certain exceptions, that the Court of Chancery of the State of Delaware is the exclusive forum for certain stockholder litigation matters and the federal district courts of the U.S. are the exclusive forum for actions arising under the Securities Act, which could limit our stockholders’ ability to bring a claim in a judicial forum that they find more favorable for disputes with us or our directors, officers, employees or stockholders.
Pursuant to our Certificate of Incorporation unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the exclusive forum for (1) any derivative action or proceeding brought on our behalf, (2) any action or proceeding asserting a claim of breach of a fiduciary duty by any of our stockholders, directors, officers, employees or agents to us or our stockholders, (3) any action or proceeding asserting a claim against us arising pursuant to any provision of the Delaware General Corporation Law or our Certificate of Incorporation or Bylaws or (4) any action or proceeding asserting a claim governed by the internal affairs doctrine. This exclusive forum provision does not apply to any actions brought to enforce a duty or liability created by the Securities Act, as amended, the Exchange Act or any other claim for which the U.S. federal courts have exclusive jurisdiction. In addition, our Certificate of Incorporation provides that, unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum for the resolution of any complainant asserting a cause of action arising under the Securities Act shall be the U.S. federal district courts. The forum selection clauses in our Certificate of Incorporation may have the effect of discouraging lawsuits against us or our directors and officers and may limit our stockholders’ ability to bring a claim in a judicial forum that they find more favorable for disputes with us or any of our directors, officers, other employees, or stockholders.
Alternatively, if a court were to find the choice of forum provision contained in our Certificate of Incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business, financial condition and results of operations.
General Risk Factors
We incur significant legal, accounting, reporting and other expenses and are subject to additional regulations and requirements as a result of being a public company with CDIs listed on the ASX and common stock listed on Nasdaq, and our management is required to devote substantial time to complying with Delaware laws, Australian laws, and reporting requirements pursuant to U.S. and Australian securities laws, which could lower profits and make it more difficult to run our business.
We incur significant legal, accounting, reporting, and other expenses associated with the ASX and SEC reporting company requirements. We also have incurred, and will continue to incur, costs associated with compliance with the rules and regulations of the SEC, Nasdaq, the Sarbanes-Oxley Act, and the Dodd-Frank Wall Street Reform and Consumer Protection Act, and various other costs of a reporting company. Registration under the Exchange Act requires the filing of ongoing annual, quarterly, and current reports on Forms 10-K, 10-Q and 8-K, respectively.
As a Delaware corporation, we must also ensure continued compliance with the Delaware law and, as we are listed on the ASX and registered as a foreign company in Australia, we also need to ensure continuous compliance with relevant Australian laws and regulations, including the ASX Listing Rules and Australia’s Corporations Act 2001 (Cth) of Australia. To the extent of any inconsistency between Delaware law and Australian law and regulations, we may need to make changes to our business operations, structure or policies to resolve such inconsistency. If we are required to make such changes, this is likely to result in additional demands on management and extra costs.

We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly, although we are currently unable to estimate these costs with any degree of certainty. Our management will need to devote a substantial amount of time to ensure that we comply with all of these requirements. These laws and regulations also could make it more difficult and costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult to attract and retain qualified persons to serve on our Board and board committees and serve as executive officers. Furthermore, if we are unable to satisfy our obligations as a reporting company, we could be subject to fines, sanctions, and other regulatory action and potentially civil litigation and we could be subject to delisting of our CDIs on the ASX and of our common stock on the Nasdaq.
We may be required to delay recognition of some of our revenue, which may harm our financial results in any given period.
We may be required to delay recognition of revenue for a significant period of time after entering into a future agreement due to a variety of factors, including but not limited to, whether:
•the transaction involves acceptance criteria or other terms that may delay revenue recognition; or
•the transaction involves performance milestones or payment terms that depend upon contingencies; or
•the customer requires significant modifications, configurations or complex interfaces that could delay delivery or acceptance of our products or services.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
During the three months ended June 30, 2024, holders of the July 2021 Convertible Notes elected to convert their outstanding notes and accrued interest to shares of common stock based on a fixed conversion price of $11.96 per share. The holders of the July 2021 Convertible Notes also elected to exercise their outstanding warrants which were issued in connection with the July 2021 Convertible Notes at an exercise price of $11.96 per share. As a result of the conversion of the notes and the exercise of warrants, we issued 184,192 and 88,212 shares, respectively, of common stock to the holders. Refer to Note 8, "Convertible Notes" for further details.

During the three months ended June 30, 2024, holders of the September 2021 Convertible Notes elected to convert their outstanding notes and accrued interest to shares of common stock based on a fixed conversion price of $22.50 per share. As a result of the conversion of the notes, we issued 157,685 shares of common stock to the holders. Refer to Note 8, "Convertible Notes" for further details.
We relied on an exemption from registration provided by 4(a)(2) of the Securities Act of 1933, as amended, for the issuance of the shares described above as transactions by an issuer not involving a public offering.
Use of Proceeds
On June 6, 2024, we completed our U.S. IPO, in which we issued and sold 3,703,704 shares of common stock and certain selling securityholders sold 2,908,796 shares of common stock (including 862,500 shares sold pursuant to the underwriters’ full exercise of their option to purchase additional shares) at an offering price of $27.00 per share. We received net proceeds of $80.9 million after deducting underwriting discounts and commissions of $7.0 million and other offering related expenses payable by us of approximately $12.1 million. Other offering expenses of $5.8 million includes a $5.5 million payment to selling securityholders for certain of their expenses in connection with the offering, including all underwriting discounts and commissions applicable to the sale of shares of common stock by the selling securityholders, including to certain executive officers, members of the board of directors, non-executive employees, and other related parties. We did not receive any proceeds from the sale of shares by the selling securityholders. All shares sold were registered pursuant to an automatically effective registration statement on Form S-3 (File No. 333-279271) filed with the SEC on May 9, 2024 (the “Registration Statement”). Goldman Sachs & Co. LLC, Evercore Group L.L.C. and UBS Securities LLC acted as the representatives of the underwriters for the offering. A summary of the expenses paid on behalf of the selling securityholders is detailed below:

Three Months Ended June 30,
2024
Executive Officers(1)	$0.9
Board of Directors	3.9
Non-Executive Employees	0.1
Other	0.6
Total	$5.5
(1) Includes $0.7 million in expenses paid on behalf of a securityholder who is both an executive officer and member of the board of directors.
For additional details, refer to Note 15, "Related-Party Transactions" within Part I - Financial Information above.
We used a portion of the net proceeds from our U.S. IPO to satisfy tax withholding and remittance obligations related to restricted stock units that settled as part of our quarterly restricted stock unit settlement that took place shortly after our U.S. IPO. There has been no material change in the expected use of the net proceeds from our U.S. IPO as described in our final prospectus supplement filed as part of the Registration Statement.
Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
As previously disclosed, on January 26, 2022, the Company entered into a data services and license agreement with Placer, a provider of anonymized aggregated analytics for the retail ecosystem. On July 1, 2024 (the “Effective Date”), in the ordinary course of business of the Company, the parties entered into an Amended and Restated Data Services and License Agreement (the “A&R Placer Agreement”). Pursuant to the terms of the A&R Placer Agreement, Placer will continue to provide data processing and analytics services to the Company and continue to have limited exclusive rights to commercialize certain aggregated and de-identified data related to use of the Life360 mobile app. The A&R Placer Agreement has a five-year term beginning on the Effective Date and provides for payment of fixed monthly fee and additional variable fees based on daily active users and on Placer’s growth. The A&R Placer Agreement contains representations, warranties, limited indemnification obligations, and other clauses and provisions usual and customary for agreements of this type. In addition, the agreement calls for liquidated damages in the event of certain specified breaches and for early termination. The Company has determined that the A&R Placer Agreement is not material.

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	File No.	Filing Date	Exhibit No.

3.1	Restated Certificate of Incorporation of the Company		8-K	000-56424	June 3, 2024	3.1

3.2	Amended and Restated Bylaws of the Company		8-K	000-56424	June 3, 2024	3.2

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) of the Exchange Act.	X

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) of the Exchange Act.	X

32.1*	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2*	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	Inline XBRL Instance Document	X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents	X

104	Cover Page Interactive Data (formatted as Inline XBRL and contained in Exhibit 101)	X

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

LIFE360, INC.

Dated:	August 8, 2024	By:	/s/ Chris Hulls
Chris Hulls

Chief Executive Officer
(Principal Executive Officer)

Dated:	August 8, 2024	By:	/s/ Russell Burke
Russell Burke

Chief Financial Officer
(Principal Financial Officer)