Form 10-Q
period 2024-09-30
Life360, Inc.
filed 2024-11-12
CIK 1581760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No  ☒
As of November 6, 2024, the registrant had 74,666,574 shares of common stock, par value $0.001 per share, including shares underlying all issued and outstanding Chess Depositary Interests (“CDIs”), outstanding.

Life360, Inc.
Form 10-Q for the Quarter Ended September 30, 2024
In this report, unless otherwise stated or the context otherwise indicates, the terms “Life360,” “the Company,” “we,” “us,” “our” and similar references refer to Life360, Inc. and its consolidated subsidiaries. The Life360 logo, and other trademarks, trade names or service marks of Life360, Inc. appearing in this Quarterly Report on Form 10-Q are the property of Life360, Inc. All other trademarks, trade names and service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners. Solely for convenience, the trademarks and trade names in this report may be referred to without the ® and ™ symbols, but such references should not be construed as any indicator that their respective owners will not assert their rights thereto.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Life360, Inc.
Condensed Consolidated Balance Sheets
(Dollars in U.S. $, in thousands, except share and per share data)
(unaudited)

	September 30, 2024	December 31, 2023
Assets
Current Assets:
Cash and cash equivalents	$158,980	$68,964
Accounts receivable, net	48,850	42,180
Inventory	13,788	4,099
Costs capitalized to obtain contracts, net	1,037	1,010
Prepaid expenses and other current assets	12,706	15,174
Total current assets	235,361	131,427
Restricted cash, noncurrent	1,205	1,749
Property and equipment, net	1,782	730
Costs capitalized to obtain contracts, noncurrent	1,120	834
Prepaid expenses and other assets, noncurrent	11,199	6,848
Operating lease right-of-use asset	767	1,014
Intangible assets, net	42,279	45,441
Goodwill	133,674	133,674
Total Assets	$427,387	$321,717
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$19,088	$5,896
Accrued expenses and other current liabilities	28,239	27,538
Convertible notes, current ($0 and $3,449 measured at fair value, respectively)	—	3,449
Deferred revenue, current	37,947	33,932
Total current liabilities	85,274	70,815
Convertible notes, noncurrent	—	1,056
Derivative liability, noncurrent	—	217
Deferred revenue, noncurrent	1,969	1,842
Other liabilities, noncurrent	453	723
Total Liabilities	$87,696	$74,653
Commitments and Contingencies (Note 10)
Stockholders’ Equity
Common Stock, $0.001 par value; 500,000,000 and 100,000,000 shares authorized as of September 30, 2024 and December 31, 2023, respectively; 74,664,748 and 68,155,830 issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	74	70
Additional paid-in capital	637,806	532,128
Accumulated deficit	(298,195)	(285,143)
Accumulated other comprehensive income	6	9
Total stockholders’ equity	339,691	247,064
Total Liabilities and Stockholders’ Equity	$427,387	$321,717
See accompanying notes to the condensed consolidated financial statements (unaudited).

Life360, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Dollars in U.S. $, in thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Subscription revenue	$71,833	$56,607	$199,090	$160,998
Hardware revenue	11,744	15,541	33,833	37,110
Other revenue	9,288	6,476	23,032	19,447
Total revenue	92,865	78,624	255,955	217,555
Cost of subscription revenue	10,659	8,267	30,367	22,700
Cost of hardware revenue	11,213	11,570	29,147	29,732
Cost of other revenue	981	902	2,790	2,625
Total cost of revenue	22,853	20,739	62,304	55,057
Gross profit	70,012	57,885	193,651	162,498
Operating expenses:
Research and development	29,012	24,569	83,283	74,948
Sales and marketing	30,722	25,741	79,818	73,404
General and administrative	15,229	14,082	44,243	39,788
Total operating expenses	74,963	64,392	207,344	188,140
Loss from operations	(4,951)	(6,507)	(13,693)	(25,642)
Other income (expense):
Convertible notes fair value adjustment	—	(604)	(608)	(798)
Derivative liability fair value adjustment	—	63	(1,707)	(177)
Loss on settlement of convertible notes	—	—	(440)	—
Gain on settlement of derivative liability	—	—	1,924	—
Gain on change in fair value of investment	5,389	—	5,389	—
Other income (expense), net	2,524	337	(1,772)	1,797
Total other income (expense), net	7,913	(204)	2,786	822
Income (loss) before income taxes	2,962	(6,711)	(10,907)	(24,820)
Provision for (benefit from) income taxes	(4,727)	(170)	2,146	205
Net income (loss)	$7,689	$(6,541)	$(13,053)	$(25,025)
Net income (loss) per share, basic (Note 17)	$0.10	$(0.10)	$(0.18)	$(0.38)
Net income (loss) per share, diluted (Note 17)	$0.09	$(0.10)	$(0.18)	$(0.38)
Weighted-average shares used in computing net income (loss) per share, basic (Note 17)	74,232,140	67,091,993	71,187,103	66,389,483
Weighted-average shares used in computing net income (loss) per share, diluted (Note 17)	82,083,976	67,091,993	71,187,103	66,389,483
Comprehensive income (loss)
Net income (loss)	$7,689	$(6,541)	$(13,053)	$(25,025)
Change in foreign currency translation adjustment	—	(17)	(3)	9
Total comprehensive income (loss)	$7,689	$(6,558)	$(13,056)	$(25,016)
See accompanying notes to the condensed consolidated financial statements (unaudited).

Life360, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Dollars in U.S. $, in thousands, except share and per share data)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	68,155,830	$70	$532,128	$(285,143)	$9	$247,064
Exercise of stock options	277,309	—	2,307	—	—	2,307
Exercise of warrants	41,685	—	94	—	—	94
Vesting of restricted stock units	965,238	1	(1)	—	—	—
Taxes paid related to net settlement of equity awards	—	—	(8,110)	—	—	(8,110)
Stock-based compensation expense	—	—	8,261	—	—	8,261
Change in foreign currency translation adjustment	—	—	—	—	1	1
Net loss	—	—	—	(9,777)	—	(9,777)
Balance at March 31, 2024	69,440,062	$71	$534,679	$(294,920)	$10	$239,840
Exercise of stock options	129,968	—	1,006	—	—	1,006
Exercise of warrants	88,212	—	1,055	—	—	1,055
Vesting of restricted stock units	428,378	—	—	—	—	—
Taxes paid related to net settlement of equity awards	—	—	(7,834)	—	—	(7,834)
Stock-based compensation expense	—	—	11,159	—	—	11,159
Settlement of convertible notes	341,877	—	5,751	—	—	5,751
Issuance of common stock net of underwriting discounts, commissions and issuance costs of $13,293	3,703,704	3	86,704	—	—	86,707
Change in foreign currency translation adjustment	—	—	—	—	(4)	(4)
Net loss	—	—	—	(10,964)	—	(10,964)
Balance at June 30, 2024	74,132,201	$74	$632,520	$(305,884)	$6	$326,716
Exercise of stock options	128,727	—	1,103	—	—	1,103
Vesting of restricted stock units	403,820	—	—	—	—	—
Taxes paid related to net settlement of equity awards	—	—	(7,427)	—	—	(7,427)
Stock-based compensation expense	—	—	11,610	—	—	11,610
Net income	—	—	—	7,689	—	7,689
Balance at September 30, 2024	74,664,748	$74	$637,806	$(298,195)	$6	$339,691

Life360, Inc.

	Common Stock		Additional Paid-In Capital	Notes Due from Affiliates	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	65,239,843	$67	$501,763	$(314)	$(256,972)	$(6)	$244,538
Exercise of stock options	185,073	—	714	—	—	—	714
Vesting of restricted stock units	870,915	1	(1)	—	—	—	—
Taxes paid related to net settlement of equity awards	—	—	(5,731)	—	—	—	(5,731)
Repayment of notes due from affiliate	—	—	77	314	—	—	391
Stock-based compensation expense	—	—	8,955	—	—	—	8,955
Change in foreign currency translation adjustment	—	—	—	—	—	24	24
Net loss	—	—	—	—	(14,071)	—	(14,071)
Balance at March 31, 2023	66,295,831	$68	$505,777	$—	$(271,043)	$18	$234,820
Exercise of stock options	146,056	—	855	—	—	—	855
Vesting of restricted stock units	389,550	—	—	—	—	—	—
Taxes paid related to net settlement of equity awards	—	—	(2,820)	—	—	—	(2,820)
Stock-based compensation expense	—	—	9,269	—	—	—	9,269
Change in foreign currency translation adjustment	—	—	—	—	—	2	2
Net loss	—	—	—	—	(4,413)	—	(4,413)
Balance at June 30, 2023	66,831,437	$68	$513,081	$—	$(275,456)	$20	$237,713
Exercise of stock options	378,907	—	2,540	—	—	—	2,540
Vesting of restricted stock units	345,748	—	—	—	—	—	—
Taxes paid related to net settlement of equity awards	—	—	(2,841)	—	—	—	(2,841)
Stock-based compensation expense	—	—	9,454	—	—	—	9,454
Change in foreign currency translation adjustment	—	—	—	—	—	(17)	(17)
Net loss	—	—	—	—	(6,541)	—	(6,541)
Balance at September 30, 2023	67,556,092	$68	$522,234	$—	$(281,997)	$3	$240,308
See accompanying notes to the condensed consolidated financial statements (unaudited).

Life360, Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in U.S. $, in thousands)
(unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(13,053)	$(25,025)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	7,058	6,844
Amortization of costs capitalized to obtain contracts	974	1,782
Amortization of operating lease right-of-use asset	247	690
Stock-based compensation expense, net of amounts capitalized	30,507	27,678
Compensation expense in connection with revesting notes	—	73
Non-cash interest expense, net	59	331
Convertible notes fair value adjustment	608	798
Derivative liability fair value adjustment	1,707	177
Loss on settlement of convertible notes	440	—
Gain on settlement of derivative liability	(1,924)	—
Gain on change in fair value of investment	(5,389)	—
Non-cash revenue from investment	(965)	(1,489)
Inventory write-off	—	916
Adjustment in connection with membership benefit	—	(2,172)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(6,670)	(6,606)
Prepaid expenses and other assets	3,506	(2,036)
Inventory	(9,689)	(1,026)
Costs capitalized to obtain contracts, net	(1,287)	(1,567)
Accounts payable	12,058	(889)
Accrued expenses and other current liabilities	(2,736)	(3,163)
Deferred revenue	5,108	3,748
Other liabilities, noncurrent	(270)	(498)
Net cash provided by (used in) operating activities	20,289	(1,434)
Cash Flows from Investing Activities:
Internal use software	(3,228)	(1,232)
Purchase of property and equipment	(63)	(26)
Net cash used in investing activities	(3,291)	(1,258)
Cash Flows from Financing Activities:
Indemnity escrow payment in connection with an acquisition	—	(13,128)
Proceeds from the exercise of stock options and warrants	5,564	4,109
Taxes paid related to net settlement of equity awards	(23,371)	(11,392)
Proceeds from issuance of common stock in U.S. initial public offering, net of underwriting discounts and commissions	93,000	—
Payments of U.S. initial public offering issuance costs	(2,719)	—
Proceeds from repayment of notes due from affiliates	—	314
Repayment of convertible notes	—	(3,919)
Net cash provided by (used in) financing activities	72,474	(24,016)
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	89,472	(26,708)
Cash, Cash Equivalents and Restricted Cash at the Beginning of the Period	70,713	90,365
Cash, Cash Equivalents, and Restricted Cash at the End of the Period	$160,185	$63,657

Life360, Inc.

Supplemental disclosure:
Cash paid during the period for taxes	$2,318	$538
Cash paid during the period for interest	46	640
Non-cash investing and financing activities:
Right of use asset recognized in connection with lease modification	—	1,054
Operating lease liability recognized in connection with lease modification	—	1,054
Conversion of September 2021 Convertible Notes to common stock	3,548	—
Conversion of July 2021 Convertible Notes and accrued interest to common stock	2,203	—
Property and equipment included within accounts payable	1,134	—
Stock-based compensation included in internal use software	523	—
IPO-related transaction costs included in accrued expenses and other current liabilities	3,573	—

The following table presents the cash, cash equivalents, and restricted cash reported within the balance sheets totaling the same such amounts shown above:

	September 30, 2024	September 30, 2023
Cash and cash equivalents	$158,980	$61,848
Restricted cash, noncurrent	1,205	1,809
Total cash and cash equivalents, and restricted cash	$160,185	$63,657
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
•promotional and marketing allowances;
•inventory valuation;
•average useful customer life;
•valuation of stock-based awards;
•achievement of performance-based restricted stock units (“PRSUs”);
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
The following tables set forth the information about the Company’s third-party platforms and distribution channels (each a “Channel Partner”) that processed the Company’s overall revenue transactions and retail partners who represented greater than 10% of the Company’s revenue or accounts receivable, respectively:

	Percentage of Revenue
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Channel Partner (Apple)	55%	51%	55%	54%
Channel Partner (Google)	18%	17%	18%	16%

	Percentage of Gross Accounts Receivable
	As of September 30,	As of December 31,
	2024	2023
Channel Partner (Apple)	56%	50%
Channel Partner (Google)	11%	*
Data Partner A	12%	*
Retail Partner A	*	17%
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
Restricted Cash
The restricted cash, noncurrent balance of $1.2 million and $1.7 million as of September 30, 2024 and December 31, 2023, respectively, relates to cash deposits restricted under letters of credit issued on behalf of the Company in support of indebtedness to trade creditors incurred in the ordinary course of business.
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

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Revenue by geographic region is generally based on the address of the customer as defined in the contract with the customer. The following table sets forth revenue by geographic region for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
North America	$80,968	$69,624	$226,213	$193,966
Europe, Middle East and Africa	6,756	5,379	17,675	13,834
Other international regions	5,141	3,621	12,067	9,755
Total revenue	$92,865	$78,624	$255,955	$217,555
The Company’s revenues in the United States were $79.1 million, or 85%, of total revenue for the three months ended September 30, 2024 and $67.4 million, or 86%, of total revenue for the three months ended September 30, 2023. The Company’s revenues in the United States were $221.4 million, or 86%, of total revenue for the nine months ended September 30, 2024 and $188.5 million, or 87%, of total revenue for the nine months ended September 30, 2023.
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
During the three and nine months ended September 30, 2024, the Company recognized revenue of $5.0 million and $31.2 million, respectively, that was included in the deferred revenue balance at December 31, 2023. During the three and nine months ended September 30, 2023, the Company recognized revenue of $3.5 million and $23.4 million, respectively, that was included in the deferred revenue balance at December 31, 2022
Remaining performance obligations represent the amount of contracted future revenue not yet recognized as the amounts relate to undelivered performance obligations, including both deferred revenue and non-cancelable contracted amounts that will be invoiced and recognized as revenue in future periods. Revenue expected to be recognized in connection with remaining performance obligations was $218.9 million as of September 30, 2024, of which the Company expects 34% to be recognized over the next twelve months.
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
The following table represents a roll forward of the Company’s costs capitalized to obtain contracts, net (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Costs capitalized to obtain contracts, net, beginning of period	$1,966	$2,194	$1,844	$2,064
Additions to costs capitalized to obtain contracts, net	502	573	1,287	1,567
Amortization of costs capitalized to obtain contracts, net	(311)	(918)	(974)	(1,782)
Costs capitalized to obtain contracts, net, end of period	$2,157	$1,849	$2,157	$1,849

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
The Company measures and reports certain assets and liabilities at fair value on a recurring basis. The fair value of these assets and liabilities as of September 30, 2024 and December 31, 2023 are classified as follows (in thousands):

	As of September 30, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$132,408	$—	$—	$132,408
Total assets	$132,408	$—	$—	$132,408

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$41,981	$—	$—	$41,981
Total assets	$41,981	$—	$—	$41,981
Liabilities:
Derivative liability (Note 9)	$—	$—	$217	$217
Convertible notes (Note 8)	—	—	3,449	3,449
Total liabilities	$—	$—	$3,666	$3,666

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The change in fair value of the Level 3 instruments were as follows (in thousands):

	As of September 30, 2024
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

For the three and nine months ended September 30, 2024, the Company recorded a loss associated with the change in fair value of the derivative liability of zero and $1.7 million, respectively. For the three and nine months ended September 30, 2024, the Company recorded a gain of zero and $1.9 million, respectively, related to the settlement of the derivative liability upon conversion of the July 2021 Convertible Notes. Refer to Note 8, "Convertible Notes" for further details.

For the three and nine months ended September 30, 2024, the Company recorded a loss associated with the change in fair value of the September 2021 Convertible Notes of zero and $0.6 million, respectively. For the three and nine months ended September 30, 2024, the Company recorded a gain of zero and $0.5 million, respectively, related to the settlement of the September 2021 Convertible Notes upon conversion. For the year ended December 31, 2023, the Company recorded a loss associated with the change in fair value of the derivative liability and the convertible notes of $0.1 million and $0.7 million, respectively. These amounts have been recorded in other income (expense), net in the condensed consolidated statements of operations and comprehensive income (loss).
For the three and nine months ended September 30, 2023, the Company recorded a gain associated with the change in fair value of the derivative liability of $0.1 million and a loss of $0.2 million, respectively. For the three and nine months ended September 30, 2023, the Company recorded a loss associated with the change in fair value of the September 2021 Convertible Notes of $0.6 million and $0.8 million, respectively. The amounts have been recorded in other income (expense), net in the condensed consolidated statements of operations and comprehensive loss.

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

7. Balance Sheet Components
Accounts receivable, net
Accounts receivable, net consists of the following (in thousands):

	As of September 30,	As of December 31,
	2024	2023
Accounts receivable	$48,944	$42,274
Allowance for credit losses	(94)	(94)
Total accounts receivable, net	$48,850	$42,180
Inventory
Inventory consists of the following (in thousands):

	As of September 30,	As of December 31,
	2024	2023
Raw materials	$40	$298
Finished goods	13,748	3,801
Total inventory	$13,788	$4,099
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	As of September 30,	As of December 31,
	2024	2023
Prepaid expenses	$11,725	$14,520
Other receivables	981	654
Total prepaid expenses and other current assets	$12,706	$15,174
Prepaid expenses primarily consist of certain cloud platforms, customer service program costs, prepaid insurance and inventory. Other receivables primarily consist of freight and refunds owed to the Company and other amounts which the Company is expected to receive in less than twelve months.
Property and Equipment, net
Property and equipment, net consists of the following (in thousands):

	As of September 30,	As of December 31,
	2024	2023
Computer equipment	$297	$297
Leasehold improvements	101	100
Production manufacturing equipment	2,026	839
Construction in progress	259	249
Furniture and fixtures	29	29
Total property and equipment, gross	2,712	1,514
Less: accumulated depreciation	(930)	(784)
Total property and equipment, net	$1,782	$730

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Construction in progress relates to certain costs incurred with production manufacturing equipment.
For the three and nine months ended September 30, 2024, depreciation expense was $51 thousand and $146 thousand, respectively, and for the three and nine months ended September 30, 2023, depreciation expense was $46 thousand and $123 thousand, respectively.
There was no impairment of property and equipment or long-lived assets recognized during the three and nine months ended September 30, 2024 or 2023.
Prepaid Expenses and Other Assets, noncurrent
Prepaid expenses and other assets, noncurrent consist of the following (in thousands):

	As of September 30,	As of December 31,
	2024	2023
Prepaid expenses, noncurrent	$336	$1,374
Investment	10,863	5,474
Total prepaid expenses and other assets, noncurrent	$11,199	$6,848
Prepaid expenses, noncurrent primarily consist of cloud platform costs as of December 31, 2023.

Investment relates to non-marketable equity securities in a privately held company without a readily determinable market value. Non-marketable equity securities consist of warrants to purchase shares of preferred stock of a data revenue partner. Investments in non-public businesses that do not have readily determinable pricing, and for which the Company does not have control or does not exert significant influence, are carried at cost less impairments, if any, plus or minus changes in observable prices for those investments.

During the three months ended September 30, 2024, an observable price change related to our investment in warrants held to purchase shares of preferred stock of a data revenue partner took place. This resulted in a $5.4 million increase in the investment asset value and a corresponding gain on fair value adjustment recorded in other income (expense), net in the condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2024.

Leases
The Company leases office space under a non-cancelable operating lease with a remaining lease term of 2.2 years, which includes the option to extend the lease.
The Company did not have any finance leases as of September 30, 2024 or December 31, 2023.
The components of lease expense are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease cost (1)	$114	$253	$338	$748
(1)    Amounts include short-term leases, which are immaterial.
For the three and nine months ended September 30, 2024, payments for operating leases included in cash from operating activities were $0.1 million and $0.3 million, respectively. For the three and nine months ended September 30, 2023, payments for operating leases included in cash from operating activities were $0.2 million and $0.7 million, respectively.

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Supplemental balance sheet information related to leases is as follows (in thousands, except lease term):

	As of September 30,	As of December 31,
	2024	2023
Operating lease right-of-use asset	$767	$1,014
Operating lease liability, current (included in accrued expenses and other current liabilities)	356	335
Operating lease liability, noncurrent (included in other liabilities, noncurrent)	453	723
Weighted-average remaining term for operating lease (in years)	2.2	2.9
The weighted-average discount rate used to measure the present value of the operating lease liabilities was 5.0% for each period presented.
Maturities of the Company’s operating lease liability, which does not include short-term leases, as of September 30, 2024 were as follows (in thousands):

Operating leases
Remainder of 2024	$95
2025	390
2026	367
Total future minimum lease payments	852
Less imputed interest	(43)
Total operating lease liability	$809
Goodwill and Intangible Assets, net
Intangible assets, net consists of the following (in thousands):

	As of September 30, 2024
	Gross	Accumulated Amortization	Net
Trade name	$23,380	$(6,515)	$16,865
Technology	22,430	(12,556)	9,874
Customer relationships	15,290	(5,197)	10,093
Internal use software	6,167	(720)	5,447
Total	$67,267	$(24,988)	$42,279

	As of December 31, 2023
	Gross	Accumulated Amortization	Net
Trade name	$23,380	$(4,762)	$18,618
Technology	22,430	(9,191)	13,239
Customer relationships	15,290	(3,782)	11,508
Internal use software	2,416	(340)	2,076
Total	$63,516	$(18,075)	$45,441
For the three and nine months ended September 30, 2024, the Company capitalized $1.2 million and $3.8 million, respectively, in internal use software. For the three and nine months ended September 30, 2023, the Company capitalized $0.4 million and $1.2 million, respectively, in internal use software.

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

For the three and nine months ended September 30, 2024, amortization expense was $2.3 million and $6.9 million, respectively. For the three and nine months ended September 30, 2023, amortization expense was $2.2 million and $6.7 million, respectively.
During the three and nine months ended September 30, 2024 and 2023, there was no impairment of intangible assets recorded.
As of September 30, 2024, the estimated remaining amortization expense for intangible assets by fiscal year is as follows (in thousands):

Amount
Remainder of 2024	$2,353
2025	9,327
2026	8,883
2027	4,431
2028	4,225
Thereafter	9,003
Total future amortization expense	38,222
Internal use software not yet in service	4,057
Total	$42,279

The weighted-average remaining useful lives of the Company’s acquired intangible assets are as follows:

Weighted-Average Remaining Useful Life
	As of September 30,	As of December 31,
	2024	2023
Trade name	7.2 years	8.0 years
Technology	2.2 years	2.9 years
Customer relationships	5.4 years	6.1 years
Internal use software	2.3 years	3.6 years
As of September 30, 2024, the Company had $4.1 million of capitalized internal use software projects that were not yet in service. The internal use software projects that were not yet in service have been excluded from the weighted-average remaining useful life calculation for internal use software in the table above.
As of September 30, 2024 and December 31, 2023, goodwill was $133.7 million. No goodwill impairment was recorded during the three and nine months ended September 30, 2024 or 2023.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	As of September 30,	As of December 31,
	2024	2023
Accrued vendor expenses	$15,711	$10,020
Accrued compensation	3,260	3,349
Customer related promotions and discounts	3,737	9,049
Operating lease liability	356	335
Sales return reserves	3,405	3,285
Other current liabilities	1,770	1,500
Total accrued expenses and other current liabilities	$28,239	$27,538

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Other current liabilities primarily relate to sales taxes payable and inventory received not yet billed, as of September 30, 2024, and warranty liabilities related to the Company’s hardware tracking devices, inventory received not yet billed, and sales taxes payable as of December 31, 2023.
8. Convertible Notes
July 2021 Convertible Notes
In July 2021, the Company issued convertible notes (the “July 2021 Convertible Notes”) to investors with an underlying principal amount of $2.1 million. In June 2024, the July 2021 Convertible Notes were converted to common stock based on a fixed conversion price of $11.96 per share. At the time of conversion, the July 2021 Convertible Notes had an outstanding principal and accrued interest balance of $2.2 million. As a result of the conversion, 184,192 shares of common stock were issued to the holders in redemption of the outstanding July 2021 Convertible Notes. In June 2024, the fair value of the issued common stock was recorded within additional paid-in capital on the Company’s condensed consolidated balance sheet and a $0.9 million loss on the settlement of the July 2021 Convertible Notes was recorded in other income (expense), net on the condensed consolidated statements of operations and comprehensive loss. As of September 30, 2024, the balance of the July 2021 Convertible Notes is zero on the Company’s condensed consolidated balance sheet.
September 2021 Convertible Notes
In September 2021, the Company, in connection with the acquisition of Jiobit, issued $11.6 million representing the fair value of convertible notes (the “September 2021 Convertible Notes”) and $1.6 million of revesting convertible notes that vested over time. In April 2024, the holders of the September 2021 Convertible Notes elected to convert their notes and accrued interest to common stock based on a fixed conversion price of $22.50 per share. At the time of conversion, the September 2021 Convertible Notes had an outstanding principal and accrued interest balance of $3.5 million. As a result of the conversion, 157,685 shares of common stock with a fair value of $3.5 million were issued to the holders in redemption of the outstanding September 2021 Convertible Notes. In April 2024, the fair value of the issued common stock was recorded within additional paid-in capital on the Company’s condensed consolidated balance sheet and a $0.5 million gain on settlement of the September 2021 Convertible Notes was recorded in other income (expense), net on the condensed consolidated statements of operations and comprehensive loss. As of September 30, 2024, the balance of the September 2021 Convertible Notes is zero on the Company’s condensed consolidated balance sheet.
Convertible notes, current and noncurrent consist of the following (in thousands):

	As of September 30,	As of December 31,
	2024	2023
Convertible notes, current:
September 2021 Convertible Notes	$—	$3,449
Convertible notes, noncurrent:
July 2021 Convertible Notes	—	1,056
Total convertible notes	$—	$4,505
9. Derivative Liability
The Company’s derivative liability, which represented embedded share-settled redemption features bifurcated from its July 2021 Convertible Notes, was settled in June 2024 upon the conversion of the July 2021 Convertible Notes to common stock based on a fixed conversion price of $11.96 per share. A $1.9 million gain was recorded at the time of conversion within other income (expense), net on the condensed consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2024. As of September 30, 2024, the fair value of the derivative liability was zero on the Company’s condensed consolidated balance sheet. As of December 31, 2023, the fair value of the derivative liability was $0.2 million. Refer to Note 6, "Fair Value Measurements" and Note 8, "Convertible Notes" for further details.

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

10. Commitments and Contingencies
Purchase Commitments
The Company has certain commitments with its cloud platform provider and sole contract manufacturer that are non-cancellable. As of September 30, 2024, future non-cancellable commitments under these agreements were as follows in thousands):

Amount
Remainder of 2024	$8,649
2025	25,000
2026	25,500
2027	26,000
Total purchase commitments	$85,149

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
On March 12, 2019, a former alleged competitor of Tile, Cellwitch, Inc, filed a patent infringement claim against Tile in the U.S. District Court, Northern District of California, seeking permanent injunction and damages. On December 18, 2019, Tile filed an inter partes review petition with the Patent Trial and Appeal Board (“PTAB”) challenging the validity of the patent. On May 13, 2021, the PTAB issued a Final Written Decision on Tile’s inter partes review petition (the “Final Written Decision”), finding a majority of the claims invalid. The Final Written Decision was affirmed by the U.S. Court of Appeals for the Federal Circuit on May 13, 2022. The case is currently in trial court. The claim construction hearing took place on January 18, 2024, and on April 23, 2024, the court released its order which found 10 of the claims invalid, leaving only 2 active claims remaining. At this time, a loss is reasonably possible but not estimable, and as a result, no litigation reserve has been recorded on our condensed consolidated balance sheet as of September 30, 2024.
No material litigation reserve was recorded on our condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023, respectively.

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

11. Common Stock
The Company has the following potentially outstanding common stock reserved for issuance:

	As of September 30,	As of December 31,
	2024	2023
Issuances under stock incentive plan, stock options	5,896,659	6,625,812
Issuances upon exercise of common stock warrants	7,761	137,658
Issuances upon vesting of restricted stock units	5,546,127	6,182,543
Issuances upon conversion of convertible notes	—	325,981
Shares reserved for shares available to be granted but not granted yet	12,878,039	16,882,215
	24,328,586	30,154,209
12. Warrants
As of September 30, 2024, the Company had outstanding warrants entitling the holder thereof to purchase 7,761 shares of Company common stock with an exercise price of $6.44 and expiry date of 2025.
As of December 31, 2023, the Company had outstanding warrants to purchase 137,658 shares of Company common stock with exercise prices ranging from $2.28 to $11.96 and expiry dates ranging from 2024 to 2026. Refer to Note 8, "Convertible Notes" for further details.
13. Equity Incentive Plan
2011 Equity Incentive Plan
The Company’s equity incentive plan allows the Company to grant restricted stock units (“RSUs”), PRSUs, restricted stock, and stock options to employees and consultants of the Company and any of the Company’s parent, subsidiaries, or affiliates, and to the members of the Board of Directors.
The following summary of stock option activity for the periods presented is as follows (in thousands, except share and per share data):

	Number of Shares Underlying Outstanding Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Balance as of December 31, 2023	6,625,812	$6.57	4.7	$59,957
Options granted	—	—
Options exercised	(536,004)	8.24
Options cancelled/forfeited	(193,149)	14.56
Balance as of September 30, 2024	5,896,659	6.15	4.2	195,741
Exercisable as of September 30, 2024	5,415,694	$5.62	4.1	$182,668
As of September 30, 2024, there was total unrecognized compensation cost for outstanding stock options of $2.6 million to be recognized over a period of approximately 1.3 years.

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Performance-based Restricted Stock Units
The Company granted 115,403 PRSUs (“the Target Grant”) to certain executive officers during the nine months ended September 30, 2024. No PRSUs were granted to executive officers during the three months ended September 30, 2024, or during the three and nine months ended September 30, 2023. The number of PRSUs that may vest depends on the extent to which the performance goals for the award are achieved over a one-year performance period, as determined by the Compensation Committee of the Board, up to a maximum of 200% of the Target Grant. The performance goals for the PRSUs consist of the following two metrics, each with a weighting of 50%: (1) a revenue metric for the year ended December 31, 2024; and (2) an Adjusted EBITDA metric for the year ended December 31, 2024. Each of the metrics are within the Company’s published revenue and Adjusted EBITDA guidance described in the Company’s press release furnished within Exhibit 99.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 29, 2024.

The PRSU awards vest over a four-year period with 1/4th of the shares vesting after the first year and 1/16th of the shares vesting each quarter thereafter, subject to continuous service with the Company. The Company uses the grant date fair value of the common stock to measure compensation expense for PRSU awards. Compensation expense is recognized over the vesting period of the PRSU award using the graded-vesting attribution method and shares attained over target upon vesting will be recognized as awards granted in the period. No PRSU awards vested as of September 30, 2024.
RSU, including PRSU, activity for the periods presented is as follows:

	Number of Shares	Weighted average grant date fair value
Balance as of December 31, 2023	6,182,543	$12.67
RSUs & PRSUs granted	2,374,478	25.90
RSUs vested and settled	(2,615,400)	27.74
RSUs cancelled/forfeited	(395,494)	14.16
Balance as of September 30, 2024	5,546,127	$17.92
As of September 30, 2024, there was unrecognized compensation cost for outstanding restricted stock units, including PRSUs, of $90.2 million to be recognized over a period of approximately 2.9 years.
The number of RSUs vested and settled includes shares of common stock that the Company withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements.
Stock-based Compensation
Stock-based compensation expense was allocated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of revenue
Subscription costs	$193	$151	$555	$429
Hardware costs	204	266	612	715
Other costs	—	10	4	32
Total cost of revenue	397	427	1,171	1,176
Research and development	6,619	5,477	18,412	15,563
Sales and marketing	865	725	2,271	2,212
General and administrative	3,579	2,825	8,653	8,727
Total stock-based compensation, net of amounts capitalized	$11,460	$9,454	$30,507	$27,678

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

There was $0.1 million and $0.5 million of capitalized stock-based compensation costs recognized during the three and nine months ended September 30, 2024, respectively. There was an immaterial amount of capitalized stock-based compensation costs recognized during the three and nine months ended September 30, 2023.
Equity Awards Issued in Connection with Business Combinations
Jio, Inc.
In connection with the acquisition of Jiobit in September 2021, the Company granted 43,083 service-based stock options under the Plan to certain Jiobit employees with an aggregate fair value of $0.5 million which vests ratably over the requisite service period. As of September 30, 2024, there was $12 thousand of unrecognized compensation expense related to unvested assumed stock options, which is expected to be recognized over the remaining weighted average life of 0.4 years. As of December 31, 2023, there was $0.1 million of unrecognized compensation expense related to unvested assumed stock options, which is expected to be recognized over the remaining weighted average life of 1 year.
Tile, Inc.
In connection with the Tile acquisition in January 2022, the Company issued 1,499,349 shares of retention restricted stock units with an aggregate fair value of $29.6 million. Of the 1,499,349 shares of retention restricted stock units, 787,446 shares valued at $15.6 million contained performance vesting criteria based on the achievement of certain company milestones during the three months ended March 31, 2022, and vest over a two-year period. As of March 31, 2022, the vesting criteria had not been met and all 787,446 restricted stock units were forfeited. The remaining 711,903 retention restricted stock units vest over a two-to-four-year period. As of September 30, 2024, there was $0.4 million of unrecognized compensation expense related to the retention restricted stock units which is expected to be recognized over the remaining weighted average life of 1.3 years. As of December 31, 2023, there was $0.7 million of unrecognized compensation expense related to the retention restricted stock units which is expected to be recognized over the remaining weighted average life of 1.9 years.
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
For the three and nine months ended September 30, 2024, the Company recorded a benefit from income taxes of $4.7 million and a provision for income taxes of $2.1 million, respectively. For the three and nine months ended September 30, 2023, the Company recorded a benefit from income taxes of $0.2 million and a provision for income taxes of $0.2 million, respectively.

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

15. Related-Party Transactions
On June 6, 2024, in connection with its U.S. IPO, the Company issued and sold 3,703,704 shares of common stock and certain selling securityholders including members of the Company’s board of directors, executive officers, non-executive employees, and other stockholders of the Company, sold 2,908,796 shares of common stock (including 862,500 shares sold pursuant to the underwriters’ full exercise of their option to purchase additional shares) in each case at an offering price of $27.00 per share. The Company received net proceeds of $93.0 million after deducting underwriting discounts and commissions of $7.0 million. The Company did not receive any proceeds from the sale of shares of common stock by the selling securityholders. The Company paid the underwriting discounts and commissions in connection with the sale of shares of common stock by the selling securityholders. A summary of the expenses paid on behalf of the selling securityholders is detailed below (in millions):

Nine Months Ended September 30,
2024
Executive Officers(1)	$0.9
Board of Directors	3.9
Non-Executive Employees	0.1
Other	0.6
Total	$5.5
(1) Includes $0.7 million in expenses paid on behalf of a securityholder who is both an executive officer and member of the board of directors.

No additional expenses were paid on behalf of the selling securityholders during the three months ended September 30, 2024. The $5.5 million in total fees paid have been recorded within Other income (expense), net on the condensed consolidated statements of operations for the nine months ended September 30, 2024.

For additional details regarding this transaction, refer to the prospectus supplement filed with the SEC on June 6, 2024 as well as the registration statement on Form S-3 (File No. 333-279271) filed with the SEC on May 9, 2024, of which the prospectus supplement forms a part.
16. Defined Contribution Plan
The Company sponsors a defined contribution plan under Section 401(k) of the Internal Revenue Code covering substantially all employees over the age of 21 years. Contributions made by the Company are voluntary and are determined annually by the Board of Directors on an individual basis subject to the maximum allowable amount under federal tax regulations. Employer contributions to the plan were $0.1 million and $1.1 million for the three and nine months ended September 30, 2024, respectively, and immaterial for the three and nine months ended September 30, 2023, respectively.

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

17. Net Income (Loss) Per Share
Basic net income (loss) per share is calculated by dividing net income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted net income (loss) per share reflects the potential dilution that could occur if options, RSUs, PRSUs, warrants, or other securities with features that could result in the issuance of common stock were exercised or converted to common stock using the treasury-stock method.

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands except share and per share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$7,689	$(6,541)	$(13,053)	$(25,025)
Weighted-average shares outstanding:
Basic	74,232,140	67,091,993	71,187,103	66,389,483
Dilutive effect of outstanding options, RSUs and warrants	7,851,836	—	—	—
Diluted	82,083,976	67,091,993	71,187,103	66,389,483
Net income (loss) per share:
Basic	$0.10	$(0.10)	$(0.18)	$(0.38)
Diluted	$0.09	$(0.10)	$(0.18)	$(0.38)
Certain potential shares of common stock were excluded from the diluted net loss per share calculation as their inclusion would have been antidilutive. Excluded shares are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Issuances under stock incentive plan, stock options	—	6,971,398	5,896,659	6,971,398
Issuances upon exercise of common stock warrants	—	137,658	7,761	137,658
Issuances upon vesting of restricted stock units	269,715	5,518,647	5,546,127	5,518,647
Issuances upon conversion of convertible notes	—	325,981	—	325,981
Total	269,715	12,953,684	11,450,547	12,953,684
Outstanding PRSUs are not considered to be potential shares of common stock until performance goals and service requirements have been met. As of September 30, 2024, no performance goals have been met and as a result no outstanding PRSUs are considered potential shares of common stock within the diluted net income (loss) per share calculation for any of the periods presented.

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

18. Subsequent Events
In October 2024, the Company entered into a Manufacturing Services Agreement (“MSA”) with Jabil, Inc. and Jabil Circuit (Singapore) Pte. Ltd (collectively, “Jabil”), under which Jabil will continue to manufacture the Company’s Tile and Jiobit products as the designated sole contract manufacturer for Tile products and the primary manufacturer for Jiobit products. The MSA has an initial term of three years and will automatically renew for one-year periods unless terminated by either party.
On November 12, 2024 (the “Effective Date”), the Company entered into a series of transactions with Hubble Network, Inc. (“Hubble”), subject to Hubble shareholder approval, including (i) a technology exclusivity and revenue sharing agreement (the “Hubble Agreement”), (ii) a $5.0 million Simple Agreement for Future Equity (“SAFE”) investment by the Company into Hubble; and (iii) Hubble’s issuance of a warrant to the Company to purchase Hubble common stock. The Hubble Agreement has an initial term of 5 years beginning on the Effective Date.

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
Other Revenue
We also generate revenue through an arrangement with a key data partner that provides location-based analytics services to customers in the retail and real estate sectors, municipalities, and other private and public organizations. The agreement permits commercialization of certain aggregated and de-identified data and provides for fixed and variable monthly revenue amounts. Other revenue also includes partnership revenue, which represents agreements with third parties to provide access to advertising on the Company’s mobile platform.

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
Other Income (Expense)
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
Gain on Change in Fair Value of Investment
Gain on change in fair value of investment relates to the revaluation of warrants held to purchase shares of preferred stock of a data revenue partner in connection with an observable price change.
Other Income (Expense), net
Other income (expense), net consists of interest and dividend income earned on our cash and cash equivalents balances, foreign currency exchange gains/(losses) related to the remeasurement of certain assets and liabilities of our foreign subsidiaries that are denominated in currencies other than the functional currency of the subsidiary, foreign exchange transactions gains/(losses), interest expense primarily related to the Convertible Notes, and our U.S. IPO transaction costs.

Provision for (benefit from) Income Taxes
Provision for (benefit from) income taxes consists of U.S. federal and state income taxes and foreign income taxes in jurisdictions in which we conduct business. We maintain a full valuation allowance on our federal and state deferred tax assets as we have concluded that it is not more likely than not that the deferred tax assets will be realized.

Results of Operations
The following tables set forth our condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2024 and 2023 (in thousands, except percentages).

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change
Subscription revenue	$71,833	$56,607	27%	$199,090	$160,998	24%
Hardware revenue	11,744	15,541	(24)%	33,833	37,110	(9)%
Other revenue	9,288	6,476	43%	23,032	19,447	18%
Total revenue	92,865	78,624	18%	255,955	217,555	18%
Cost of subscription revenue(1)	10,659	8,267	29%	30,367	22,700	34%
Cost of hardware revenue(1)	11,213	11,570	(3)%	29,147	29,732	(2)%
Cost of other revenue(1)	981	902	9%	2,790	2,625	6%
Total cost of revenue(1)	22,853	20,739	10%	62,304	55,057	13%
Gross profit	70,012	57,885	21%	193,651	162,498	19%
Operating expenses(1):
Research and development	29,012	24,569	18%	83,283	74,948	11%
Sales and marketing	30,722	25,741	19%	79,818	73,404	9%
General and administrative	15,229	14,082	8%	44,243	39,788	11%
Total operating expenses	74,963	64,392	16%	207,344	188,140	10%
Loss from operations	(4,951)	(6,507)	24%	(13,693)	(25,642)	47%
Other income (expense):
Convertible notes fair value adjustment	—	(604)	100%	(608)	(798)	24%
Derivative liability fair value adjustment	—	63	(100)%	(1,707)	(177)	(864)%
Loss on settlement of convertible notes	—	—	—%	(440)	—	(100)%
Gain on settlement of derivative liability	—	—	—%	1,924	—	100%
Gain on change in fair value of investment	5,389	—	100%	5,389	—	100%
Other income (expense), net	2,524	337	649%	(1,772)	1,797	(199)%
Total other income (expense), net	7,913	(204)	3,979%	2,786	822	239%
Income (loss) before income taxes	2,962	(6,711)	144%	(10,907)	(24,820)	56%
Provision for (benefit from) income taxes	(4,727)	(170)	(2,681)%	2,146	205	947%
Net income (loss)	$7,689	$(6,541)	218%	$(13,053)	$(25,025)	48%
Change in foreign currency translation adjustment	—	(17)	100%	(3)	9	(133)%
Total comprehensive income (loss)	$7,689	$(6,558)	217%	$(13,056)	$(25,016)	48%
____________________
(1)Includes stock-based compensation expense as follows (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change
Cost of revenue
Subscription costs	$193	$151	28%	$555	$429	29%
Hardware costs	204	266	(23)%	612	715	(14)%
Other costs	—	10	(100)%	4	32	(88)%
Total cost of revenue	397	427		1,171	1,176
Research and development	6,619	5,477	21%	18,412	15,563	18%
Sales and marketing	865	725	19%	2,271	2,212	3%
General and administrative	3,579	2,825	27%	8,653	8,727	(1)%
Total stock-based compensation, net of amounts capitalized	$11,460	$9,454		$30,507	$27,678
The following table sets forth our results of operations as a percentage of total revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Subscription revenue	77%	72%	78%	74%
Hardware revenue	13%	20%	13%	17%
Other revenue	10%	8%	9%	9%
Total revenue	100%	100%	100%	100%
Cost of subscription revenue	11%	11%	12%	10%
Cost of hardware revenue	12%	15%	11%	14%
Cost of other revenue	1%	1%	1%	1%
Total cost of revenue	25%	26%	24%	25%
Gross profit	75%	74%	76%	75%
Operating expenses:
Research and development	31%	31%	33%	34%
Sales and marketing	33%	33%	31%	34%
General and administrative	16%	18%	17%	18%
Total operating expenses	81%	82%	81%	86%
Loss from operations	(5)%	(8)%	(5)%	(12)%
Other income (expense):
Convertible notes fair value adjustment	—%	(1)%	—%	—%
Derivative liability fair value adjustment	—%	—%	(1)%	—%
Loss on settlement of convertible notes	—%	—%	—%	—%
Gain on settlement of derivative liability	—%	—%	1%	—%
Gain on change in fair value of investment	6%	—%	2%	—%
Other income (expense), net	3%	—%	(1)%	1%
Total other income (expense), net	9%	—%	1%	—%
Income (loss) before income taxes	3%	(9)%	(4)%	(11)%
Provision for (benefit from) income taxes	(5)%	—%	1%	—%
Net income (loss)	8%	(8)%	(5)%	(12)%
Change in foreign currency translation adjustment	—%	—%	—%	—%
Total comprehensive income (loss)	8%	(8)%	(5)%	(11)%

Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%
(in thousands, except percentages)
Subscription revenue	$71,833	$56,607	$15,226	27%	$199,090	$160,998	$38,092	24%
Hardware revenue	11,744	15,541	(3,797)	(24)%	33,833	37,110	(3,277)	(9)%
Other revenue	9,288	6,476	2,812	43%	23,032	19,447	3,585	18%
Total revenue	$92,865	$78,624	$14,241	18%	$255,955	$217,555	$38,400	18%
Subscription revenue increased $15.2 million, or 27%, during the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, primarily due to a 20% growth in total subscriptions and a 25% growth in Paying Circles (as defined below).
Hardware revenue decreased $3.8 million, or 24%, during the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. The decrease was primarily driven by a delay in our new product launch, which was accompanied by increased discounts implemented to clear out existing inventory. The combination of higher discounts and reduced sales volume led to a $3.5 million decrease in retail sales, while a $0.3 million increase in returns further impacted hardware revenue.
Other revenue increased $2.8 million, or 43%, during the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, due to a $2.0 million increase in data revenue, which was primarily attributable to the Amended and Restated Data Services and License Agreement with Placer.ai we entered into in July 2024 (the “A&R Placer Agreement”), and a $0.8 million increase in partnership revenue.
Subscription revenue increased $38.1 million, or 24%, during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, primarily due to a 20% growth in total subscriptions and a 25% growth in Paying Circles. Additionally, subscription revenue in the current period benefited from the impact of price increases for existing U.S. Android Life360 subscriptions, which were fully implemented during the three months ended June 30, 2023.
Hardware revenue decreased $3.3 million, or 9%, during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. The decrease was primarily due to a $4.8 million decrease in retail sales driven by a delay in our new product launch, which led to lower sales volume. This decline was partially offset by a $1.5 million decrease in discounts and returns.
Other revenue increased $3.6 million, or 18%, during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, due to a $2.1 million increase in data revenue, which was primarily attributable to the A&R Placer Agreement, and a $1.5 million increase in partnership revenue.

Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%
(in thousands, except percentages)
Cost of subscription revenue	$10,659	$8,267	$2,392	29%	$30,367	$22,700	$7,667	34%
Cost of hardware revenue	11,213	11,570	(357)	(3)%	29,147	29,732	(585)	(2)%
Cost of other revenue	981	902	79	9%	2,790	2,625	165	6%
Total cost of revenue	22,853	20,739	2,114		62,304	55,057	7,247
Gross profit	$70,012	$57,885	$12,127		$193,651	$162,498	$31,153
Gross margin:
Subscription	85%	85%			85%	86%
Hardware	5%	26%			14%	20%
Other	89%	86%			88%	87%
Cost of subscription revenue increased $2.4 million, or 29%, during the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, primarily due to a $1.5 million increase in technology expenses, a $0.5 million increase in personnel-related and stock-based compensation costs, and a $0.4 million increase in premium membership offerings and other costs, attributable to Company growth.
Subscription gross margin remained flat at 85% during the three months ended September 30, 2024 as compared to the three months ended September 30, 2023.
Cost of hardware revenue decreased $0.4 million, or 3%, during the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. The decrease was primarily due to a $1.2 million decrease in costs related to the reduced number of units sold, which was partially offset by a $0.6 million increase in freight costs related to a shift in channel mix and a $0.2 million increase in other fixed costs, attributable to Company growth.
Hardware gross margin decreased to 5% during the three months ended September 30, 2024 from 26% during the three months ended September 30, 2023, primarily due to increased discounts implemented to clear out existing inventory ahead of the new product launch. Fewer units sold, combined with an increase in fixed hardware costs in line with Company growth, and an increase in freight costs associated with a shift in channel mix also impacted margin.
Cost of other revenue remained flat during the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, as the Company maintained its single aggregated data arrangement. Other gross margin increased to 89% due to the increase in data and partnership revenue, while costs remained relatively flat.
Cost of subscription revenue increased by $7.7 million, or 34%, during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, primarily due to a $2.8 million increase in technology expenses and a $1.8 million benefit related to the discontinuation of certain battery related membership benefits recognized in the second quarter of 2023. The Company also saw increases of $1.5 million in costs associated with premium membership offerings, $1.4 million in personnel-related and stock-based compensation costs, and $0.2 million in other cost of subscription revenue expenses, attributable to Company growth.
Subscription gross margin decreased slightly to 85% during the nine months ended September 30, 2024 from 86% during the nine months ended September 30, 2023, primarily due to the discontinuation of certain battery-related membership benefits that positively impacted the second quarter of 2023.
Cost of hardware revenue decreased by $0.6 million, or 2%, during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. The decrease was primarily due to a $1.1 million decrease in costs related to the reduced number of units sold as well as a $0.7 million decrease in costs related to the discontinuation of certain battery related membership benefits which took place during the second quarter of 2023. The decreases were partially offset by increases of $0.7 million in hardware freight costs related to a shift in channel mix and $0.5 million in other fixed costs attributable to Company growth.

Hardware gross margin decreased to 14% during the nine months ended September 30, 2024 from 20% during the nine months ended September 30, 2023, primarily due to an increase in freight costs associated with the shift in channel mix, a decrease in units sold, and an increase in fixed hardware costs in line with Company growth.
Cost of other revenue remained flat during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, as the Company maintained its single aggregated data arrangement. Other gross margin increased to 88% due to the increase in data and partnership revenue, while costs remained relatively flat.
Research and Development

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%
(in thousands, except percentages)
Research and development	$29,012	$24,569	$4,443	18%	$83,283	$74,948	$8,335	11%
Research and development expenses increased $4.4 million, or 18%, during the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. This was primarily due to increases of $3.3 million in personnel-related and stock-based compensation costs, $1.2 million in technology and other expenses, $0.6 million in contractor spend, and $0.3 million in professional and outside services, attributable to Company growth. The increases were partially offset by a $0.9 million increase in capitalized costs related to internal use software and a $0.1 million increase in capitalized construction in progress costs.
Research and development expenses increased by $8.3 million, or 11%, during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. This was primarily due to increases of $8.2 million in personnel-related and stock-based compensation costs, $3.1 million in technology and other expenses, $1.6 million in contractor spend, and $0.5 million in professional and outside services, attributable to Company growth. The increases were partially offset by a $3.5 million increase in capitalized costs related to internal use software, a $0.9 million increase related to a raw materials inventory write-off that negatively impacted the nine months ended September 30, 2023, and a $0.7 million increase in capitalized construction in progress costs.

Sales and Marketing

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%
(in thousands, except percentages)
Sales and marketing	$30,722	$25,741	$4,981	19%	$79,818	$73,404	$6,414	9%

Sales and marketing expenses increased $5.0 million, or 19%, during the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. This was primarily due to increases of $3.2 million in commissions to the Company’s third-party platforms and distribution channels (each a “Channel Partner”), which was in line with the 20% growth in subscriptions, $2.1 million in other marketing spend, $0.7 million in personnel-related and stock-based compensation costs, $0.4 million in professional and outside services spend, and $0.2 million in technology expenses due to Company growth. The increases were partially offset by a $1.6 million decrease in paid user acquisition costs due to planned shifts in the allocation of spend to other marketing.
Sales and marketing expenses increased $6.4 million, or 9%, during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. This was primarily due to increases of $6.7 million in Channel Partner commissions, which was in line with the 20% growth in subscriptions, $3.3 million in other marketing spend, $0.4 million in technology expenses, and $0.4 million in professional and outside services, attributable to Company growth. The increases were partially offset by a $4.4 million decrease in paid user acquisition costs due to planned shifts in the allocation of spend to other marketing.

General and Administrative

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%
(in thousands, except percentages)
General and administrative	$15,229	$14,082	$1,147	8%	$44,243	$39,788	$4,455	11%

General and administrative expenses increased $1.1 million, or 8%, during the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. This was primarily due to increases of $1.9 million in personnel-related and stock-based compensation costs and $0.3 million in technology expenses, attributable to Company growth. The increases were partially offset by a decrease of $0.8 million in professional and outside services following the completion of our U.S. IPO, and a $0.3 million increase in capitalized costs related to internal use software.
General and administrative expenses increased $4.5 million, or 11%, during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. This was primarily due to a $2.5 million increase in professional and outside services driven by costs incurred in connection with the U.S. IPO as well as ongoing public company compliance costs. Additional increases included $1.5 million in personnel-related and stock-based compensation costs and $0.8 million in technology and other expenses attributable to company growth. These were partially offset by a $0.3 million increase in capitalized costs related to internal use software.
Convertible Notes Fair Value Adjustment
In April and June 2024, the September 2021 Convertible Notes and the July 2021 Convertible Notes, respectively, were converted to common stock. As a result, the Company recorded no gain or loss associated with the convertible notes fair value adjustment for the three months ended September 30, 2024. A loss of $0.6 million associated with the convertible notes fair value adjustment was recorded for the three months ended September 30, 2023. For the nine months ended September 30, 2024 and 2023, the Company recorded a loss associated with the Convertible Notes fair value adjustment of $0.6 million and $0.8 million, respectively. The changes in fair value are primarily driven by the share price volatility and reduction in time to convert.
Derivative Liability Fair Value Adjustment
In June 2024, the holders of the July 2021 Convertible Notes converted their notes and accrued interest to common stock and the embedded derivative liability was settled as a result of the conversion. As such, the Company recorded no gain or loss associated with the derivative liability fair value adjustment for the three months ended September 30, 2024. A gain of $0.1 million associated with the derivative liability fair value adjustment was recorded for the three months ended September 30, 2023. For the nine months ended September 30, 2024 and 2023, the Company recorded a loss associated with the derivative liability fair value adjustment of $1.7 million and $0.2 million, respectively. The changes are due to the revaluation of the derivative liability at each reporting period and the increase in stock price related to embedded redemption features bifurcated from the July 2021 Convertible Notes issued to investors.
Loss on Settlement of Convertible Notes
In April and June 2024, the September 2021 Convertible Notes and the July 2021 Convertible Notes, respectively, were converted to common stock. As a result, the Company recorded no gain or loss related to the settlement of the September 2021 Convertible Notes and July 2021 Convertible Notes for three months ended September 30, 2024. A loss of $0.4 million associated with the settlement of the Convertible Notes was recorded for the nine months ended September 30, 2024. There were no such transactions during the three and nine months ended September 30, 2023.

Gain on Settlement of Derivative Liability
In June 2024, the holders of the July 2021 Convertible Notes converted their notes and accrued interest to common stock and the derivative liability was settled as a result of the conversion. As a result, the Company recorded no gain or loss related to the settlement of the derivative liability upon conversion of the July 2021 Convertible Notes for three months ended September 30, 2024. A gain of $1.9 million associated with the settlement of the derivative liability was recorded for the nine months ended September 30, 2024. There were no such transactions during the three and nine months ended September 30, 2023.
Gain on Change in Fair Value of Investment
In July 2024, an observable price change related to our investment in warrants held to purchase shares of preferred stock of a data revenue partner took place. The observable price change resulted in a fair value adjustment and gain of $5.4 million recorded for the three and nine months ended September 30, 2024. No such gains were recorded for the three and nine months ended September 30, 2023.
Other Income (Expense), Net
Other income (expense), net includes transaction costs, interest income, dividend income, foreign exchange losses, and interest expense associated with the July 2021 Convertible Notes. For the three months ended September 30, 2024, other income (expense), net consists of $2.5 million in other income and for the three months ended September 30, 2023, consists of $0.8 million in other income and $0.5 million in other expense. For the nine months ended September 30, 2024, other income (expense), net consists of $4.2 million in other income and $6.0 million in other expense, and for the nine months ended September 30, 2023, consists of $2.3 million in other income and $0.5 million in other expense.
Other income (expense), net increased $2.2 million, or 649%, during the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. This was primarily driven by a $1.2 million increase in dividend and interest income resulting from higher average gross yields primarily due to an increased cash and cash equivalents balance. In addition, a $0.7 million favorable change in the impact of currency revaluation and a $0.3 million reduction in interest expense and other costs contributed to the increase.
Other income (expense), net decreased $3.6 million, or 199%, during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. The decrease was primarily driven by a $5.6 million increase in transaction costs incurred in connection with our U.S. IPO, which were partially offset by a $2.0 million increase in dividend and interest income resulting from higher average gross yields primarily due to an increased cash and cash equivalents balance.
Provision for (benefit from) Income Taxes
Benefit from income taxes increased $4.6 million during the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. Provision for income taxes increased $1.9 million during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. The changes are due to the estimated growth in the Company’s annual estimated effective tax rate in the U.S. Provision for income taxes which consists of U.S. federal and state income taxes in jurisdictions in which we conduct business. The annual estimated effective tax rate in any quarter may be subject to fluctuations during the year as new information is obtained, which may positively or negatively affect the assumptions used to estimate the annual effective tax rate. We maintain a full valuation allowance on our federal and state deferred tax assets as we have concluded that it is not more likely than not that the deferred tax assets will be realized.

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
Key Operating Metrics

	As of and for the Three Months Ended September 30,			As of and for the Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change
(in millions, except ARPPC, ARPPS and ASP)
AMR	$336.2	$259.1	30%	$336.2	259.1	30%
MAUs	76.9	58.4	32%	76.9	58.4	32%
Paying Circles	2.2	1.7	25%	2.2	1.7	25%
ARPPC[1]	$127.57	$119.97	6%	$124.63	$118.85	5%
Subscriptions	2.8	2.3	20%	2.8	2.3	20%
ARPPS[1]	$106.27	$101.33	5%	$103.28	$98.31	5%
Net hardware units shipped	0.8	1.1	(24)%	2.0	2.3	(12)%
ASP[2]	$12.69	$13.24	(4)%	$14.78	$14.96	(1)%
1.Excludes revenue related to bundled Life360 subscription and hardware offerings of $(1.4) million and $(4.0) million for the three and nine months ended September 30, 2024 respectively, and $(1.2) million and $(1.9) million for the three and nine months ended September 30, 2023, respectively.
2.Excludes revenue related to bundled Life360 subscription and hardware offerings of $1.4 million and $3.9 million for the three and nine months ended September 30, 2024, respectively, and $1.4 million and $2.5 million for the three and nine months ended September 30, 2023, respectively.
Annualized Monthly Revenue
We use Annualized Monthly Revenue (“AMR”) to identify the annualized monthly value of active customer agreements at the end of a reporting period. AMR includes the annualized monthly value of Life360 subscription, data and partnership agreements. All components of these agreements that are not expected to recur are excluded. This does not represent revenue under GAAP on an annualized basis, as the operating metric can be impacted by start and end dates and renewal rates. AMR as of September 30, 2024, and 2023 was $336.2 million and $259.1 million, respectively, representing an increase of 30% year over year, which is largely attributable to continued subscriber growth.
Monthly Active Users
We have a large and growing global user base as of September 30, 2024. A Life360 monthly active user (“MAU”) is defined as a unique member who engages with our Life360 branded services each month, which includes both paying and non-paying members, and excludes certain members who have a delayed account setup. As of September 30, 2024 and 2023, we had approximately 76.9 million and approximately 58.4 million MAUs on the Life360 Platform, respectively, representing an increase of 32% year over year. We believe this has been driven by continued strong new member growth and retention.
Paying Circles
We define a Paying Circle as a group of Life360 members with a paying subscription that has been billed as of the end of a period. Each subscription covers all members in the payor’s Circle so everyone in the Circle can utilize the benefits of a Life360 Membership, including access to premium location, driving, digital and emergency safety insights and services.
As of September 30, 2024 and 2023, we had approximately 2.2 million and 1.7 million paid subscribers to services under our Life360 brand, respectively, representing an increase of 25% year over year.

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
For the three months ended September 30, 2024 and 2023, our ARPPC was $127.57 and $119.97, respectively, representing a 6% increase year over year. For the nine months ended September 30, 2024 and 2023, our ARPPC was $124.63 and $118.85, respectively, representing a 5% increase year over year.
ARPPC is a key indicator utilized by Life360 to determine our effectiveness at monetizing Paying Circles through tiered product offerings. U.S. ARPPC has benefited from a shift in product mix towards higher priced products. In addition, price increases for existing subscribers began in January 2024 in the United Kingdom (“UK”) and March 2024 in Australia and New Zealand (“ANZ”), while the Triple Tier memberships launched in October 2023 and April 2024, respectively. The positive impacts seen from the price increases were partially offset by an increase in international subscribers, which overall, have lower priced subscriptions.
Subscriptions
We define Subscriptions as the number of paying subscribers associated with the Life360, Jiobit and Tile brands who have been billed as of the end of the period.
As of September 30, 2024 and 2023, we had approximately 2.8 million and 2.3 million paid subscribers, respectively, to services under the Life360, Tile, and Jiobit brands, representing an increase of 20% year over year.
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
ARPPS for the three months ended September 30, 2024 and 2023 was $106.27 and $101.33, respectively, representing an increase of 5% year over year. ARPPS for the nine months ended September 30, 2024 and 2023 was $103.28 and $98.31, respectively, representing an increase of 5% year over year.
ARPPS has increased year over year as a result of the growth in subscriptions and a shift in product mix towards higher priced products in the U.S. In addition, price increases for existing subscribers began in January 2024 in the UK and March 2024 in ANZ, while the Triple Tier memberships launched in October 2023 and April 2024, respectively. The positive impacts seen from the price increases were partially offset by an increase in international subscribers, which overall, have subscriptions priced at lower prices.
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

For the three months ended September 30, 2024 and 2023, we sold approximately 0.8 million units and 1.1 million units, respectively, representing a decrease of 24% year over year. For the nine months ended September 30, 2024 and 2023, we sold approximately 2.0 million units and 2.3 million units, respectively, representing a decrease of 12% year over year. The decrease in net hardware units shipped for both periods was primarily driven by a delay in our new product launch.
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
For the three months ended September 30, 2024 and 2023, the net ASP per unit was $12.69 and $13.24, respectively, representing a decrease of 4% year over year. For the nine months ended September 30, 2024 and 2023, the net ASP per unit was $14.78 and $14.96, respectively, representing a decrease of 1% year over year. The decreases in net ASP for both periods were primarily due to increased discounts implemented to clear out existing inventory prior to the new product launch.
Liquidity and Capital Resources
On June 6, 2024, we completed our U.S. IPO, selling a total of 3,703,704 shares of common stock and raising net proceeds of $93.0 million after deducting underwriting discounts and commissions. An additional $5.5 million of expenses were paid on behalf of selling securityholders.

As of September 30, 2024, we had cash and cash equivalents of $159.0 million and restricted cash of $1.2 million. As of December 31, 2023, we had cash and cash equivalents of $69.0 million and restricted cash of $1.7 million.
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
Cash Flows
Our cash flow activities were as follows for the periods presented:

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Net cash provided by (used in) operating activities	$20,289	$(1,434)
Net cash used in investing activities	(3,291)	(1,258)
Net cash provided by (used in) financing activities	72,474	(24,016)
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	$89,472	$(26,708)
Operating Activities
Our largest sources of operating cash are cash collections from our paying members for subscriptions to our platform and hardware device sales. Our primary uses of cash for operating activities are for employee-related expenditures, costs to acquire inventory, infrastructure-related costs, commissions paid to Channel Partners and other marketing expenses.
A number of our members pay in advance for annual subscriptions, while a majority pay in advance for monthly subscriptions. Deferred revenue consists of the unearned portion of customer billings, which is recognized as revenue in accordance with our revenue recognition policy. As of September 30, 2024 and December 31, 2023, we had deferred revenue of $39.9 million and $35.8 million, respectively, of which $37.9 million and $33.9 million is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met.

For the nine months ended September 30, 2024, net cash provided by operating activities was $20.3 million. The primary factors affecting our operating cash flows during this period were our net loss of $13.1 million, impacted by $33.3 million of non-cash adjustments, and $20 thousand of cash used by changes in our operating assets and liabilities, which was partially offset by a payment of $5.5 million for expenses paid on behalf of the selling stockholders in connection with the secondary offering completed during the second quarter of 2024. The non-cash adjustments primarily consisted of stock-based compensation, depreciation and amortization, fair value adjustments for our convertible notes, derivative liability, and investment, non-cash interest expense, gain on settlement of derivative liability, and loss on settlement of convertible notes. The cash provided by changes in our operating assets and liabilities was primarily due to decreases in prepaid expenses and other assets as well as increases in accounts payable and accrued expenses and other current liabilities, and deferred revenue, which was offset by increases in accounts receivable, net, inventory, and costs capitalized to obtain contracts, net.
For the nine months ended September 30, 2023, net cash used in operating activities was $1.4 million. The primary factors affecting our operating cash flows during this period were our net loss of $25.0 million, impacted by $35.6 million of non-cash adjustments and $12.0 million of cash used by changes in our operating assets and liabilities. The non-cash adjustments primarily consisted of stock-based compensation, depreciation and amortization, and an adjustment to our battery reserve related to a change in membership benefit offerings. The cash used by changes in our operating assets and liabilities was primarily due to increases in accounts receivable, net, prepaid expenses and other assets, costs capitalized to obtain contracts, net, inventory, and accrued expenses and other liabilities offset by increases in deferred revenue and other liabilities, noncurrent.
Investing Activities
For the nine months ended September 30, 2024, net cash used in investing activities was $3.3 million, which primarily related to the capitalization of internal use software costs in accordance with ASC 350-40, Intangibles - Goodwill and Other, Internal-Use Software.
For the nine months ended September 30, 2023, net cash used in investing activities was $1.3 million, which primarily related to the capitalization of internal use software costs in accordance with ASC 350-40, Intangibles — Goodwill and Other, Internal-Use Software.
Financing Activities
For the nine months ended September 30, 2024, net cash provided by financing activities was $72.5 million, which primarily related to net proceeds of $93.0 million after deducting underwriting discounts and commissions from our U.S. IPO and $5.6 million of proceeds from the exercise of options and warrants, offset by $23.4 million of taxes paid for net settlement of equity awards, and $2.7 million in payments related to the U.S. IPO costs. As of September 30, 2024, $3.6 million of the incurred U.S. IPO costs were unpaid.
For the nine months ended September 30, 2023, net cash used in financing activities was $24.0 million, which primarily related to $13.1 million release of funds placed in an indemnity escrow fund for general representations and warranties related to the Tile Acquisition, $11.4 million of taxes paid for the net settlement of equity awards, and $3.9 million in convertible notes repayments, offset by $4.1 million of proceeds from the exercise of options.
Obligations and Other Commitments
Our principal commitments consist of obligations under our operating leases for office space, and other purchase commitments. Information regarding our non-cancellable lease and other purchase commitments as of September 30, 2024, can be found in Note 7, "Balance Sheet Components" and Note 10, "Commitments and Contingencies" to our condensed consolidated financial statements.

Critical Accounting Policies and Significant Management Estimates
Our condensed consolidated financial statements are prepared in accordance with GAAP. The preparation of condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. We base our estimates on historical experiences and on various other assumptions we believe to be reasonable under the circumstances. Actual results could differ materially from the estimates made by our management. Our significant accounting policies are discussed in Note 2, "Summary of Significant Accounting Policies" in our Annual Report. There were no significant changes to these policies during the nine months ended September 30, 2024.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and foreign currency exchange rates.
Interest Rate Risk
As of September 30, 2024 and December 31, 2023, we had $159.0 million and $69.0 million, respectively, of cash equivalents invested in cash and cash equivalents and money market funds. Our cash and cash equivalents are held for working capital purposes. As of September 30, 2024 and December 31, 2023, a hypothetical 10% relative change in interest rates would not have a material impact on our condensed consolidated financial statements.
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

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024 pursuant to Rule 13a‑15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The term “disclosure controls and procedures” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our management concluded that our disclosure controls and procedures were effective as of September 30, 2024.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Many of our current and potential competitors, both domestically and internationally, have or may have competitive advantages over us, including longer operating histories, significantly more resources (including larger marketing and operating budgets), greater brand recognition, access to more data and potential insights related to members, potential acquisition and other opportunities, higher amounts of available capital or access to such capital and in some cases, lower costs. Some of our competitors may enjoy better competitive positions in certain geographical regions, member demographics or other key areas that we currently serve or may serve in the future. These advantages could enable these competitors to offer products that are more appealing to our existing and prospective members, to respond more quickly and/or cost-effectively than us to new or changing opportunities and regulations, new or emerging technologies or changes in customer requirements and preferences, or to offer lower prices or free products and services. A competitor could gain rapid scale for its products by, among other things, leveraging its existing brands, products or services or existing data or insights, harnessing a new technology or a new or existing distribution channel or creating a new or different approach to family safety and location sharing of people, pets and things. For example, one of our Channel Partners, Apple, markets AirTag™, a tracker that uses ultra-wideband technology to allow members to track and find items through Apple’s Find My® app, a location sharing app developed by Apple for iOS devices to allow approved members to access the GPS location of the members’ devices.
Our ability to compete to attract, engage and retain members, as well as to increase their engagement with our various products and services and to grow our subscriptions, depend on numerous factors, including our brand and reputation, the prices associated with our subscriptions, products and services, the ease of use of our platform and technology, the actual and perceived safety and security of our platform, products and services, and our ability to address consumer and regulatory concerns as they arise, including those related to data usage, data privacy and security such as practices involving the sharing of precise geolocation data and information collected from and about children and minors and their devices. See “Item 1. Business - Competition” in our Annual Report for additional information about our direct and indirect competitors.
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

For the three and nine months ended September 30, 2024 and 2023, Amazon accounted for less than 10% of total revenue.
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
We also work with third-party fulfillment partners that package and deliver our products to multiple locations worldwide, which allows us to reduce order fulfillment time, reduce shipping costs, and improve inventory flexibility. Our reliance on a single manufacturer for our Tile and Jiobit devices and a limited number of fulfillment partners for each of our smart trackers increases our risk since we do not currently have alternative or replacement suppliers beyond these key parties. In the event of an interruption from our manufacturer or any of our fulfillment partners, we may not be able to increase capacity from other sources or develop alternate or secondary sources without incurring material additional costs and substantial production delays. Furthermore, our manufacturer’s facilities are located in the PRC and Malaysia. Our business could be adversely affected if our manufacturer or one or more of our fulfillment partners is impacted by a natural disaster, political, social or economic instability, military conflict, bank failures, changing foreign regulations, labor unrest, pandemics, or any other interruption at a particular location.
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
Further, international operations entail a variety of risks, including currency exchange fluctuations, challenges in staffing and managing foreign operations, tariffs and other trade barriers, unexpected changes in legislative or regulatory requirements of foreign countries that manufacture, or into which we sell, our products and services, difficulties in obtaining export licenses or in overcoming other trade barriers, laws and business practices favoring local companies, political and economic instability, limitations on advertising, difficulties protecting or procuring intellectual property rights, and restrictions resulting in delivery delays and significant taxes or other burdens of complying with a variety of foreign laws. For example, given ongoing supply chain issues, we are prioritizing hardware inventory allocation for the benefit of bundled subscription offers over retail sales. Additionally, in February 2022, Russia invaded Ukraine. The European Union and other governments in jurisdictions in which our apps are available for download have imposed severe sanctions and export controls against Russia and Russian interests, and have threatened additional sanctions and controls. It is not possible to predict the broader consequences of this conflict, or others, such as the conflicts in the Middle East, which could include further sanctions, embargoes, greater regional instability, geopolitical shifts and other adverse effects on macroeconomic conditions, currency exchange rates, supply chains and financial markets.
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
As of the nine months ended September 30, 2024, international members represented approximately 45% of our total MAUs and accounted for approximately 14% of our total revenue. Offering our apps for download internationally and rolling out full-service memberships outside of the United States, particularly in countries in which we have limited experience, exposes us to a number of additional risks including, among others:
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
We generate indirect revenue from key partners through the sale of data insights derived from the personal data we collect from our members. This revenue represented approximately 8% and 7% of our total revenue for the three months ended September 30, 2024 and 2023, respectively. Termination of agreements with key partners may adversely impact our future financial performance.

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
Finally, effective succession planning is also important to our future success. While our compensation committee is responsible for overseeing and implementing proper succession plans for the Company, if we fail to ensure the effective transfer of senior management knowledge and smooth transitions involving senior management across our various businesses, our ability to execute short and long term strategic, financial and operating goals, as well as our business, financial condition and results of operations generally, could be materially adversely affected.

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
We have invested, and in the future may invest, in new business strategies, partnerships or acquisitions. Such endeavors may involve significant risks and uncertainties, including distraction of management from current operations, the potential for greater-than-expected liabilities and expenses, economic, political, legal and regulatory challenges associated with implementing new business strategies, operating in new regions or countries, inadequate return on capital, potential impairment of tangible and intangible assets, and significant write-offs. Investment, partnership and acquisition transactions are exposed to additional risks, including failing to obtain required regulatory approvals on a timely basis or at all, or the imposition of onerous conditions or other factors that could delay or prevent us from completing a transaction or otherwise limit our ability to fully realize the anticipated benefits of a transaction. New ventures are inherently risky and may not be successful. For example, in November 2024 we entered into a technology exclusivity and revenue sharing agreement with Hubble, under which we became the exclusive consumer application of their satellite Bluetooth technology. We intend to connect Life360’s Tile Bluetooth trackers with Hubble’s satellites to create a global location-tracking network. However, our inability to realize the anticipated benefits of the Hubble Transactions could have a material adverse effect on our growth prospects and expectations. The failure of any significant investment or business strategy, opportunity, partnership or acquisition could materially adversely affect our business, reputation, results of operations and financial condition.
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
We rely on third parties to maintain and support our information technology infrastructure, obtain mapping services and collect, process and analyze certain data. If an agreement with a key supplier is terminated or disrupted, Life360’s operations and financial performance could be adversely impacted. In particular, we rely on contracts with Amazon Web Services (“AWS”) for the provision of our computing, network, database, software development platforms and software infrastructure. We procure mapping services from our Channel Partners. Additionally, Jiobit uses Google Cloud Platform (“GCP”) for some of its functionality. We have designed our software and computer systems to utilize data processing, storage capabilities, and other services provided by AWS and GCP, and currently rely on such providers for the vast majority of our primary data storage and computing. If the AWS contract, GCP contract, or contracts with other key suppliers in the future are terminated or suffer a disruption for any reason, our business, financial condition and results of operations could be materially adversely impacted.
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
In addition, as of September 30, 2024, up to 11,442,786 shares of our common stock may be issued upon exercise of outstanding stock options or vesting and settlement of outstanding RSUs, and up to 12,878,039 shares of our common stock are available for future issuance under our 2011 Equity Incentive Plan, and will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, exercise limitations, the lock-up agreements and market stand-off provisions. We have registered all of the shares of our common stock issuable upon exercise of outstanding options or other equity incentive awards we may grant in the future for public resale under the Securities Act. If these additional shares of our common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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
Severe weather and natural disasters, including hurricanes, tornados, earthquakes, fires, droughts and floods, acts of war or terrorism (such as the recent escalation in regional conflicts between Russia and Ukraine and in the Middle East, epidemics and global pandemics (such as COVID-19), theft, civil unrest, government expropriation, condemnation or other external events in the markets where our apps are available for download or where our customers live could have a significant effect on our ability to conduct business. Such events could affect the stability of our deposit base, cause significant property damage, impair employee productivity, result in loss of revenue and/or cause us to incur additional expenses. For example, the conflict in Ukraine delayed certain projects due to temporarily reduced engineering capacity while we redeployed local teams. The occurrence of any such event could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.

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
Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
(a) Hubble Transactions
On November 12, 2024 (the “Effective Date”), the Company entered into a series of transactions with Hubble, including (i) a technology exclusivity and revenue sharing agreement (the “Hubble Agreement”), (ii) a $5 million SAFE investment by the Company into Hubble, and (iii) Hubble’s issuance of a warrant to the Company to purchase Hubble common stock. The Hubble transactions are subject to Hubble shareholder approval and the Hubble Agreement has an initial term of 5 years beginning on the Effective Date.
Pursuant to the Hubble Agreement, Hubble agreed to collaborate with the Company to establish inter-connectivity of the Company’s Bluetooth low energy finder network and scanning technology with Hubble’s satellite network. The parties agreed to defined cross-exclusivity covenants, such that the Company’s Tile hardware will be the sole consumer devices used to track people, pets and personal objects on Hubble’s satellite network, and, subject to the Company receiving minimum revenue, the Company will place certain limitations on the ability for certain enterprise accounts to access its network. The Company will file the Hubble Agreement with its Annual Report on Form 10-K for the year ending December 31, 2024.
(b) None
(c) Rule 10b5-1 Trading Plans
Our officers, as defined in Rule 16a-1(f) of the Exchange Act (“Section 16 Officers”), may from time to time enter into plans for the purchase or sale of our common stock that are intended to satisfy the affirmative defense in Rule 10b5-1(c) of the Exchange Act. During the three months ended September 30, 2024, the following Section 16 Officers adopted a “Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K of the Exchange Act:

Name	Title	Action	Adoption Date	Expiration Date	Total number of securities to be sold
Russell Burke	Chief Financial Officer	Adoption	9/6/2024	7/28/2025	Up to 49,590 shares
Chris Hulls	Chief Executive Officer	Adoption	9/12/2024	8/31/2025	Up to 219,000 shares
No other Section 16 Officers or directors adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K of the Exchange Act, during the three months ended September 30, 2024.

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	File No.	Filing Date	Exhibit No.

3.1	Restated Certificate of Incorporation of the Company		8-K	000-56424	June 3, 2024	3.1

3.2	Amended and Restated Bylaws of the Company		8-K	000-56424	June 3, 2024	3.2

10.1	Jabil Manufacturing Services Agreement	X

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) of the Exchange Act.	X

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) of the Exchange Act.	X

32.1*	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2*	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	Inline XBRL Instance Document	X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents	X

104	Cover Page Interactive Data (formatted as Inline XBRL and contained in Exhibit 101)	X

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

LIFE360, INC.

Dated:	November 12, 2024	By:	/s/ Chris Hulls
Chris Hulls

Chief Executive Officer
(Principal Executive Officer)

Dated:	November 12, 2024	By:	/s/ Russell Burke
Russell Burke

Chief Financial Officer
(Principal Financial Officer)