Form 10-K
period 2024-12-31
Life360, Inc.
filed 2025-02-27
CIK 1581760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission File Number 001-42120
Life360, Inc.
(Exact name of registrant as specified in its charter)

Delaware	26-0197666
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1900 South Norfolk Street, Suite 310 San Mateo, CA	94403
(Address of principal executive offices)	(Zip Code)
Tel: (415) 484-5244
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	LIF	The Nasdaq Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001 per share
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes   ☒     No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes   ☐     No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an “emerging growth” company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of June 28, 2024 was approximately $2.28 billion, based on the closing price of $32.39 per share for the Registrant’s common stock as reported by Nasdaq Stock Market LLC.
As of February 21, 2025, the registrant had 75,527,845 shares of common stock, par value $0.001 per share, including shares underlying all issued and outstanding CHESS Depositary Interests (“CDIs”), outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the 2025 Annual Meeting of Stockholders of the Registrant (the “2025 Proxy Statement”), are incorporated by reference into Part III of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year ended December 31, 2024.

Life360, Inc.
Annual Report on Form 10-K for the Year Ended December 31, 2024

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
•our ability to continue to manufacture our hardware products on reasonable terms, including our ability to continue our relationships with Jabil, Inc. (“Jabil”), or at all;
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
•our ability to successfully acquire and integrate companies and assets and to expand and diversify our operations through strategic acquisitions and partnerships;
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
•our ability to maintain, protect, and enhance our intellectual property; and

•our ability to succeed in our core mission of simplifying safety for families through environmental, social, and corporate governance (“ESG”) initiatives.
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

PART I

Item 1. Business

Overview
Life360 is a leading technology platform connecting millions of people throughout the world to the people, pets and things they care about most. We have created a new category at the intersection of family, technology, and safety to help keep families connected and safe. Our core offering, the Life360 mobile application, includes features like communications, driving safety, digital safety and location sharing. Beyond the everyday, Life360 also provides much-needed protection and saves lives, which is crucial for families in emergency situations such as natural disasters, vehicle collisions, physical property theft, and digital identity theft. The Life360 mobile application operates under a “freemium” model where its core offering is available to members at no charge, with additional membership subscription options that are available but not required.
In addition to the Life360 mobile application, we also offer hardware tracking devices through the sale of Tile, Inc. (“Tile”) and Jio, Inc. (“Jiobit”) products to keep members close to the people, pets and things they care about most.
Our suite of product and service offerings, including the Life360 and Tile mobile applications, and related third-party services, is system and platform-agnostic, allowing our products and services to work seamlessly for our members, regardless of the different devices they use. As of December 31, 2024, we had approximately 79.6 million Monthly Active Users (“MAUs”), and 2.3 million global Paying Circles on the Life360 Platform, as described below, representing a year-over-year increase of 30% and 25%, respectively. We define a Paying Circle as a group of Life360 members with a paying subscription who have been billed as of the end of period.
Our revenue is primarily generated from the sale of subscriptions and hardware tracking devices used to access our services across our two major brands, Life360 and Tile. In addition, a portion of our revenue for the years ended December 31, 2024, 2023, and 2022 was generated indirectly from the sale of aggregated data (non-personally identifiable information) for the purposes of data insights from our member base to our partners and from the sale of third-party products and services, including through the placement of ads within our platform.

For the years ended December 31, 2024, 2023, and 2022, we generated:
•Total revenue of $371.5 million, $304.5 million, and $228.3 million, respectively;
◦Subscription revenue of $277.8 million, $220.8 million, and $153.3 million, respectively;
◦Hardware revenue of $57.6 million, $58.2 million, and $47.9 million, respectively;
◦Other revenue of $36.0 million, $25.5 million, and $27.1 million, respectively; and
•Net loss of $4.6 million, $28.2 million, and $91.6 million, respectively.

Our Products
Life360 Platform
We currently offer four key product features that make up the Life360 Platform: (i) location coordination and safety, (ii) driving safety, (iii) digital safety, and (iv) emergency assistance. Each of these features keeps members connected to the important people in their lives by organizing them into groups called “Circles”. A member selects who to invite to their Circle and what information a Circle, or any individual member within that Circle, receives.
Location coordination and safety features include real-time location, location history, and smart notifications such as location-specific alerts, driving alerts, and crime reports. Driving safety features include crash detection, roadside assistance, family driving summaries, and individual driver reports. Digital safety features include data breach alerts, identity theft protection, stolen funds reimbursement, and credit monitoring. Emergency assistance features include SOS with emergency dispatch, disaster response, medical assistance, and travel support.
The Life360 mobile application operates under a “freemium” model where its core offering is available to members at no charge, with paid membership subscription options that are available but not required. Paid subscription options offer members a comprehensive suite of premium safety services. We expect that, from time to time, the prices of our membership plans in each country may change and that we may implement other plan and price variations.
Hardware Products
Our hardware products under the Tile brand seamlessly integrate with the Life360 Platform. The Tile Bluetooth® network leverages the installed base of Life360 members to scan for locations of devices, generating even higher confidence that we can locate lost devices of Tile customers. Tile devices are sold through online and brick and mortar retail channels as well as directly via Tile.com, and are available, in various shapes, sizes, and price points for different use cases. The Tile mobile application offers a free service as well as two paid subscription options: Premium and Premium Protect, which offer additional services such as warranties and item reimbursement.
The Jiobit product line offers wearable location devices for young children, pets, and seniors. Customers purchase a Global Positioning System (“GPS”) enabled device and a monthly subscription to access location tracking services.

Our Technology Platform
To help families stay connected and safe, we have developed a scalable mobile-first technology platform that protects our members’ data and ensures operational integrity, security and performance. Highlights of our technology platform include a robust location engine design, scalable and modern technology infrastructure, and seamless third-party integration.
We have designed an end-to-end technology location solution that allows us to deliver real-time location-based experiences and includes functionality such as storage, processing and communication of events, locations, drives, maps, places, networking, and visualization of device characteristics for people, pets and things. The Tile finding network has been integrated into the Life360 Platform. This integration allows members and Paying Circles to keep track of their things and connect with each other through the Life360 Platform. Through our strategic partnership with Hubble, we expect to expand our location tracking capabilities.

We utilize third-party services for our backend platform and infrastructure to connect to our apps and the hardware devices running them. Using these services grants us access to a highly distributed, scalable, reliable, and secure architecture for global delivery of our mission critical services with potential to extend features and functionality—from dispatching tow trucks for roadside assistance to connecting calls for 24/7 SOS help.

Competition
Our competitors include both large competitors with various product and service offerings and smaller competitors, including (i) direct competitors with location sharing products focused on family safety, (ii) competitors providing location sharing platforms that are not focused on family safety, (iii) competitors in the item tracking technology market and (iv) competitors that have, or may in the future have, overlapping offerings (for example, companies in industries related to roadside assistance and crash detection, identity theft protection, phone insurance and travel, and disaster and medical assistance).
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
As of December 31, 2024, we had approximately 455 full-time employees and approximately 114 contractors, all of whom have the flexibility to work remotely or out of our San Mateo, California and Vancouver, Canada offices. Life360 aims to provide a work environment in which all of our people can excel regardless of race, religion, age, disability, gender identity, sexual orientation or marital status.. We believe that diversity contributes to our business success, and benefits all of our stakeholders. As of December 31, 2024, our company wide employees were approximately 63% male, 35% female, and 2% not disclosed or other. Our U.S. employees were approximately 53% White, 32% Asian, 7% Hispanic or Latino, 4% African-American, and 4% of two or more races. We are committed to creating an inclusive and equitable work environment for all employees.
We view the quality of our products and services as our key long-term strategic differentiator, and as such, we also provide training opportunities for our employees to further promote personal and professional growth. We do this through both cohort learning as well as personalized learning via the LinkedIn Learning® platform throughout the year.
Environmental, Social and Corporate Governance
We support our core mission of simplifying safety for families through ESG initiatives based on the following key areas: environment, community and governance.
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

Community
We aim to simplify safety so families can live fully. Our products and services seek to deliver peace of mind and safety in the online and physical worlds. Additionally, we engage in community outreach by supporting and matching employee contributions to four non-profit organizations committed to supporting families: One Tail at a Time, Ronald McDonald House Charities, The Ocean Cleanup, and Chester Children’s Chorus.
Governance
We are committed to robust governance frameworks and responsible business practices to foster the financial sustainability of the Company for all stakeholders including shareholders, employees, customers and suppliers. We have established a disciplined process to identify, assess and analyze risk, and promote appropriate risk monitoring and reporting.
Research and Development
We invest substantial resources in research and development to enhance our customer offerings and competitiveness. Our global research and development team supports the design and development of our location sharing services, mobile app development, web development, firmware development, platform software development, site reliability engineering, hardware engineering, test engineering and data science and analytics. Our research and development expenses were $113.1 million, $101.0 million and $102.5 million for the years ended December 31, 2024, 2023, and 2022, respectively. We intend to continue to significantly invest in research and development to bring new customer experiences and devices to market and expand our platform capabilities.

Manufacturing, Logistics and Fulfillment
We outsource the manufacturing of our Tile and Jiobit products to our contract manufacturer, Jabil, located in Asia. Jabil has been designated the sole contract manufacturer for Tile and primary manufacturer for Jiobit since the inception of both companies. Jiobit utilizes additional contract manufacturers for additional accessory production. To continue to provide our members with quality technology, our supply chain teams in the United States and Asia coordinate the relationships between our contract manufacturers and suppliers. In order to mitigate risks associated with a single supply source, and to ensure we can scale our manufacturing base as we continue to expand, we routinely evaluate new partners, manufacturers and suppliers.
In October 2024, the Company entered into a new manufacturing agreement with Jabil for an initial term of three years that will automatically renew for additional one-year periods, unless terminated or advance written notice not to renew is given. Under our agreement with Jabil, Jabil manufactures our products using design specifications, quality assurance programs, and standards that we establish. We additionally grant Jabil a non-exclusive, royalty-free, non-transferable right and license to use certain Life360, Tile, and Jiobit intellectual property as it relates to Jabil’s obligations under the agreement. We pay for and own the majority of tooling and other equipment specifically required to manufacture our products. We have purchase commitments based on our purchase orders and forecasts for certain amounts of finished goods, works-in-progress, and components purchased in order to support such purchase orders and forecasts. Under the terms of the agreement, the agreement may be terminated (i) by mutual written consent, (ii) by advanced written notice from either party, (iii) for cause by either party after written notice of a material breach and failure by the other party to cure such breach within thirty days or (iv) immediately upon written notice by either party upon the bankruptcy or insolvency of the other party.
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

We have developed and acquired patent assets to protect our proprietary technology. Individual patents have terms for varying periods depending on the date of filing of the patent application or the date of patent issuance and the legal term of patents in the countries in which they are obtained. Generally, utility patents issued for applications filed in the United States, and in many foreign countries, are granted a term of 20 years from the earliest effective filing date of a non-provisional patent application (14 or 15 years from the date of grant for U.S. design patents) provided their registrations are properly maintained. We continually review our development efforts to assess the existence and patentability of new intellectual property. We also pursue the registration of certain of our domain names and trademarks and service marks in the United States and in certain locations outside the United States. Notwithstanding these efforts, there can be no assurance that we will adequately protect our intellectual property or that it will provide any competitive advantage. Further, in some foreign countries, the mechanisms to establish and enforce intellectual property rights may be inadequate to protect our technology. To protect our brand, we hold and maintain a global trademark portfolio. In the U.S., we own trademark registrations for our “Life360”, “Jiobit”, and “Tile” brands. We also own applications and registrations for “Tile”, “Tile-formative” and other trademarks in certain foreign jurisdictions. Trademark registrations can generally be renewed as long as the marks are in use. We also enter into, and rely on, confidentiality and proprietary rights agreements with our employees, consultants, contractors and business partners to protect our trade secrets, proprietary technology and other confidential information. We further protect the use of our proprietary technology and intellectual property through provisions in both our customer terms of service on our website and in our vendor terms and conditions. For information regarding risks related to our intellectual property, please see “Item 1A. Risk Factors—Risks Related to Our Technology and Intellectual Property.”
Seasonality
Life360 subscriptions in the United States have historically experienced member and subscription growth seasonality in the third quarter of each calendar year, which includes the return to school for many of our members. Hardware sales have historically experienced comparatively higher seasonal growth in the fourth quarter of each calendar year, which includes the important selling periods in November (Black Friday and Cyber Monday) and December (Christmas and Hanukkah) in large part due to seasonal holiday demand.
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

For additional information, see the section entitled “Item 1A. Risk Factors—Risks Related to Our Technology and Intellectual Property.”
Government Regulation of Data Privacy and Security
In the ordinary course of our business, we may process personal or other sensitive data. This data may relate to our members, employees, partners, vendors, and others. This data may include contact details, payment card information, geolocation data, as well as information collected from and about children and minors. Accordingly, we are or may become subject to numerous data privacy and security obligations, including federal, state, local, and foreign laws, regulations, guidance, and industry standards related to data privacy and security. Such obligations may include, without limitation, the Federal Trade Commission Act, the Telephone Consumer Protection Act of 1991 (“TCPA”), the Children’s Online Privacy Protection Act of 1998 (“COPPA”), the Controlling the Assault of Non-Solicited Pornography And Marketing Act of 2003 (“CAN-SPAM”), the California Consumer Privacy Act of 2018 (“CCPA”) and other state privacy laws, the European Union’s General Data Protection Regulation 2016/679 (“EU GDPR”), the EU GDPR as it forms part of the law of England and Wales by virtue of section 3 of the European Union (Withdrawal) Act 2018 and the Data Protection Act 2018 (collectively the “UK GDPR”, with the EU GDPR and UK GDPR together referred to as the “GDPR”), the EU Digital Services Act (“DSA”), the UK Online Safety Act, the Age Appropriate Design Code enacted by the UK Information Commissioner’s Office, the Privacy and Electronic Communications Directive 2002/58/EC on Privacy and Electronic Communications (the “ePrivacy Directive”), and the Payment Card Industry Data Security Standard (“PCI DSS”). Several states within the United States have enacted or proposed data privacy laws. Additionally, we are or may become subject to various U.S. federal and state consumer protection laws which require us to publish statements that accurately and fairly describe how we handle personal data and choices individuals may have about the way we handle their personal data.
The CCPA and the GDPR are examples of the increasingly stringent and evolving regulatory frameworks related to personal data processing that may increase our compliance obligations and exposure for any noncompliance. Similar laws have been enacted or proposed in the past few years in several other U.S. states and other foreign jurisdictions. These laws impose certain data privacy and security obligations on covered businesses. Generally, these and similar laws obligate covered businesses to provide specific disclosures in privacy notices and afford relevant individuals with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain personal data processing activities, such as targeted advertising, profiling, or automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. These laws may also allow for regulators to impose statutory fines or allow private claimants to recover damages for noncompliance.
The European Union and the UK are also focused on the regulation of digital services and online platforms. The EU DSA came into force in 2022, with the majority of the substantive provisions taking effect in 2024. The UK Online Safety Act came into force in 2024, with the majority of the substantive provisions taking effect in 2025. The DSA and the UK Online Safety Act may increase our compliance costs, require changes to our user interfaces, processes, operations, and business practices which may adversely affect our ability to attract, retain and provide our services to members, increase our liability for content hosted, and may otherwise adversely affect our business, operations and financial condition.If the rules, doctrines or currently available defenses change, if international jurisdictions refuse to apply similar protections that are currently available in the United States, or the European Union or a court were to disagree with our application of those rules to our service, we could be required to expend significant resources to try to comply with the new rules or incur liability, and our business, financial condition and results of operations could be harmed.
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
CHESS Depository Interests (“CDIs”)
Life360’s CDIs are issued in reliance on the exemption from registration contained in Regulation S of the U.S. Securities Act of 1933 (the “Securities Act”) for offers of securities which are made outside the U.S. Accordingly, the CDIs, have not been, and will not be, registered under the Securities Act or the laws of any state or other jurisdiction in the U.S. As a result of relying on the exemption pursuant to Regulation S, the CDIs are ‘restricted securities’ under Rule 144 of the Securities Act. This means that the CDIs cannot be sold into the U.S. or to a U.S. person who is not a Qualified Institutional Buyer (as defined under Rule 144A under the Securities Act, a ‘QIB’) for the foreseeable future except in very limited circumstances until after the end of the restricted period, unless the re-sale of the CDIs is registered under the Securities Act or an exemption is available. To enforce the transfer restrictions, all CDIs issued bear a FOR Financial Product designation on the ASX. This designation restricts any CDIs from being sold on the ASX to U.S. persons excluding QIBs. CDIs may be transferred on the ASX to any person other than a U.S. person who is not a QIB. Hedging transactions with regard to the CDIs may only be conducted in accordance with the Securities Act.

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
•If we are not able to maintain the value and reputation of our brands, or if we are not able to compete successfully with current or future competitors, our ability to expand our member base and maintain our relationships with partners and other key service providers may be impaired and our business, financial condition and results of operations may be harmed.
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
•members using the free version of the Life360 app do not convert, in part due to not perceiving additional value in a paid subscription;
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
•advertisers and partners display ads that are untrue, offensive, or otherwise fail to follow our guidelines;
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
Further, we have in the past and expect to continue to experience media, legislative, or regulatory scrutiny of our actions or decisions, including those relating to data privacy and security, consumer protection, tracking, targeting children’s data, precise geolocation data, encryption, content, contributors, advertising and other issues, which may materially adversely affect our reputation and brands. We may be subject to settlements, judgments, fines, or other monetary penalties in connection with legal and regulatory developments that may be material to our business. In addition, we may fail to timely detect or respond expeditiously or appropriately to objectionable content or practices by members within the Life360, Tile or Jiobit apps, or to otherwise address member concerns, which could erode confidence in our brands. Maintaining and enhancing our brands will require us to make substantial investments and these investments may not be successful.

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
Many of our current and potential competitors, both domestically and internationally, have or may have competitive advantages over us, including longer operating histories, significantly more resources (including larger marketing and operating budgets), greater brand recognition, access to more data and potential insights related to members, potential acquisition and other opportunities, higher amounts of available capital or access to such capital and in some cases, lower costs. Some of our competitors may enjoy better competitive positions in certain geographical regions, member demographics or other key areas that we currently serve or may serve in the future. These advantages could enable these competitors to offer products that are more appealing to our existing and prospective members, to respond more quickly and/or cost-effectively than us to new or changing opportunities and regulations, new or emerging technologies or changes in customer requirements and preferences, or to offer lower prices or free products and services. A competitor could gain rapid scale for its products by, among other things, leveraging its existing brands, products or services or existing data or insights, harnessing a new technology or a new or existing distribution channel or creating a new or different approach to family safety and location sharing of people, pets and things. For example, one of our third-party platform partners (each a “Channel Partner”), Apple, markets AirTag™, a tracker that uses ultra-wideband technology to allow its members to track and find items through Apple’s Find My® app, a location sharing app developed by Apple for iOS devices to allow approved Apple members to access the GPS location of their devices.
Our ability to compete to attract, engage and retain members, as well as to increase their engagement with our various products and services and to grow our subscriptions, depend on numerous factors, including our brand and reputation, the prices associated with our subscriptions, products and services, the ease of use of our platform and technology, the actual and perceived safety and security of our platform, products and services, and our ability to address consumer and regulatory concerns as they arise, including those related to data usage, data privacy and security such as practices involving the sharing of precise geolocation data and information collected from and about children and minors and their devices. See “Item 1. Business - Competition” in this Annual Report for additional information about our direct and indirect competitors.
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
We have in the past, and may in the future, need to change our pricing models to compete successfully.
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
Unfavorable publicity or media reports, including those regarding us, our data privacy and security practices, including those related to children and minors, security incidents, product or service changes, quality or features, litigation or regulatory activity, including any intellectual property proceeding, any investigation and/or enforcement activity from data protection or other regulatory authorities or proceeding relating to the privacy or security of our data, or regarding the actions of our partners, our members, our employees or other companies in our industry, could materially adversely affect our brands and reputation, regardless of the veracity of such publicity or media reports. Major media outlets have increased scrutiny of the location data market and Life360 has been the subject of media articles, which could impact member retention, growth, engagement and conversion as well as increase regulatory scrutiny of our actions or decisions regarding member privacy, security, encryption, content, contributors, advertising and other issues, which may materially adversely affect our reputation and brands.
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
If we violate, or a distribution platform provider believes we have violated, a distribution platform’s terms of service, or if there is any change or deterioration in our relationship with such distribution provider, that platform provider could limit or discontinue our access to its platform. For example, in August 2020, both Apple and Google removed mobile apps from their platforms for violating their standard policies and terms of service which include policies against selling location data to brokers. If one of our Channel Partners were to limit or discontinue our access to their platform, it could significantly reduce our ability to distribute our products to members, decrease the size of the member base we could potentially convert into subscribers, or decrease the revenues we derive from subscribers or advertisers, each of which could adversely affect our business, financial condition and results of operations.
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
We primarily sell our hardware products through retailers and distributors and depend on these third parties to sell and market our products to consumers. Any changes to our current mix of retailers and distributors could adversely affect our gross margin and could negatively affect both our brand image and our reputation. Our sales depend, in part, on retailers adequately displaying our products, including providing attractive space and point of purchase displays in their stores, and training their sales personnel to sell our products. If our retailers and distributors are not successful in selling our products, our hardware revenue would decrease and we could experience lower gross margin due to product returns or price protection claims. Our retailers also often offer products and services of our competitors in their stores. In addition, our success in expanding and entering into new markets internationally will depend on our ability to establish relationships with new retailers and distributors. We also sell through, and will need to continue to expand our sales through, online retailers. If we do not maintain our relationship with existing retailers and distributors or if we fail to develop relationships with new retailers and distributors, our ability to sell our products and services could be adversely affected and our business may be harmed.
For the fiscal years ended December 31, 2024 and 2023, Amazon accounted for less than 10% of total revenue. Amazon accounted for 13% of total revenue for the year ended December 31, 2022.
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
We outsource the manufacturing of our Tile and Jiobit devices to a single contract manufacturer located in Asia, Jabil, Inc., using our design specifications. Jiobit also utilizes other contract manufacturers for additional accessory production. To monitor the quality of our products, we conduct routine product audits.
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
Additionally, disruption in our supply chain from our manufacturer’s facilities in Malaysia could also significantly impact our ability to fill customer orders for our products. Our supply chain could be adversely impacted by the uncertainties such as health concerns and related governmental restrictions, natural disasters, inclement weather conditions, civil unrest including wars and armed conflicts, contractual disagreements, labor unrest, strikes, acts of terrorism, breaches of data security, and other adverse events. Further, we may be exposed to fluctuations in the value of the local currency in the countries in which manufacturing occurs. Future appreciation of these local currencies could increase our costs. In addition, our labor costs could rise as wage rates increase and the available labor pool declines. Any of these conditions could adversely affect our financial results.
Our apps are currently available for download internationally and in the future we expect to penetrate additional international regions, including certain markets and regions in which we have limited experience, which subjects us to a number of additional risks.
As of the year ended December 31, 2024, international members represented approximately 45% of our total MAUs and accounted for approximately 14% of our total revenue. Offering our apps for download internationally and rolling out full-service memberships outside of the United States, particularly in countries in which we have limited experience, exposes us to a number of additional risks including, among others:
•operational and compliance challenges caused by distance, language, and cultural differences;
•difficulties in staffing and managing international operations and differing labor regulations for contractors and certain employees working internationally;
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
•breaches or violation of any export and import laws, anti-bribery or anti-corruption laws, anti-money laundering rules or other rules or regulations applicable to our business, including but not limited to the Foreign Corrupt Practices Act of 1977, as amended; and
•lower prices paid by international subscribers.
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
We generate indirect revenue from key partners through the sale of data insights derived from the personal data we collect from our members. This revenue represented approximately 7%, 7% and 10% of our total revenue for the years ended December 31, 2024, 2023 and 2022, respectively. Termination of agreements with key partners may adversely impact our future financial performance.
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
We have invested, and in the future may invest, in new business strategies, partnerships or acquisitions. Such endeavors may involve significant risks and uncertainties, including distraction of management from current operations, the potential for greater-than-expected liabilities and expenses, economic, political, legal and regulatory challenges associated with implementing new business strategies, operating in new regions or countries, inadequate return on capital, potential impairment of tangible and intangible assets, and significant write-offs. Investment, partnership and acquisition transactions are exposed to additional risks, including failing to obtain required regulatory approvals on a timely basis or at all, or the imposition of onerous conditions or other factors that could delay or prevent us from completing a transaction or otherwise limit our ability to fully realize the anticipated benefits of a transaction. New ventures are inherently risky and may not be successful. For example, in November 2024 we entered into a technology exclusivity and revenue sharing agreement with Hubble (the “Hubble Agreement”), under which we became the exclusive consumer application of their satellite Bluetooth technology. We intend to connect Life360’s Tile Bluetooth trackers with Hubble’s satellites to create a global location-tracking network. However, our inability to realize the anticipated benefits of our transactions with Hubble could have a material adverse effect on our growth prospects and expectations. The failure of any significant investment or business strategy, opportunity, partnership or acquisition could materially adversely affect our business, reputation, results of operations and financial condition.
Our member metrics and other estimates are subject to inherent challenges in measurement, and real or perceived inaccuracies in those metrics may negatively affect our reputation and our business.
We regularly review metrics, including MAUs, Paying Circles, subscription fees paid by Paying Circles for Life360 memberships, ARPPC, Tile subscriptions and Jiobit subscriptions to evaluate growth trends, measure our performance, and make strategic decisions. While these numbers are based on what we believe to be reasonable estimates of our metrics for the applicable period of measurement, there are inherent challenges in measuring how our products and services are used across large populations globally. Our member metrics are calculated using internal Company data gathered on an analytics platform that we developed and operate, have not been validated by an independent third-party and may differ from estimates or similar metrics published by third parties due to differences in sources, methodologies, or the assumptions on which we rely. Our member metrics are also affected by technology on certain mobile devices that automatically runs in the background of our application when another phone function is used, and this activity can cause our system to miscount the member metrics associated with such an account. We continually seek to improve the accuracy of and our ability to track such data but, given the complexity of the systems involved and the rapidly changing nature of mobile devices and systems, we expect to continue to encounter challenges, particularly if we continue to expand in parts of the world where mobile data systems and connections are less stable. Further, similar to other internet-based platforms, certain of our metrics (and their accuracy), have in the past been and may in the future be, affected by members whose behaviors violate our applicable terms of service, including by creating duplicative or violative accounts or other illegitimate activities such as bot-generated activity, which we may not be able to detect and could result in inaccuracies in or changes to the metrics we report publicly. While these metrics are based on what we believe to be reasonable estimations for the applicable period of measurement, the methodologies used to measure these metrics require significant judgment and are also susceptible to algorithm or other technical errors. In addition, our methodologies for tracking these metrics may change over time, which could result in unexpected changes to our metrics, including the metrics we publicly disclose. If the internal or external systems and tools we use to track these metrics under count or over count performance or contain algorithmic or other technical errors, the data we report may not be accurate.
Errors or inaccuracies in our metrics or data could also result in incorrect business decisions and inefficiencies. For instance, if a significant understatement or overstatement of active members were to occur, we may expend resources to implement unnecessary business measures or fail to take required actions to attract a sufficient number of members to satisfy our growth strategies. We continually seek to address technical issues in our ability to record such data and improve our accuracy but given the complexity of the systems involved and the rapidly changing nature of mobile devices and systems, we expect these issues to continue, particularly if we continue to expand in parts of the world where mobile data systems and connections are less stable. If our operational metrics are not accurate representations of our business, or if investors do not perceive these metrics to be accurate, or if we discover material inaccuracies with respect to these figures, our reputation may be significantly harmed, we may be subject to legal or regulatory actions, and our business, financial condition, results of operations and prospects could be materially adversely affected.

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
Our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, the financial institutions with which we have arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which we have financial or business relationships, but could also include factors involving financial markets or the financial services industry generally. In addition, the failure of other banks and financial institutions and the measures taken by governments, businesses and other organizations in response to these events could adversely impact our ability to access our existing cash, cash equivalents and investments and to meet our operating expenses, result in breaches of our contractual obligations or result in significant disruptions to our business, any of which could have a material adverse effect on our business, financial condition and results of operations.
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
We derive a portion of our revenues from lead generation offerings. If we are unable to continue to compete for these lead generation offerings, or if any events occur that negatively impact our relationships with potential advertising partners, our partnership revenue, which includes advertising revenue, and results of operations will be negatively impacted.
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
In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). In the past few years, numerous U.S. states, including California and several others, have enacted comprehensive privacy laws that impose certain obligations on covered businesses. These laws impose certain data privacy and security obligations on covered businesses. Generally, these and similar laws obligate covered businesses to provide specific disclosures in privacy notices and afford relevant individuals with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain personal data processing activities, such as targeted advertising, profiling, automated decision-making or the sale of such information. If individuals were to exercise these rights at a significant volume or pace, such actions may impact our business and ability to provide our products and services. These laws may also allow for regulators to impose statutory fines or allow private claimants to recover damages for noncompliance. For example, the CCPA applies to personal information of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights, such as those noted below. The CCPA provides for fines of up to $7,500 per intentional violation and allows private litigants affected by certain data breaches to seek to recover potentially significant statutory damages. These developments may further complicate compliance efforts and may increase legal risk and compliance costs for us and the third parties upon whom we rely.
Federal, state and local privacy and consumer protection laws also govern specific technologies that we employ or how we market to, and otherwise communicate with, our members. For example, CAN-SPAM and TCPA impose specific requirements on communications with consumers. The TCPA, for instance, imposes various consumer consent requirements and other restrictions on certain telemarketing activity and other communications with consumers by phone, fax or text message. TCPA violations can result in significant financial penalties, including penalties or criminal fines imposed by the Federal Communications Commission (“FCC”) or fines of up to $1,500 per violation imposed through private litigation or by state authorities. We may also use parental consent and identity verification technologies (including those offered by or through service providers) that may capture biometric information or identifiers that may subject us to applicable biometric privacy legal requirements. For example, the Illinois Biometric Information Privacy Act (“BIPA”), regulates the collection, use, safeguarding, and storage of Illinois residents’ biometric information or identifiers. The TCPA and BIPA provide for substantial penalties and statutory damages and have generated significant class action activity. The costs of litigating and/or settling a TCPA, BIPA or similar legal claim could be significant.

Additionally, regulators are increasingly scrutinizing companies that process children’s data. We are subject to COPPA, which applies to operators of certain websites and online services directed to children under the age of 13 or with actual knowledge that they collect or maintain personal information from children under the age of 13. COPPA may be enforced by state Attorneys General or the FTC, which is empowered to impose civil penalties of up to $51,744 per violation as well as injunctive and equitable relief for violations. COPPA requirements may be modified, interpreted, or applied in new manners that we may be unable to anticipate or prepare for appropriately. Additionally, on January 16, 2025, the FTC updated its COPPA rule, which set new requirements around the collection, use and disclosure of children’s personal information. Specifically, the updated COPPA rule includes potentially new requirements, including obtaining separate parental consent for data sharing with third parties for targeted ads and other non-integral purposes, prohibiting indefinite retention of children’s data, requiring additional policies, expanding parental notice requirements, and expanding the definition of covered information (which prior to the amendments included geolocation data). However, the updated COPPA rules has not yet been published in the Federal Register, and given President Trump’s Executive Order, Regulatory Freeze Pending Review, additional changes to the rule may be proposed by the Chairman, or new children’s privacy requirements may be introduced in Congress. Additional laws and regulations that apply to children’s data under certain circumstances have been adopted or proposed in recent years, including the GDPR and the DSA, the UK Age-Appropriate Design Code, the CCPA and other comprehensive state privacy laws, and California’s Age-Appropriate Design Code Act. These laws generally impose various obligations on companies that process children’s data, such as requiring certain consents to process such data, age verification requirements and extending certain rights to children and their parents with respect that data. Some of these obligations have wide ranging applications, including for services that do not intentionally target child users (defined in some circumstances a user under the age of 18 years old). These laws are or may be subject to legal challenges and changing interpretations, which may further complicate our efforts to comply with these laws. For example, certain laws such as the California Age-Appropriate Design Code Act have been contested and delayed due to legal challenges.
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
Outside the United States, an increasing number of laws, regulations, and industry standards may govern personal data privacy and security. Without limitation, the following personal data laws may apply to our operations such as the GDPR, the Swiss Federal Act on Data Protection (or “FADP”), Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais, or “LGPD”) (Law No. 13,709/2018), Australia’s Privacy Act, Canada’s Personal Information Protection and Electronic Documents Act (“PIPEDA”) (and other Canadian provincial laws), India’s Information Technology Act and supplementary rules, and China’s Personal Information Protection Law (“PIPL”) and all impose strict requirements for processing personal data. For example, local data protection authorities in both the EEA and UK may take an enforcement action against us with respect to a violation of applicable GDPR requirements. Under the GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros under the GDPR and 17.5 million pounds sterling under the UK GDPR, or 4% of annual global revenue, whichever is greater, and private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.

In addition, we may be unable to transfer personal data from Europe, the UK, and other jurisdictions to the United States or other countries due to data localization requirements or limitations on cross-border data flows. Europe, the UK, and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the EEA and the UK restrict the transfer of personal data to the United States and other countries whose privacy laws they consider inadequate, unless a data transfer mechanism has been put in place or a derogation under the GDPR can be relied on. In certain cases, a transfer impact assessment (“TIA”) must also be carried out to, among other things, assess laws governing access to personal data in the recipient country and consider whether supplementary measures that provide privacy protections additional to those provided under the appropriate data transfer mechanism will need to be implemented to ensure an “essentially equivalent” level of data protection to that afforded in the EEA/UK. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EU-US Data Privacy Framework and the EEA and UK’s standard contractual clauses, these mechanisms are subject to legal challenges (which may result in their invalidation). There is no assurance that we can satisfy or rely on these measures in all circumstances to transfer personal data to the United States, as they alone may not necessarily be sufficient as transfers must be assessed on a case-by-case basis and the requirements may change if they are challenged. If there is no lawful manner for us to transfer personal data from the EEA, the UK, or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Some EU regulators have ordered companies to stop transferring personal data out of the EEA for allegedly violating the GDPR’s cross-border data transfer limitations. Regulators in the U.S. are also increasingly scrutinizing certain personal data transfers and may impose personal data localization requirements.
Our personnel currently use generative artificial intelligence (“AI”) technologies to perform their work for example in the context of development productivity tools and limited internal communication. The disclosure and use of personal data in generative AI technologies may be subject to various privacy laws and other obligations. Governments have passed and are likely to pass additional laws regulating generative AI, such as the EU’s Artificial Intelligence Act (the “AI Act”). The AI Act imposes regulatory requirements onto AI system providers, importers, distributors, and deployers, in accordance with the level of risk involved with the AI system (“unacceptable”, “high”, “limited”. risk). Unacceptable-risk AI systems are banned from being offered and used in the EU, and high-risk AI systems (which include, for example, AI systems used to evaluate and classify emergency calls or to dispatch emergency first response services) are subject to a set of regulatory requirements under the AI Act including to establish quality and post-marketing monitoring and risk assessment system, requirements related to the training of AI systems and training data, and requirements related to human oversight. Limited-risk AI systems are subject mainly to transparency requirements. Non-compliance with the AI Act may result in regulatory fines of up to 7% of annual worldwide turnover. Moreover, states such as Colorado, Utah and California, have passed or are considering legislation or regulation governing the development or use of artificial intelligence technologies, supplementing the existing consumer protection and other regulatory guidance that may apply to the use of AI technologies in our business, and which may impact our use of technology.
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
We are also subject to evolving EU and UK privacy laws on the deployment of cookies, tracking technologies and e-marketing. In the EU and the UK, regulators are increasingly focusing on compliance with requirements related to the behavioral, interest-based, or tailored advertising ecosystem. Enforcement actions could lead to substantial costs, require significant systems and/or operational changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, and subject us to additional liabilities. In light of the complex and evolving nature of EU, EU Member State and UK laws on the deployment of cookies and tracking technologies, there can be no assurances that we will be successful in our efforts to comply with such laws; violations of such laws could result in regulatory investigations, fines, orders to cease or change our use of such technologies, as well as civil claims including class actions, and reputational damage. Outside of Europe, other laws further regulate behavioral, interest-based, or tailored advertising, making certain online advertising activities more difficult and subject to additional scrutiny. For example, the CCPA grants California residents the right to opt-out of a company’s sharing of personal data for advertising purposes in exchange for money or other valuable consideration.
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

Relevant stakeholders (such as government authorities and adjudicatory bodies) may determine that we have been in the past or are presently noncompliant with our data privacy and security obligations as we may at times fail (or be perceived to have failed) in our efforts to comply with such obligations. This risk will likely increase as we grow our market presence in the U.S. and outside the U.S. Moreover, despite our efforts, our personnel or third parties on whom we rely, may fail to comply with such obligations, which could negatively impact our business operations. If we or the third parties on which we rely have failed, fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims and mass arbitration demands); additional reporting requirements and/or oversight; bans on processing personal data; and orders to destroy or not use personal data. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands related to the use of tracking technologies, security incidents, and consumer protection more broadly. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for significant statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products or services; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.
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
Children’s privacy has been a regular focus of regulatory enforcement activity and subjects our business to potential liability that could adversely affect our business, financial condition, or operating results. The FTC and state attorneys general in the U.S. have in recent years increased enforcement of COPPA. In addition, where a controller relies on consent to process personal data belonging to a child (which can vary from the age of thirteen to sixteen depending on jurisdiction), the GDPR requires that such consent is provided by a parent or guardian. The CCPA requires companies to obtain the consent of children in California under the age of sixteen (or parental consent for children under the age of thirteen) before selling their personal information. In addition, several jurisdictions have issued enforceable codes for designing online services that will be used by children. For example, the UK’s Age Appropriate Design Code requires online services to consider the privacy and data protection impacts of children’s use of such services and to build in protections and controls to address such risks. Our services include the collection of data, including personal data and precise geolocation data, directly from devices associated with children, which fall within the scope of these child privacy laws, regulations and requirements. Although we take reasonable efforts to comply with these laws and regulations, we may in the future face claims under COPPA, the GDPR, the CCPA, or other laws relating to children’s privacy.
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

Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive data (or sensitive data that our members, advertisers, and partners have shared with us) or our information technology systems, or those of the third parties upon whom we rely, or impact the calculation or measurement of our member metrics or other estimates, as disclosed above. A security incident or other interruption could disrupt our ability (and that of third parties upon whom we rely) to provide our services.
We may expend significant resources or modify our business activities to try to protect against security incidents. Additionally, certain data privacy and security obligations may require us to implement and maintain specific security measures or industry-standard or reasonable security measures to protect our information technology systems and sensitive data.
While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. For example, we and our third-party providers have been and may in the future be compromised by the aforementioned or similar threats, and result in unauthorized, unlawful, or accidental processing of our information, or vulnerabilities in the products or systems upon which we rely. For example, we have previously experienced credential stuffing attacks and other security incidents, including coding issues and instances of unauthorized access to certain member data. We determined that none of these incidents were material to the Company. We have encountered and may in the future encounter attempts to create false or other illegitimate member accounts or to take other unauthorized actions on or through our platform and services.
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
Similarly, under our warranty program agreement with Cover Genius Warranty Services, LLC (“Cover Genius”), Cover Genius administers warranties and service contracts on behalf of Tile. If the Cover Genius contract were to be terminated or not renewed, Tile would be required to enter into a new warranty program agreement and such agreement may not be available on reasonable terms, or at all, and could be disruptive and costly, and may have an adverse impact on Tile’s business, financial condition and results of operations.
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

We also continually work to expand and enhance the efficiency and scalability of our technology and network systems to improve the experience of our members, accommodate substantial increases in the volume of traffic to our various products, provide acceptable load times for our products and keep up with changes in technology and member preferences. Any failure to do so in a timely and cost-effective manner could materially adversely affect our members’ experience with our various products and thereby negatively impact the demand for our products, and could increase our costs, either of which could materially adversely affect our business, financial condition and results of operations.
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
We also rely upon trade secret laws to protect intellectual property that may not be patentable, or for which we believe patent protection is too expensive or otherwise undesirable. While it is our policy to enter into confidentiality agreements with employees and third parties to protect our proprietary expertise and other trade secrets, we cannot guarantee that we have entered into such agreements with each party that has developed intellectual property on or behalf, or that has or may have had access to our proprietary information or trade secrets. Even if entered into, these agreements may otherwise fail to effectively prevent disclosure of proprietary information, may be limited as to their term and may not provide an adequate remedy in the event of unauthorized disclosure or use of proprietary information. Monitoring unauthorized uses and disclosures is difficult, and we do not know whether the steps we have taken to protect our proprietary technologies will be effective. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret can be difficult, expensive and time-consuming, and the outcome is unpredictable. Some courts inside and outside the United States may be less willing or unwilling to protect trade secrets. In addition, technology that we protect as a trade secret may still be independently developed by others, and trade secret laws do not protect against the use and disclosure of such independently developed technologies. If any of our confidential or proprietary information, such as our trade secrets, was to be disclosed or misappropriated, or if any such information was independently developed by a competitor, our competitive position would be materially adversely harmed.
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
The promulgation of new laws or regulations, or the new interpretation of existing laws and regulations, in each case, that restrict or otherwise unfavorably impact our business, or our ability to provide or the manner in which we provide our services, could require us to change certain aspects of our business and operations to comply, which could decrease demand for services, reduce revenues, increase costs and subject us to additional liabilities. For example, U.S. courts have increasingly interpreted Title III of the Americans with Disabilities Act (the “ADA”) to require websites and web-based applications to be made fully accessible to individuals with disabilities. As a result, we may become subject to claims that our apps are not compliant with the ADA, which may require us to make modifications to our products to provide enhanced or accessible services to, or make reasonable accommodations for, individuals, and failure to comply could result in litigation, including class action lawsuits.
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

The European Union is also focused on the regulation of digital services and online platforms. The DSA came into force in 2022, with the majority of the substantive provisions taking effect in 2024. The DSA could create potential liability for us for illegal services and products or content on our platform and imposes obligations around traceability of business users and enhanced transparency measures (including in relation to any recommender systems (including the main parameters used by such systems and any available options for recipients to modify or influence them)). In addition to the general DSA obligations, we may be subject to obligations if we are considered a hosting service, such as implementing a notice and takedown procedure for allegedly illegal content, and reporting to national law enforcement or judicial authorities of relevant EU Member States of information that gives rise to suspicions of criminal offenses involving a threat to the life or safety of persons. Further, the DSA contains more stringent requirements for hosting providers that qualify as “online platform” such as the requirement that user interfaces may not deceive or manipulate users. The DSA may increase our compliance costs, require changes to our user interfaces, processes, operations, and business practices which may adversely affect our ability to attract, retain and provide our services to members, and may otherwise adversely affect our business, operations and financial condition, and increase our overall regulatory and civil liability. Failure to comply with the DSA can result in fines of up to 6% of total annual worldwide turnover and recipients of services have the right to seek compensation from providers in respect of damage or loss suffered due to infringement by the provider to comply with the DSA. Some European jurisdictions and the UK have also proposed or intend to pass legislation that imposes new obligations and liabilities on platforms with respect to certain types of harmful content. While the scope and timing of these proposals are currently uncertain, if the rules, doctrines or currently available defenses change, if international jurisdictions refuse to apply similar protections that are currently available in the United States, or the European Union or if a court were to disagree with our application of those rules to our service, we could be required to expend significant resources to try to comply with the new rules or incur liability, and our business, financial condition and results of operations could be harmed.
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

Our ability to use our net operating losses and certain other tax attributes to offset future taxable income may be subject to certain limitations.
In general, under Section 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended, or (the “Code”), a corporation that undergoes an ‘‘ownership change’’ is subject to limitations on its ability to utilize its pre-change net operating losses, or (“NOLs”), and other pre-change tax attributes, such as research tax credits, to offset future taxable income. A Section 382 ‘‘ownership change’’ generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. As of December 31, 2024, we have approximately $219.5 million and $121.5 million of federal and state net operating loss carryforwards, respectively, available to offset future taxable income which, if not utilized, will begin to expire in varying amounts in 2027. The Company performed a Section 382 analysis through December 31, 2024 and does not expect any previous ownership changes to result in a limitation that will materially reduce the total amount of net operating loss carryforwards and credits that can be utilized. However, future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code, limiting our ability to utilize NOLs and other tax attributes arising prior to such ownership change in the future.
For U.S. federal income tax purposes, NOLs arising in tax years beginning before January 1, 2018 can be carried forward to the earlier of the next subsequent twenty tax years or until such losses are fully utilized. NOLs arising in tax years beginning after December 31, 2017 are not subject to the twenty-year limitation, but our use of such net operating losses in a tax year may not exceed 80% of such year’s taxable income. Certain U.S. states have imposed additional limitations on the use of state net operating loss carryforwards. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. We have recorded a full valuation allowance against the net deferred tax assets attributable to our NOLs.
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
Tax laws are being re-examined and evaluated globally. New laws and interpretations of the law are taken into account for financial statement purposes in the quarter or year that they become applicable. Tax authorities are increasingly scrutinizing the tax positions of companies. Many countries in the European Union, as well as a number of other countries and organizations, such as the Organization for Economic Cooperation and Development (“OECD”) and the European Commission, are actively considering changes to existing tax laws that, if enacted, could increase our tax obligations in countries where we do business. These proposals include changes to the existing framework to calculate income tax, as well as proposals to change or impose new types of non-income taxes, including taxes based on a percentage of revenue. For example, several countries in the European Union have proposed or enacted taxes applicable to digital services, which includes business activities on social media platforms and online marketplaces, and would likely apply to our business. Many questions remain about the enactment, form and application of these digital services taxes. The interpretation and implementation of the various digital services taxes (especially if there is inconsistency in the application of these taxes across tax jurisdictions) could have a materially adverse impact on our business, financial condition, results of operations and cash flows. Further, more than 140 countries agreed to enact the Pillar II global minimum tax. While the OECD issued a framework model, each country will enact its own laws to incorporate Pillar II. While Pillar II is a global model, the country by country enactment of different laws to incorporate the framework is complex and there is uncertainty as to how the enactment of these laws will impact us. These changes could increase our total tax burden in the future. Moreover, the U.S. government may enact significant changes to the taxation of business entities including, among others, the imposition of minimum taxes or surtaxes on certain types of income (such as the United States Inflation Reduction Act which, among other changes, introduced a 15% corporate minimum tax on certain United States corporations and a 1% excise tax on certain stock redemptions by the United States corporations). Furthermore, if the U.S. or other foreign tax authorities change applicable tax laws or practices, our overall taxes could increase, and our business, financial condition and results of operations may be adversely impacted.

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
Tile’s products are manufactured in the PRC, making the pricing and availability of our products susceptible to international trade risks. In 2018, the United States imposed additional duties under Section 301 of the U.S. Trade Act of 1974, ranging from 10% to 25%, on a variety of goods imported from the PRC. While these tariffs initially did not affect our products, in May 2019, the United States proposed to place tariffs on essentially all remaining Chinese-origin imports. Subsequently, the Trump Administration announced that 15% tariffs would be imposed on a subset of these goods, including wearable devices, which went into effect September 1, 2019. These tariffs were reduced to 7.5% on February 14, 2020. As a result of the recent United States’ presidential election, there may be further changes in the United State’s and other governments’ trade regulations, including increased or new tariffs.
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
Future sales of a substantial number of shares of our common stock in the public market, or the perception that a sale might occur, could depress the market price of our common stock, and could impair our ability to raise capital through the sale of additional equity securities. For example, many of our existing equity holders have substantial unrecognized gains on the value of the equity they hold based upon the price of our common stock subsequent to our initial public offering in the United States (our “U.S. IPO”), and therefore, may take steps to sell their shares or otherwise secure the unrecognized gains on those shares. We are unable to predict the timing of or the effect that such sales may have on the prevailing market price of our common stock.
As of December 31, 2024, up to 10,765,548 shares of our common stock may be issued upon exercise of outstanding stock options or vesting and settlement of outstanding RSUs, and up to 12,815,029 shares of our common stock are available for future issuance under our 2011 Equity Incentive Plan, and will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, exercise limitations, the lock-up agreements and market stand-off provisions. We have registered all of the shares of our common stock issuable upon exercise of outstanding options or other equity incentive awards we may grant in the future for public resale under the Securities Act. If these additional shares of our common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.
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
Our Certificate of Incorporation provides, subject to certain exceptions, that the Court of Chancery of the State of Delaware is the exclusive forum for certain stockholder litigation matters and the U.S. federal district courts are the exclusive forum for actions arising under the Securities Act, which could limit our stockholders’ ability to bring a claim in a judicial forum that they find more favorable for disputes with us or our directors, officers, employees or stockholders.
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
We incur significant legal, accounting, reporting, and other expenses associated with the ASX and SEC reporting company requirements. As a U.S. reporting company, we have incurred, and will continue to incur, costs associated with compliance with the rules and regulations of the SEC, Nasdaq, the Sarbanes-Oxley Act, and the Dodd-Frank Wall Street Reform and Consumer Protection Act, and various other costs of a reporting company. Registration under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires the filing of ongoing annual, quarterly, and current reports on Forms 10-K, 10-Q and 8-K, respectively.
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
Severe weather and natural disasters, including hurricanes, tornados, earthquakes, fires, droughts and floods, acts of war or terrorism (such as the escalation in regional conflicts between Russia and Ukraine and in the Middle East), epidemics and global pandemics (such as COVID-19), theft, civil unrest, government expropriation, condemnation or other external events in the markets where our apps are available for download or where our customers live could have a significant effect on our ability to conduct business. Such events could affect the stability of our deposit base, cause significant property damage, impair employee productivity, result in loss of revenue and/or cause us to incur additional expenses. For example, the conflict in Ukraine delayed certain projects due to temporarily reduced engineering capacity while we redeployed local teams. The occurrence of any such event could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.

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
Governance
Responsibilities of the Board of Directors
Our Board provides oversight of our risk management process, including risks from cybersecurity threats. Our Board is responsible for monitoring and assessing strategic risk exposure and the mitigation and remediation of cybersecurity incidents, and our executive officers (including our Chief Executive Officer, Chief Financial Officer, and Chief Operating Officer) are responsible for the day-to-day management of the material risks we face, including cybersecurity risks. Our Board administers its cybersecurity risk oversight function as a whole, as well as through the Audit Committee (“AC”). Our corporate security team informs the Board and AC of certain cybersecurity risks and threats during quarterly meetings and provide materials shared in connection with such meetings, as well as ad hoc updates when there are material developments or changes that may impact cybersecurity risk to the company. Refer to “Item 10. Directors, Executive Officers and Corporate Governance” section of this Annual Report for additional information regarding the AC and other committees of the Board as well as the AC charter.
Responsibilities of Management
Our corporate security team consists of the Chief Information Security Officer, the Manager of Security Engineering, a Senior Security Engineer, a Senior SRE, and a Security Engineering Contractor. The corporate security team is primarily responsible for assessing and managing material risks from cyber security threats, defining and overseeing our corporate security program, reviewing technical designs and vendors for security risks, and managing our security tools and infrastructure. Our corporate security team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the information technology systems environment, including those described in “Risk Management and Strategy.” The corporate security team reports to the Senior Manager of Information Technology, who reports to the Senior Director of Engineering Operations which maintains responsibility for our cyber security program.
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

Our Chief Information Security Officer provides frequent briefings to management regarding the Company’s cyber security risks and risk-mitigation efforts, which may include recent incidents and related responses, newly identified risks, changes to the security program, and activities of third parties and vendors, as appropriate. Management provides cybersecurity updates to executive management and the Board through meetings and materials shared in connection with those meetings, as well as ad hoc updates when there are material developments or changes.
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
The information set forth under Note Note 10, "Commitments and Contingencies" in the notes to the consolidated financial statements under the caption “Litigation” is incorporated herein by reference.
Item 4. Mine Safety Disclosures.
None.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our CDIs began trading on the Australian Securities Exchange under the symbol “360” on May 10, 2019. On June 6, 2024, our common stock began trading on The Nasdaq Stock Market under the symbol “LIF.”

Holders of Record
As of February 21, 2025, there were approximately 126 stockholders of record. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
Performance Graph
The following performance graph shows a comparison of the change in the cumulative total return for our common stock, the S&P 500 Index, and the ASX 200 Index. The graph assumes $100 was invested (with reinvestment of all dividends, as applicable) at the close of market on December 31, 2019. The value of our common stock prior to our June 2024 U.S. IPO is based on the closing price per share of our common stock on the ASX and the daily exchange rate as reported by Tullett Prebon for conversion of Australian dollars into U.S. dollars. The value of our common stock subsequent to our June 2024 U.S. IPO is based on the closing price per share of our common stock as reported by Nasdaq Stock Market LLC. All values and are presented in USD. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our common stock.
Recent Sales of Unregistered Equity Securities
During the twelve months ended December 31, 2024, holders of the July 2021 Convertible Notes elected to convert their outstanding notes and accrued interest to shares of common stock based on a fixed conversion price of $11.96 per share. The holders of the July 2021 Convertible Notes also elected to exercise their outstanding warrants which were issued in connection with the July 2021 Convertible Notes at an exercise price of $11.96 per share. As a result of the conversion of the notes and the exercise of warrants, we issued 184,192 and 88,212 shares, respectively, of common stock to the holders. Refer to Note 8, "Convertible Notes" for further details.

During the twelve months ended December 31, 2024, holders of the September 2021 Convertible Notes elected to convert their outstanding notes and accrued interest to shares of common stock based on a fixed conversion price of $22.50 per share. As a result of the conversion of the notes, we issued 157,685 shares of common stock to the holders. Refer to Note 8, "Convertible Notes" for further details.
We relied on an exemption from registration provided by 4(a)(2) of the Securities Act of 1933, as amended, for the issuance of the shares described above as transactions by an issuer not involving a public offering.
Use of Proceeds
On June 6, 2024, we completed our U.S. IPO, in which we issued and sold 3,703,704 shares of common stock and certain selling securityholders sold 2,908,796 shares of common stock (including 862,500 shares sold pursuant to the underwriters’ full exercise of their option to purchase additional shares) at an offering price of $27.00 per share. We received net proceeds of $79.9 million after deducting underwriting discounts and commissions of $7.0 million and total other offering related expenses payable by us of approximately $13.1 million. Other offering related expenses included on the consolidated statement of operations and comprehensive loss of $6.8 million includes a $5.5 million payment to selling securityholders for certain of their expenses in connection with the offering, including all underwriting discounts and commissions applicable to the sale of shares of common stock by the selling securityholders, including to certain executive officers, members of the board of directors, non-executive employees, and other related parties. We did not receive any proceeds from the sale of shares by the selling securityholders. All shares sold were registered pursuant to an automatically effective registration statement on Form S-3 (File No. 333-279271) filed with the SEC on May 9, 2024 (the “Registration Statement”).
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
A discussion of our financial condition and results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023 is presented below. A discussion of our financial condition and results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2022 is included under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within our Form 10-K filed with the SEC on February 29, 2024.
Overview
Life360 is a leading technology platform used to locate the people, pets and things that matter most to families. Life360 is creating a new category at the intersection of family, technology, and safety to help keep families connected and safe. Our core offering, the Life360 mobile application, includes features that range from communications to driving safety and location sharing. The Life360 mobile application operates under a “freemium” model where its core offering is available to members at no charge, with three membership subscription options that are available but not required. We also generate revenue through hardware subscription services and the sale of hardware tracking devices. By offering devices and integrated software to members, we have expanded our addressable market to provide members of all ages with a vertically integrated, cross-platform solution of scale.

For the years ended December 31, 2024 and 2023, we generated:
•Total revenues of $371.5 million and $304.5 million, respectively, representing year-over-year growth of 22%;
•Subscription revenues of $277.8 million and $220.8 million, respectively, representing year-over-year growth of 26%;
•Hardware revenues of $57.6 million and $58.2 million, respectively, representing year-over-year decline of 1%;
•Other revenues of $36.0 million and $25.5 million, respectively, representing year-over-year growth of 41%;
•Gross profit of $279.2 million and $222.6 million, respectively, representing year-over-year growth of 25%; and
•Net loss of $4.6 million and $28.2 million, respectively.
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
Ability to Retain Trusted Brand. We strongly believe in our vision to become the indispensable safety membership for families, with a suite of safety services that span every life stage of the family. Our business model and future success are dependent on the value and reputation of the Life360, Jiobit and Tile brands. Our brand is trusted by approximately 80 million members as of December 31, 2024, and because we know the value of trust is immeasurable, we will continue to work tirelessly to provide useful, reliable, trustworthy and innovative products and services.
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
Expanding the Offerings on Our Platform. We are continually evaluating new product offerings that are aligned with our core competencies and the needs of families across the life stage continuum. For example, our acquisition of Tile gave our members the ability to seamlessly leverage Bluetooth wireless technology enabled smart trackers, which can equip nearly any item—such as wallets, keys or remotes—with location-based finding technology. Likewise, our acquisition of Jiobit enabled subscribers to track family members and pets wearing Jiobit devices via GPS-enabled trackers on the Jiobit app. We will continue to invest in and launch products where we see opportunities to grow our platform.

Attracting and Retaining Talent. We compete for talent in the technology industry. Our business relies on the ability to attract and retain talent, including engineers, data scientists, designers and software developers. As of December 31, 2024, we had approximately 455 full-time employees and approximately 114 contractors. Our core values are aimed at simplifying safety for families and we believe there are people who want to work at a values-driven company like Life360. We believe that our ability to recruit talent is aided by our reputation.
Seasonality. We experience seasonality in our member growth, engagement, Paying Circles growth and monetization on our platform. Life360 has historically experienced member and subscription growth in the United States in the third quarter of each calendar year, driven by the back to school period for many of our members. Hardware sales have historically experienced comparatively higher seasonal growth in the fourth quarter of each calendar year, which includes the important selling periods in November (Black Friday and Cyber Monday) and December (Christmas and Hanukkah) in large part due to seasonal holiday demand. As the majority of revenue is generated within the United States, our seasonality primarily relates to U.S. events. Accordingly, an unexpected decrease in sales over those traditionally high-volume selling periods may impact our revenue, result in surplus inventory and could have a disproportionate effect on our operating results for the entire fiscal year. Seasonality in our business can also be affected by introductions of new or enhanced products and services, including the costs associated with such introductions.
International Expansion. We believe our global opportunity is significant, and to address this opportunity, we intend to continue to invest in sales and marketing efforts and infrastructure and personnel to support our international expansion. Our growth will depend in part on the adoption and sales of our products and services in international markets.
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
Revenue
The Company generates revenue from direct and indirect streams. Direct revenue includes subscription and hardware revenue, while indirect revenue consists of all other revenue sources, such as data and partnership, which includes advertising.
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

Other Revenue
Other revenue consists of data and partnership revenue, which includes advertising revenue. We generate data revenue primarily through an arrangement with a key data partner that provides location-based analytics to customers in the retail and real estate sectors, municipalities, and other private and public organizations. The agreement permits commercialization of certain aggregated and de-identified data and provides for fixed and variable monthly revenue amounts. We generate partnership revenue through agreements with third parties which grant them access to anonymized data insights or advertising on the Company’s mobile platform.
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

Sales and Marketing
Our sales and marketing expenses consist primarily of commissions to the Company’s third-party platforms (each a “Channel Partner”), personnel-related costs, brand marketing costs, lead generation costs, sales incentives, sponsorships and amortization of acquired intangibles, and bad debt expense. Commission payments to Channel Partners in connection with annual subscription sales of the Company’s mobile application on third-party store platforms are considered to be incremental and recoverable costs of obtaining a contract with a customer and are deferred and typically amortized over an estimated period of benefit of two to three years depending on the subscription type.
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
Other Income (Expense)
Convertible Notes Fair Value Adjustment
The Company issued convertible notes to investors in July 2021 (the “July 2021 Convertible Notes”), and as part of the purchase consideration related to the acquisition of Jiobit in September 2021 (the “September 2021 Convertible Notes” and together with the July 2021 Convertible Notes, the “Convertible Notes”). The September 2021 Convertible Notes were recorded at fair value and revalued at each reporting period prior to their conversion to common stock in April 2024.
Derivative Liability Fair Value Adjustment
Derivative liability fair value adjustment relates to the change in the fair value of the embedded conversion and redemption features associated with the July 2021 Convertible Notes prior to their conversion to common stock in June 2024.
Gain on Change in Fair Value of Investment
Gain on change in fair value of investment relates to the revaluation of a warrant held to purchase shares of preferred stock of a data revenue partner in connection with an observable price change.
Gain on Settlement of Derivative Liability
Gain on settlement of the derivative liability relates to the conversion by the holders of the July 2021 Convertible Notes, which settled the embedded share-settled redemption features bifurcated from the Company’s July 2021 Convertible Notes.
Loss on Settlement of Convertible Notes
Loss on settlement of convertible notes relates to the conversion of the July 2021 Convertible Notes into common stock, which resulted in a loss recognized upon settlement.
Other Income (Expense), net
Other income (expense), net consists of interest income earned on our cash and cash equivalents balances, foreign currency exchange (losses)/gains related to the remeasurement of certain assets and liabilities of our foreign subsidiaries that are denominated in currencies other than the functional currency of the subsidiary and foreign exchange transactions gains/(losses) and interest expense primarily related to the Convertible Notes, and our U.S. IPO transaction costs.

Provision for (Benefit from) Income Taxes
Provision for (benefit from) income taxes consists of U.S. federal and state income taxes and foreign income taxes in jurisdictions in which we conduct business. We maintain a full valuation allowance on our federal and state deferred tax assets as we have concluded that it is not more likely than not that the deferred tax assets will be realized.
Results of Operations
The following tables set forth our consolidated statement of operations and comprehensive loss for the years ended December 31, 2024, 2023, and 2022 (in thousands, except percentages). We have derived this data from our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. This information should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The results of historical periods are not necessarily indicative of the results of operations for any future period.

	Year Ended December 31,
	2024	2023	2022
Subscription revenue	$277,845	$220,794	$153,287
Hardware revenue (including related party revenue of $55, $0, and $0, respectively)	57,589	58,178	47,884
Other revenue	36,050	25,546	27,134
Total revenue	371,484	304,518	228,305
Cost of subscription revenue	41,014	30,975	30,659
Cost of hardware revenue	47,225	47,384	45,441
Cost of other revenue	4,088	3,522	3,607
Total cost of revenue(1)	92,327	81,881	79,707
Gross profit	279,157	222,637	148,598
Operating expenses(1):
Research and development	113,071	100,965	102,480
Sales and marketing	113,350	99,072	92,419
General and administrative	60,712	52,583	48,110
Total operating expenses	287,133	252,620	243,009
Loss from operations	(7,976)	(29,983)	(94,411)
Other income (expense):
Convertible notes fair value adjustment	(608)	(684)	1,786
Derivative liability fair value adjustment	(1,707)	(116)	1,295
Loss on settlement of convertible notes	(440)	—	—
Gain on settlement of derivative liability	1,924	—	—
Gain on change in fair value of investment	5,389	—	—
Other income (expense), net	(1,208)	3,228	13
Total other income (expense), net	3,350	2,428	3,094
Loss before income taxes	(4,626)	(27,555)	(91,317)
Provision for (benefit from) income taxes	(71)	616	312
Net loss	(4,555)	(28,171)	(91,629)
Change in foreign currency translation adjustment	35	15	(6)
Total comprehensive loss	$(4,520)	$(28,156)	$(91,635)
____________________
(1)Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2024	2023	% Change
Cost of revenue
Subscription costs	$730	$651	12%
Hardware costs	798	1,096	(27)%
Other costs	4	43	(91)%
Total cost of revenue	1,532	1,790
Research and development	25,457	22,015	16%
Sales and marketing	3,344	3,059	9%
General and administrative	11,936	11,648	2%
Total stock-based compensation expense, net of amounts capitalized	$42,269	$38,512	10%
The following table sets forth our results of operations as a percentage of revenue:

	Year Ended December 31,
	2024	2023	2022
Subscription revenue	75%	73%	67%
Hardware revenue	16%	19%	21%
Other revenue	10%	8%	12%
Total revenue	100%	100%	100%
Cost of subscription revenue	11%	10%	13%
Cost of hardware revenue	13%	16%	20%
Cost of other revenue	1%	1%	2%
Total cost of revenue	25%	27%	35%
Gross profit	75%	73%	65%
Operating expenses:
Research and development	30%	33%	45%
Sales and marketing	31%	33%	40%
General and administrative	16%	17%	21%
Total operating expenses	77%	83%	106%
Loss from operations	(2)%	(10)%	(41)%
Other income (expense):
Convertible notes fair value adjustment	—%	—%	1%
Derivative liability fair value adjustment	—%	—%	1%
Loss on settlement of convertible notes	—%	—%	—%
Gain on settlement of derivative liability	1%	—%	—%
Gain on change in fair value of investment	1%	—%	—%
Other income (expense), net	—%	1%	—%
Total other income (expense), net	1%	1%	1%
Loss before income taxes	(1)%	(9)%	(40)%
Provision for (benefit from) income taxes	—%	—%	—%
Net loss	(1)%	(9)%	(40)%
Change in foreign currency translation adjustment	—%	—%	—%
Total comprehensive loss	(1)%	(9)%	(40)%

Comparison of the years ended December 31, 2024 and 2023:
Revenue

	Year Ended December 31,		Change
	2024	2023	$	%
Subscription revenue	$277,845	$220,794	$57,051	26%
Hardware revenue	57,589	58,178	(589)	(1)%
Other revenue	36,050	25,546	10,504	41%
Total revenue	$371,484	$304,518	$66,966	22%
Subscription revenue increased $57.1 million, or 26%, during the year ended December 31, 2024 as compared to the year ended December 31, 2023, primarily due to a 19% growth in total subscriptions and a 25% growth in Paying Circles. Additionally, subscription revenue in the current period benefited from the impact of price increases for existing U.S. Android Life360 subscriptions, which were fully implemented during the three months ended June 30, 2023.

Hardware revenue decreased $0.6 million, or 1%, during the year ended December 31, 2024 as compared to the year ended December 31, 2023, primarily due to a $4.6 million decrease in retail sales driven by a delay in a new product launch, which led to lower sales volume. This decline was partially offset by a $4.0 million decrease in discounts and returns.
Other revenue increased $10.5 million, or 41%, during the year ended December 31, 2024 as compared to the year ended December 31, 2023, due to a $5.5 million increase in partnership revenue, which includes advertising revenue, and a $5.0 million increase in data revenue, which was primarily attributable to the Amended and Restated Data Services and License Agreement with Placer.ai we entered into in July 2024 (the “A&R Placer Agreement”).
Cost of Revenue, Gross Profit, and Gross Margin

	Year Ended December 31,		Change
	2024	2023	$	%
Subscription costs	$41,014	$30,975	$10,039	32%
Hardware costs	47,225	47,384	(159)	0%
Other costs	4,088	3,522	566	16%
Total cost of revenue	92,327	81,881	10,446
Gross profit	$279,157	$222,637	$56,520
Gross margin:
Subscription	85%	86%
Hardware	18%	19%
Other	89%	86%
Cost of subscription revenue increased $10.0 million, or 32%, during the year ended December 31, 2024 as compared to the year ended December 31, 2023, primarily related to increases of $4.0 million in technology expenses, $1.9 million in costs related to premium membership offerings, and $1.8 million benefit related to the discontinuation of certain battery related membership benefits recognized in 2023. The Company also saw increases of $1.8 million in personnel-related and stock-based compensation costs and $0.5 million in other cost of subscription revenue expenses, attributable to Company growth.
Subscription gross margin decreased to 85% during the year ended December 31, 2024 from 86% during the year ended December 31, 2023, primarily due to the discontinuation of certain battery-related membership benefits that positively impacted 2023.

Cost of hardware revenue decreased by $0.2 million, remaining relatively flat during the year ended December 31, 2024 as compared to the year ended December 31, 2023, primarily due to a decrease of $1.2 million in hardware product costs related to the reduced number of units sold and $0.7 million in costs related to the discontinuation of certain battery related membership benefits which took place in 2023. These decreases were partially offset by an increase of $1.1 million in hardware freight costs related to a shift in channel mix and $0.6 million in other fixed costs attributable to Company growth.
Hardware gross margin decreased to 18% during the year ended December 31, 2024 from 19% during the year ended December 31, 2023, primarily due to an increase in freight costs associated with the shift in channel mix, a decrease in units sold, and an increase in fixed hardware costs in line with Company growth.
Cost of other revenue increased by $0.6 million, or 16%, during the year ended December 31, 2024 as compared to the year ended December 31, 2023, due to an increase of $0.3 million in technology related expenses to support the existing customer base and $0.3 million in other costs associated with the growth in partnership revenue, which includes advertising revenue.

Other gross margin increased to 89% during the year ended December 31, 2024 from 86% during the year ended December 31, 2023, primarily due to revenue outpacing the increase in costs.
Research and Development

	Year Ended December 31,		Change
	2024	2023	$	%
Research and development	$113,071	$100,965	$12,106	12%
Research and development expenses increased $12.1 million, or 12%, during the year ended December 31, 2024 as compared to the year ended December 31, 2023. This was primarily due to increases of $11.5 million in personnel-related and stock-based compensation costs, $4.1 million in technology and other expenses, $2.3 million in contractor spend, and $0.3 million in professional and outside services, attributable to Company growth. The increases were partially offset by a $4.3 million increase in capitalized costs related to internal use software, a $0.9 million increase related to a raw material inventory write-off which negatively impacted the year ended December 31, 2023, and a $0.9 million increase in capitalized construction in progress costs.
Sales and Marketing

	Year Ended December 31,		Change
	2024	2023	$	%
Sales and marketing	$113,350	$99,072	$14,278	14%
Sales and marketing expenses increased $14.3 million, or 14%, during the year ended December 31, 2024 as compared to the year ended December 31, 2023. This was primarily due to increases of $10.2 million in commissions to Channel Partners, which was inline with the 19% growth in subscriptions, $6.6 million in other marketing spend, $1.6 million in personnel-related and stock-based compensation costs, $0.7 million in technology and other expenses, and $0.4 million in professional and outside services, attributable to Company growth. The increases were partially offset by a $4.2 million decrease in paid user acquisition costs due to planned shifts in the allocation of spend to other marketing and a $1.0 million decrease in contractor spend.
General and Administrative

	Year Ended December 31,		Change
	2024	2023	$	%
General and administrative	$60,712	$52,583	$8,129	15%

General and administrative expense increased $8.1 million, or 15%, during the year ended December 31, 2024 as compared to the year ended December 31, 2023. This was primarily due to increases of $3.6 million in personnel-related and stock-based compensation costs and $1.0 million in technology expenses, attributable to Company growth. In addition, the Company saw a $3.5 million increase in professional and outside service costs driven by public company compliance costs in connection with the U.S. IPO, ongoing public company compliance costs, and corporate and strategic matters.
Convertible Notes Fair Value Adjustment
For the years ended December 31, 2024 and 2023, the Company recorded losses associated with the convertible notes fair value adjustment of $0.6 million and $0.7 million, respectively. The changes in fair value were primarily driven by the share price volatility and reduction in time to convert.
Derivative Liability Fair Value Adjustment
For the years ended December 31, 2024 and 2023, the Company recorded losses associated with the derivative liability fair value adjustment of $1.7 million and $0.1 million, respectively. The changes were due to the revaluation of the derivative liability at each reporting period and are related to embedded redemption features bifurcated from the July 2021 Convertible Notes issued to investors.
Loss on Settlement of Convertible Notes
In April and June 2024, the September 2021 Convertible Notes and the July 2021 Convertible Notes, respectively, were converted to common stock. A loss of $0.4 million associated with the settlement of the Convertible Notes was recorded for the year ended December 31, 2024. There were no such transactions during the year ended December 31, 2023.
Gain on Settlement of Derivative Liability
In June 2024, the holders of the July 2021 Convertible Notes converted their notes and accrued interest to common stock and the derivative liability was settled as a result of the conversion. A gain of $1.9 million associated with the settlement of the derivative liability was recorded for the year ended December 31, 2024. There were no such transactions during the year ended December 31, 2023.
Gain on Change in Fair Value of Investments
In July 2024, an observable price change related to our investment in a warrant held to purchase shares of preferred stock of a data revenue partner took place. The observable price change resulted in a fair value adjustment and gain of $5.4 million recorded for the year ended December 31, 2024. No such gains were recorded for the year ended December 31, 2023.
Other Income (Expense), Net
Other income (expense), net includes transaction costs, interest income, dividend income, foreign exchange losses, and interest expense associated with the July 2021 Convertible Notes. Other income (expense), net decreased $4.4 million, or 137%, during the year ended December 31, 2024 as compared to the year ended December 31, 2023. The decrease was primarily driven by a $5.6 million increase in transaction costs incurred in connection with our U.S. IPO and $2.1 million increase due to unfavorable changes in the impact of currency revaluation. The increase in expenses were partially offset by a $3.0 million increase in dividend and interest income resulting from higher average gross yields primarily due to an increased cash and cash equivalents balance.
Provision for (Benefit from) Income Taxes
An income tax benefit of $0.1 million and an income tax provision of $0.6 million was recorded for the years ended December 31, 2024 and 2023, respectively. We maintain a full valuation allowance on our federal and state deferred tax assets as we have concluded that it is not more likely than not that the deferred tax assets will be realized.

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
Key Operating Metrics

	As of and for the year ended December 31,
	2024	2023	% Change
	(in millions, except ARPPC, ARPPS and ASP)
AMR	$367.6	$274.1	34%
MAUs	79.6	61.4	30%
Paying Circles	2.3	1.8	25%
ARPPC[1]	$128.00	$121.09	6%
Subscriptions	2.9	2.4	19%
ARPPS[1]	$106.16	$99.53	7%
Net hardware units shipped	3.9	4.0	(4)%
ASP[2]	$13.72	$13.48	2%
1.Excludes revenue related to bundled Life360 subscription and hardware offerings of $(4.6) million for the year ended December 31, 2024, and $(3.1) million for the year ended December 31, 2023.
2.Excludes revenue related to bundled Life360 subscription and hardware offerings of $4.3 million for the year ended December 31, 2024, and $3.7 million for the year ended December 31, 2023.
Annualized Monthly Revenue
We use Annualized Monthly Revenue (“AMR”) to identify the annualized monthly value of active customer agreements at the end of a reporting period. AMR includes the annualized monthly value of subscription, data and partnership agreements. All components of these agreements that are not expected to recur are excluded. This does not represent revenue under GAAP on an annualized basis, as the operating metric can be impacted by start and end dates and renewal rates. AMR as of December 31, 2024, and 2023 was $367.6 million and $274.1 million, respectively, representing an increase of 34% year-over-year.
Monthly Active Users
We have a large and growing global member base as of December 31, 2024. A Life360 monthly active user (“MAU”) is defined as a unique member who engages with our Life360 branded services each month, which includes both paying and non-paying members, and excludes certain members who have a delayed account setup. As of December 31, 2024 and 2023, we had approximately 79.6 million and 61.4 million MAUs on the Life360 Platform, respectively, representing an increase of 30% year-over-year. We believe this has been driven by continued strong new member growth and retention.
Paying Circles
We define a Paying Circle as a group of Life360 members with a paying subscription who have been billed as of the end of period. Each subscription covers all members in the payor’s Circle so everyone in the Circle can utilize the benefits of a Life360 Membership, including access to premium location, driving, digital and emergency safety insights and services.

As of December 31, 2024 and 2023, we had approximately 2.3 million and 1.8 million paid subscribers to services under our Life360 brand, respectively, representing an increase of 25% year-over-year. We grow the number of Paying Circles by increasing our free member base, converting free members to subscribers, and retaining them over time with the provision of high-quality family and safety services.
Average Revenue per Paying Circle
We define Average Revenue per Paying Circle (“ARPPC”) as annualized subscription revenue recognized and derived from the Life360 mobile application, excluding revenue related to bundled Life360 subscription and hardware offerings, for the reported period, divided by the Average Paying Circles during the same period. Average Paying Circles are calculated by adding the number of Paying Circles as of the beginning of the period to the number of Paying Circles as of the end of the period, and then dividing by two.
For the years ended December 31, 2024 and 2023, our ARPPC was $128.00 and $121.09, respectively, representing a 6% increase year-over-year.
ARPPC is a key indicator utilized by Life360 to determine our effectiveness at monetizing Paying Circles through tiered product offerings. U.S. ARPPC has benefited from price increases for existing U.S. Android Life360 subscriptions that took effect during the three months ended June 30, 2023 as well as a shift in product mix towards higher priced products. International ARPPC has benefited from price increases for existing subscribers in August 2024 followed by the launch of dual tier memberships in September 2024 across all non-triple tier countries. In addition, price increases for existing subscribers began in January 2024 in the United Kingdom (“UK”) and March 2024 in ANZ, while the triple tier memberships launched in October 2023 and April 2024, respectively. The positive impacts seen from the price increases were partially offset by an increase in international subscribers, which overall, have lower priced subscriptions.
Subscriptions
We define Subscriptions as the number of paying subscribers associated with the Life360, Tile and Jiobit brands who have been billed as of the end of the period.
As of December 31, 2024 and 2023, we had approximately 2.9 million and 2.4 million paid subscribers to services under Life360, Tile, and Jiobit brands, respectively, representing an increase of 19% year-over-year.
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
ARPPS for the years ended December 31, 2024 and 2023 was $106.16 and $99.53, respectively, representing an increase of 7% year-over-year.
ARPPS has increased year over year as a result of the growth in subscriptions following price increases for existing U.S. Android Life360 subscriptions that took effect during the three months ended June 30, 2023 and a shift in product mix towards higher priced products in the U.S. Price increases in non-triple tier countries for existing subscribers were implemented in August 2024 and dual tier memberships launched in September 2024. In addition, price increases for existing subscribers began in January 2024 in the UK and March 2024 in ANZ, while the triple tier memberships launched in October 2023 and April 2024, respectively. The positive impacts seen from the price increases were partially offset by an increase in international subscribers, which overall, have subscriptions priced at lower prices.

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
For the years ended December 31, 2024 and 2023, Life360 sold approximately 3.9 million and 4.0 million, respectively, representing a 4% decrease year-over-year. The decrease was primarily driven by a delay in our new product launch which took place during the third quarter of 2024.
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
For the years ended December 31, 2024 and 2023, the net ASP of a unit was $13.72 and $13.48, respectively, representing a 2% increase year-over-year. The increase was primarily driven by fewer returns and discounts offered.
Liquidity and Capital Resources
On June 6, 2024, we completed our U.S. IPO, selling a total of 3,703,704 shares of common stock and raising net proceeds of $93.0 million after deducting underwriting discounts and commissions. An additional $5.5 million of expenses were paid on behalf of selling securityholders.
As of December 31, 2024, we had cash and cash equivalents of $159.2 million and restricted cash of $1.2 million. As of December 31, 2023, we had cash and cash equivalents of $69.0 million and restricted cash of $1.7 million.
We believe our existing cash and cash equivalents and cash provided by sales of our subscriptions and hardware devices will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months. We may from time to time seek to raise additional capital based on a variety of factors, including our capital requirements and the relative favorability of conditions in the capital markets. If we are unable to raise additional capital on terms acceptable to us or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, financial condition and results of operations.
Our cash flow activities were as follows for the periods presented (in thousands):

	Year Ended December 31,
	2024	2023	2022
Net cash provided by (used in) operating activities	$32,612	$7,524	$(57,055)
Net cash used in investing activities	(10,132)	(2,221)	(111,634)
Net cash provided by (used in) financing activities	67,266	(24,955)	27,709
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	$89,746	$(19,652)	$(140,980)
Operating Activities
Our largest source of operating cash is cash collection from our paying members for subscriptions to our platform and hardware device sales. Our primary uses of cash from operating activities are for employee-related expenditures, costs to acquire inventory, infrastructure-related costs, commissions paid to Channel Partners and other marketing expenses.
A number of our members pay in advance for annual subscriptions, while a majority pay in advance for monthly subscriptions. Deferred revenue consists of the unearned portion of customer billings, which is recognized as revenue in accordance with our revenue recognition policy. As of December 31, 2024 and 2023, we had deferred revenue of $45.2 million and $35.8 million, respectively, of which $39.9 million and $33.9 million is expected to be recorded as revenue in the next 12 months, respectively, provided all other revenue recognition criteria have been met.

For the year ended December 31, 2024, net cash provided by operating activities was $32.6 million. The primary factors affecting our operating cash flows during this period were our net loss of $4.6 million, impacted by $48.4 million of non-cash adjustments, and $11.2 million of cash used by changes in our operating assets and liabilities. The non-cash adjustments primarily consisted of $42.3 million of stock-based compensation expense, $9.8 million of depreciation and amortization, and $5.4 million of gain on change in fair value of investment. The cash used by changes in our operating assets and liabilities was primarily due to an increase in accounts receivable, net, an increase in costs capitalized to obtain contracts with customers, and an increase in inventory. These amounts were partially offset by an increase in deferred revenue, and an increase in accrued expenses and other liabilities.

For the year ended December 31, 2023, net cash provided by operating activities was $7.5 million. The primary factors affecting our operating cash flows during this period were our net loss of $28.2 million, impacted by $49.1 million of non-cash charges, and $13.4 million of cash used by changes in our operating assets and liabilities. The non-cash charges primarily consisted of $38.5 million in stock-based compensation and $9.1 million of depreciation and amortization. The cash used by changes in our operating assets and liabilities was primarily due to an increase of $9.1 million in accounts receivable, net, a decrease of $7.9 million in accounts payable, and an increase of $6.7 million in prepaid expenses and other assets. These amounts were partially offset by a decrease of $5.8 million in inventory, an increase of $4.6 million in deferred revenue, and an increase of $2.2 million in accrued expenses and other liabilities.
Investing Activities
For the year ended December 31, 2024, net cash used in investing activities was $10.1 million, which primarily related to the Related Party SAFE of $5.0 million, the capitalization of internal use software costs of $3.9 million in accordance with ASC 350-40, Intangibles - Goodwill and Other, Internal-Use Software, and purchases of property and equipment of $1.2 million.

For the year ended December 31, 2023, net cash used in investing activities was $2.2 million, which related to $1.7 million of capitalization of internal use software costs in accordance with ASC 350-40, Intangibles - Goodwill and Other, Internal-Use Software and $0.5 million of purchases of property and equipment.

Financing Activities
For the year ended December 31, 2024, net cash provided by financing activities was $67.3 million, which primarily related to net proceeds of $93.0 million after deducting underwriting discounts and commissions from our U.S. IPO, and $14.6 million of proceeds from the exercise of options and warrants and restricted stock settlements, offset by $34.0 million of taxes paid for the net settlement of equity awards, and $6.3 million in payments related to the U.S. IPO.
For the year ended December 31, 2023, net cash used in financing activities was $25.0 million, which primarily related to $13.1 million of released funds placed in an indemnity escrow fund for general representations and warranties related to the Tile acquisition, $14.0 million of taxes paid related to net settlement of equity awards, and $3.9 million of repayment of notes due to affiliates, offset by $5.8 million of proceeds from the exercise of options.
Obligations and Other Commitments
Our principal commitments consist of operating leases for office space, and other purchase commitments. Information regarding our non-cancellable lease and other purchase commitments as of December 31, 2024, can be found in Note 7, "Balance Sheet Components" and Note 10, "Commitments and Contingencies" to our consolidated financial statements.

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
Revenue Recognition
We derive revenue from subscription fees, the sale of hardware tracking devices and accessories, and other revenue. We sell subscriptions to our platform through arrangements that are generally monthly to annual in length. Our arrangements are generally non-cancellable and non-refundable. Our subscription arrangements do not provide customers with the right to take possession of the software supporting the platform and, as a result, are accounted for as service arrangements.
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
Interest Rate Risk
As of December 31, 2024 and December 31, 2023, we had $159.2 million and $69.0 million, respectively, of cash and cash equivalents invested in money market funds. Our cash and cash equivalents are held for working capital purposes. As of December 31, 2024 and December 31, 2023, a hypothetical 10% relative change in interest rates would not have a material impact on our consolidated financial statements.
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

Item 8. Financial Statements and Supplementary Data.

Index to Consolidated Financial Statements

Page
Report of Independent Registered Public Accounting Firms (Deloitte and Touche LLP; San Francisco, CA; PCAOB ID #34 and BDO USA, P.C.; San Francisco, CA; PCAOB ID #243)	72
Financial Statements
Consolidated Balance Sheets	75
Consolidated Statements of Operations and Comprehensive Loss	76
Consolidated Statements of Stockholders’ Equity	77
Consolidated Statements of Cash Flows	78
Notes to Consolidated Financial Statements	80

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Life360, Inc.
San Mateo, California

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows of Life360, Inc. (the “Company”) for the year ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the Company’s results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ BDO USA, P.C.
We served as the Company's auditor from 2018 to 2023.
San Francisco, California
March 23, 2023

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of Life360, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Life360, Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows, for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2025, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Subscription revenue — Refer to Note 2 to the financial statements

Critical Audit Matter Description

The Company derives a significant amount of its revenue from subscription sales. Subscriptions are considered single combined performance obligations and the subscription fees are fixed and recognized on a straight-line basis over the non-cancellable contractual term of the agreement. During the year ended December 31, 2024, the Company recognized subscription revenue of $277.8 million.

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
February 27, 2025

We have served as the Company's auditor since 2023.

Life360, Inc.
Consolidated Balance Sheets
(Dollars in U.S. $, in thousands, except share and per share data)

	December 31, 2024	December 31, 2023
Assets
Current Assets:
Cash and cash equivalents	$159,238	$68,964
Accounts receivable, net (including related party receivables of $55 and $0, respectively)	57,997	42,180
Inventory	8,057	4,099
Costs capitalized to obtain contracts, net	1,098	1,010
Prepaid expenses and other current assets	14,599	15,174
Total current assets	240,989	131,427
Restricted cash, noncurrent	1,221	1,749
Property and equipment, net	1,779	730
Costs capitalized to obtain contracts, noncurrent	1,049	834
Prepaid expenses and other assets, noncurrent	21,611	6,848
Operating lease right-of-use asset	683	1,014
Intangible assets, net	40,574	45,441
Goodwill	133,674	133,674
Total Assets	$441,580	$321,717
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$5,463	$5,896
Accrued expenses and other current liabilities	32,015	27,538
Convertible notes, current	—	3,449
Deferred revenue, current	39,860	33,932
Total current liabilities	77,338	70,815
Convertible notes, noncurrent	—	1,056
Derivative liability, noncurrent	—	217
Deferred revenue, noncurrent	5,338	1,842
Other liabilities, noncurrent	359	723
Total Liabilities	$83,035	$74,653
Commitments and Contingencies (Note 10)
Stockholders’ Equity
Common Stock, $0.001 par value; 500,000,000 and 100,000,000 shares authorized as of December 31, 2024 and December 31, 2023, respectively; 75,404,996 and 68,155,830 issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	75	70
Additional paid-in capital	648,124	532,128
Accumulated deficit	(289,698)	(285,143)
Accumulated other comprehensive income	44	9
Total stockholders’ equity	358,545	247,064
Total Liabilities and Stockholders’ Equity	$441,580	$321,717
See accompanying notes to the consolidated financial statements.

Life360, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(Dollars in U.S. $, in thousands, except share and per share data)

	Year Ended December 31,
	2024	2023	2022
Subscription revenue	$277,845	$220,794	$153,287
Hardware revenue (including related party revenue of $55, $0, and $0, respectively)	57,589	58,178	47,884
Other revenue	36,050	25,546	27,134
Total revenue	371,484	304,518	228,305
Cost of subscription revenue	41,014	30,975	30,659
Cost of hardware revenue	47,225	47,384	45,441
Cost of other revenue	4,088	3,522	3,607
Total cost of revenue	92,327	81,881	79,707
Gross profit	279,157	222,637	148,598
Operating expenses:
Research and development	113,071	100,965	102,480
Sales and marketing	113,350	99,072	92,419
General and administrative	60,712	52,583	48,110
Total operating expenses	287,133	252,620	243,009
Loss from operations	(7,976)	(29,983)	(94,411)
Other income (expense):
Convertible notes fair value adjustment	(608)	(684)	1,786
Derivative liability fair value adjustment	(1,707)	(116)	1,295
Loss on settlement of convertible notes	(440)	—	—
Gain on settlement of derivative liability	1,924	—	—
Gain on change in fair value of investment	5,389	—	—
Other income (expense), net	(1,208)	3,228	13
Total other income (expense), net	3,350	2,428	3,094
Loss before income taxes	(4,626)	(27,555)	(91,317)
Provision for (benefit from) income taxes	(71)	616	312
Net loss	(4,555)	(28,171)	(91,629)
Net loss per share, basic (Note 17)	$(0.06)	$(0.42)	$(1.47)
Net loss per share, diluted (Note 17)	$(0.06)	$(0.42)	$(1.50)
Weighted-average shares used in computing net loss per share, basic (Note 17)	72,125,571	66,748,542	62,209,545
Weighted-average shares used in computing net loss per share, diluted (Note 17)	72,125,571	66,748,542	62,839,593
Comprehensive loss
Net loss	$(4,555)	$(28,171)	$(91,629)
Change in foreign currency translation adjustment	35	15	(6)
Total comprehensive loss	$(4,520)	$(28,156)	$(91,635)
See accompanying notes to the consolidated financial statements.

Life360, Inc.
Consolidated Statements of Stockholders’ Equity
(Dollars in U.S. $, in thousands, except share and per share data)

	Common Stock		Additional Paid-In Capital	Notes Due from Affiliates	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	60,221,799	$61	$416,278	$(951)	$(165,343)	$—	$250,045
Exercise of stock options	458,422	1	2,393	—	—	—	2,394
Exercise of warrants	87,795	—	1	—	—	—	1
Vesting of restricted stock units	762,488	1	(1)	—	—	—	—
Taxes paid related to net settlement of equity awards	—	—	(4,077)	—	—	—	(4,077)
Issuance of common stock in connection with an acquisition	763,183	1	15,408	—	—	—	15,409
Issuance of common stock net of issuance costs of $1,050	2,645,503	3	32,212	—	—	—	32,215
Repayment of notes due from affiliate	—	—	648	648	—	—	1,296
Issuance of common stock in settlement of contingent consideration	376,573	—	4,221	—	—	—	4,221
Stock-based compensation expense	—	—	34,680	—	—	—	34,680
Interest accrued relating to notes due from affiliates	—	—	—	(11)	—	—	(11)
Cancellation of revesting stock	(75,920)	—	—	—	—	—	—
Net loss	—	—	—	—	(91,629)	—	(91,629)
Change in foreign currency translation adjustment	—	—	—	—	—	(6)	(6)
Balance at December 31, 2022	65,239,843	$67	$501,763	$(314)	$(256,972)	$(6)	$244,538
Exercise of stock options	935,007	$1	$5,810	$—	$—	$—	$5,811
Vesting of restricted stock units	1,980,980	2	(2)	—	—	—	—
Taxes paid related to net settlement of equity awards	—	—	(14,033)	—	—	—	(14,033)
Repayment of notes due from affiliate	—	—	78	274	—	—	352
Stock-based compensation expense	—	—	38,512	—	—	—	38,512
Interest accrued relating to notes due from affiliates	—	—	—	40	—	—	40
Change in foreign currency translation adjustment	—	—	—	—	—	15	15
Net loss	—	—	—	—	(28,171)	—	(28,171)
Balance at December 31, 2023	68,155,830	$70	$532,128	$—	$(285,143)	$9	$247,064
Exercise of stock options	758,101	—	5,780	—	—	—	5,780
Exercise of warrants	129,897	—	1,149	—	—	—	1,149
Vesting of restricted stock units	2,315,587	2	(1)	—	—	—	1
Taxes paid related to the settlement of equity awards, net of settlement proceeds received	—	—	(26,370)	—	—	—	(26,370)
Stock-based compensation expense	—	—	42,983	—	—	—	42,983
Settlement of convertible notes	341,877	—	5,751	—	—	—	5,751
Issuance of common stock net of issuance costs of $13,293	3,703,704	3	86,704	—	—	—	86,707
Change in foreign currency translation adjustment	—	—	—	—	—	35	35
Net loss	—	—	—	—	(4,555)	—	(4,555)
Balance at December 31, 2024	75,404,996	$75	$648,124	$—	$(289,698)	$44	$358,545

Life360, Inc.
Consolidated Statements of Cash Flows
(Dollars in U.S. $, in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash Flows from Operating Activities:
Net loss	$(4,555)	$(28,171)	$(91,629)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	9,778	9,141	9,199
Amortization of costs capitalized to obtain contracts	1,268	2,125	2,928
Amortization of operating lease right-of-use asset	331	842	—
Stock-based compensation expense, net of amounts capitalized	42,269	38,512	34,680
Compensation expense in connection with revesting notes	—	73	(87)
Non-cash interest expense, net	59	462	474
Convertible notes fair value adjustment	608	684	(1,786)
Derivative liability fair value adjustment	1,707	116	(1,295)
Loss on settlement of convertible notes	440	—	—
Gain on settlement of derivative liability	(1,924)	—	—
(Gain)/loss on revaluation of contingent consideration	—	—	(5,279)
Gain on change in fair value of investment	(5,389)	—	—
Provision for credit losses	300	—	—
Non-cash revenue from investment	(1,040)	(1,608)	(1,504)
Inventory write-off	—	916	—
Adjustment in connection with membership benefit	—	(2,172)	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(16,117)	(9,055)	6,474
Prepaid expenses and other assets	135	(6,667)	10,629
Inventory	(3,958)	5,811	(497)
Costs capitalized to obtain contracts, net	(1,571)	(1,905)	(3,343)
Accounts payable	(433)	(7,895)	(12,654)
Accrued expenses and other current liabilities	4,504	2,193	(7,722)
Deferred revenue	6,564	4,620	4,660
Other liabilities, noncurrent	(364)	(498)	(303)
Net cash provided by (used in) operating activities	32,612	7,524	(57,055)
Cash Flows from Investing Activities:
Cash paid for acquisitions, net of cash acquired	—	—	(110,933)
Internal use software	(3,945)	(1,715)	(701)
Purchase of property and equipment	(1,187)	(506)	—
Related Party SAFE	(5,000)	—	—
Net cash used in investing activities	(10,132)	(2,221)	(111,634)
Cash Flows from Financing Activities:
Indemnity escrow payment in connection with an acquisition	—	(13,128)	—
Proceeds from the exercise of stock options and warrants, and restricted stock settlements	14,553	5,811	2,394
Taxes paid related to net settlement of equity awards	(33,995)	(14,033)	(4,077)
Proceeds from issuance of common stock in U.S. initial public offering, net of underwriting discounts and commissions	93,000	—	—
Payments of U.S. initial public offering issuance costs	(6,292)	—	—
Proceeds from repayment of notes due from affiliates	—	314	648
Repayment of convertible notes	—	(3,919)	(3,471)

Life360, Inc.

Proceeds from capital raise, net of transaction costs	—	—	32,215
Net cash provided by (used in) financing activities	67,266	(24,955)	27,709
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	89,746	(19,652)	(140,980)

Cash, Cash Equivalents and Restricted Cash at the Beginning of the Period	70,713	90,365	231,345
Cash, Cash Equivalents, and Restricted Cash at the End of the Period	$160,459	$70,713	$90,365

Supplemental disclosure:
Cash paid during the period for taxes	2,381	697	—
Cash paid during the period for interest	46	640	514

Non-cash investing and financing activities:
Fair value of stock issued in connection with an acquisition	$—	$—	$15,409
Fair value of warrants held as investment	—	—	5,474
Fair value of stock issued in settlement of contingent consideration	—	—	4,221
Right of use asset recognized in connection with lease modification	—	1,054	—
Operating lease liability recognized in connection with lease modification	—	1,054	—
Conversion of September 2021 Convertible Notes to common stock	3,548	—	—
Conversion of July 2021 Convertible Notes and accrued interest to common stock	2,203	—	—
Property and equipment included within accrued expenses and other current liabilities	112	—	—
Stock-based compensation included in internal use software	714	—	—
Related Party Warrant	3,898	—	—

The following table provides a table of cash, cash and cash equivalents, and restricted cash reported within the balance sheets totaling the same such amounts shown above:

	December 31, 2024	December 31, 2023	December 31, 2022
Cash and cash equivalents	$159,238	$68,964	$75,444
Restricted cash, current	—	—	13,274
Restricted cash, noncurrent	1,221	1,749	1,647
Total cash and cash equivalents, and restricted cash	$160,459	$70,713	$90,365
See accompanying notes to the consolidated financial statements.

Life360, Inc.
Notes to Consolidated Financial Statements

1. Nature of Business
Life360, Inc. (the “Company”) is a leading technology platform connecting millions of people throughout the world to the people, pets and things they care about most. The Company has created a new category at the intersection of family, technology, and safety to help keep families connected and safe. The Company’s core offering, the Life360 mobile application, includes features like communications, driving safety, digital safety and location sharing. Beyond the everyday, Life360 also provides much-needed protection and saves lives, which is crucial for families in emergency situations such as natural disasters, vehicle collisions, physical property theft, and digital identity theft. The Life360 mobile application operates under a “freemium” model where its core offering is available to members at no charge, with additional membership subscription options that are available but not required.
In addition to the Life360 mobile application, the Company also offers hardware tracking devices through the sale of Tile, Inc. (“Tile”) and Jio, Inc. (“Jiobit”) products to keep members close to the people, pets and things they care about most.
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
2. Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The consolidated financial statements and accompanying notes have been prepared in accordance with generally accepted accounting principles in the United States, or (“GAAP”), are presented in U.S. dollars unless otherwise stated, and include the accounts of the Company and its wholly owned subsidiaries. All inter-company transactions and balances have been eliminated.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenue and expenses during the reporting period. Significant estimates made by management include, but are not limited to:
•revenue recognition, including the determination of selling prices for distinct performance obligations sold in multiple-performance obligation arrangements, the period over which revenue is recognized for certain arrangements, and estimated delivery dates for orders with title transfer upon delivery;
•allowance for credit losses, product returns;
•promotional and marketing allowances;
•inventory valuation;
•average useful customer life;
•valuation of stock-based awards;

Life360, Inc.
Notes to Consolidated Financial Statements

•achievement of performance-based restricted stock units (“PRSUs”);
•legal contingencies;
•impairment of long-lived assets and goodwill;
•valuation of non-cash consideration, contingent consideration, convertible notes and embedded derivatives;
•useful lives of long lived assets; and
•income taxes including valuation allowances on deferred tax assets.
The Company bases its estimates and judgments on historical experience and on various assumptions that it believes are reasonable under the circumstances. Actual results could differ significantly from those estimates.
Recently adopted accounting pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07 – Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. The adoption of this ASU did not change the way the Company evaluates its reportable segments and, as a result, did not have a material impact on the Company’s segment-related disclosures. Refer to Note 3, "Segment and Geographic Revenue" for additional information.
Accounting pronouncements not yet adopted
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation (Subtopic 220-40): Disaggregation of Income Statement Expenses. The ASU requires the disclosure of additional information related to certain costs and expenses, including amounts of inventory purchases, employee compensation, and depreciation and amortization included in each income statement line item. The ASU is effective for the Company beginning in fiscal year 2027 and interim periods beginning in fiscal year 2028, with early adoption permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.
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
Revenue Recognition
The Company generates revenue from direct and indirect streams. Direct revenue includes subscription and hardware revenue, while indirect revenue consists of all other revenue sources, such as data and partnership, which includes advertising.
The Company recognizes revenue upon transfer of control of promised goods or services to customers at transaction price, an amount that reflects the consideration the Company expects to receive in exchange for those goods or services. Transaction price is calculated as the net selling price of variable consideration, which may include estimates for future returns and sales incentives related to current period revenue. The Company determines revenue recognition through the following steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer.

Life360, Inc.
Notes to Consolidated Financial Statements

Subscription Revenue
The Company’s subscription revenue is comprised of Life360 mobile application subscriptions and premium subscription service plans for hardware tracking devices. The Company’s subscription contracts with customers are established at the point of mobile application download and purchase as indicated through acceptance of the Company’s Terms of Use. The Company’s subscription agreements generally have monthly or annual contractual terms and are billed and paid in advance.
The cloud-based subscriptions are considered single combined performance obligations, consisting of multiple features that can be purchased separately, but which are bundled together and delivered to the customer as a combined output. The Company provides its customers with technical support along with unspecified updates and upgrades to the platform on an if and when available basis.
The premium subscription plan for hardware tracking devices is a distinct and separate performance obligation from the hardware. Subscription fees are fixed and recognized on a straight-line basis over the non-cancellable contractual term of the agreement, generally beginning on the date that the Company’s service is made available to the customer. The Company recognizes revenues on a straight-line basis because the customer receives and consumes the benefits of the service ratably throughout the contractual period. The Company’s contracts are generally non-cancelable and do not provide for refunds to customers in the event of cancellations.
Hardware Revenue
The Company’s hardware revenue consists of hardware and accessories, embedded software, customer support and unspecified upgrades and updates on a when and if-available basis, and includes amounts generated from a partnership with a related party, as described in Note 15, "Related-Party Transactions". The Company’s hardware and embedded operating system are considered one performance obligation as the embedded operation system is integral to the functionality of the hardware and only combined produce the essential functionality of the hardware. Revenue for the hardware and embedded software performance obligation is recognized when control is transferred to the customer. The allocated value of the unspecified updates and upgrades and customer support are recognized as hardware revenue ratably over the estimated economic life of the hardware. The Company offers certain rights of return and estimates return reserves based on historical experience, and the reserves are recorded as a reduction of revenue and an accrued liability. Amounts billed to customers for shipping and handling are classified as revenue, and the Company’s related shipping and handling costs incurred are classified as cost of revenue. Sales taxes collected from customers and remitted to respective governmental authorities are recorded as liabilities and are not included in revenue. The customers are billed upon shipment of hardware tracking devices.
The premium subscription service plans available for hardware tracking devices are separate and distinct from hardware performance obligations and are included in subscription revenue.

Other Revenue
The Company’s other revenue consists of data and partnership revenue, which includes advertising revenue.

Life360, Inc.
Notes to Consolidated Financial Statements

Data revenue is generated primarily through an arrangement with a key data partner that provides location-based analytics to customers in the retail and real estate sectors, municipalities, and other private and public organizations (“Data Partner”). In January 2022, Life360 announced a partnership agreement with a key Data Partner, a prominent provider of aggregated analytics for the retail ecosystem, in which executives of the Company have an immaterial ownership interest through a passive investment vehicle. This agreement was amended and restated in August 2024, and the term was extended for a period of five years. As part of this partnership, the Data Partner will provide data processing and analytics services to Life360 and will have the right to commercialize aggregated data related to place visits during the agreement term. The partnership agreement includes fixed and variable monthly revenue amounts, as well as quarterly minimum guarantees, for access to aggregated data for the duration of the five-year agreement. The Company has an obligation to provide aggregated user data over the term of the partnership agreement and recognizes revenue ratably over the performance period as data is delivered. In connection with the original agreement, the Data Partner issued the Company a warrant to purchase up to 5,100,167 shares of Series C Preferred Stock of the Data Partner (the “Data Revenue Partner Warrant”) at an exercise price of $4.90 per share. The Company estimates and includes variable consideration related to the Data Revenue Partner Warrant, in the transaction price at contract inception to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The partnership agreement has standard payment terms that require payment within 30 days.

The grant of the Data Revenue Partner Warrant is considered non-cash consideration, which the Company measured at fair value on the date of issuance. The warrant was valued using a Black-Scholes option pricing model, and the fair value at issuance of approximately $5.4 million has been included as variable consideration in the transaction price of the data partnership agreement, and is included in prepaid expenses and other assets, noncurrent and deferred revenue on the Company’s consolidated balance sheets. The fair value of the warrant included within deferred revenue is amortized to other revenue over the life of the agreement. Refer to the "Investments" section below for additional information regarding the Company's Data Revenue Partner Warrant.

Data revenue was $26.6 million, $21.6 million, and $23.2 million for the years ended December 31, 2024, 2023, and 2022, respectively.
Partnership revenue includes lead generation offerings and agreements with third parties that allow access to anonymized data insights or advertising on the Company’s mobile platform. Under these agreements, the Company may earn a percentage of the revenue generated from data insights or advertising spend. Revenue is recorded on a gross basis if the Company acts as the principal in the transaction, or a net basis if the Company acts as the agent. Generally, when the Company directly sells advertising on its mobile platform, revenue is recorded on a gross basis. Variable amounts earned from partnership revenue arrangements are allocated to the month in which the partner’s related revenue is generated or advertising is delivered.
Partnership revenue also includes revenue related to the Company’s partnership with a related party. In November and December 2024, the Company entered into a strategic partnership and series of transactions with a related party, including a partnership and revenue share agreement (the “Related Party Agreement”). Refer to Note 15, "Related-Party Transactions" for additional information. The Related Party Agreement includes revenue-share payments in which the related party will pay the Company a percentage of revenues earned from leveraging the new global location-tracking network service offering. In connection with the Related Party Agreement, the related party issued the Company a warrant to purchase up to 6,147,574 shares of its common stock at an exercise price of $0.46 per share (the “Related Party Warrant”). The Company estimates and includes variable consideration related to the Related party Warrant, in the transaction price at contract inception to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The Related Party Agreement has standard payment terms that require payment within 30 days.

Life360, Inc.
Notes to Consolidated Financial Statements

The grant of the Related Warrant is considered non-cash consideration, which the Company measured at fair value on the date of issuance. The warrant includes various performance-based vesting conditions based on revenue and operational milestones to be measured and assessed throughout the term of the agreement. No tranche of the Related Party Warrant has vested as of December 31, 2024. The warrant was valued using a Black Scholes option-pricing model, and the fair value of approximately $3.9 million has been included as consideration in the transaction price of the Related Party Agreement, and is also included in prepaid expenses and other assets, noncurrent and deferred revenue on the Company’s consolidated balance sheets. The fair value of the warrant included within deferred revenue is amortized to other revenue over the life of the agreement.

Partnership revenue was $9.4 million, $3.9 million, and $3.9 million for the years ended December 31, 2024, 2023, and 2022, respectively.

Performance Obligations
Some of the Company’s contracts with customers contain multiple performance obligations, primarily hardware and subscription services for hardware tracking devices and hardware bundles (bundled Life360 subscription and hardware offerings). For these contracts, the Company accounts for individual performance obligations separately if they are distinct and distinct within the context of the contract. The transaction price is allocated to the separate performance obligations on a relative stand-alone selling price (“SSP”) basis with the amounts allocated to ongoing services deferred and recognized over a period of time and amounts allocated to hardware tracking devices recognized at a point-in time with a portion of the consideration being allocated to application usage (maintenance) and support. The Company determines SSP based on observable, if available, prices for those related goods and services when sold separately. When such observable prices are not available, the Company determines SSP based on multiple factors including consumer behaviors, the Company’s internal pricing model, and relative costs incurred plus a normal margin. The factors may vary depending on the facts and circumstances related to each performance obligation.
Our hardware sales arrangements typically contain multiple performance obligations, consisting of the hardware sale, application usage, hardware support, and in some cases, premium subscriptions. The Company provides warranties of up to twelve months for products with manufacturing defects or hardware failures. As part of Tile Premium subscriptions, the Company offers warranties to end-users covering the contractual service period (up to 3 years) for products with manufacturing defects or hardware failures. The warranties are not sold separately and do not represent separate performance obligations. Payment terms and conditions vary by contract type and are billed either in advance or have a standard payment term generally requiring payment within 30 to 60 days. Therefore, such warranties are accounted for under ASC 460, Guarantees, and the estimated costs of warranty claims are generally accrued as cost of revenue in the period the related revenue is recorded.
Variable Consideration
The Company recognizes hardware revenue at the net sales price, which includes certain estimates for variable consideration with its customers. The Company’s variable consideration is primarily in the form of promotional agreements and marketing development fund agreements related to the hardware tracking devices.
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
Remaining Performance Obligations
Remaining performance obligations represent the amount of contracted future revenue not yet recognized as the amounts relate to undelivered performance obligations, including both deferred revenue and non-cancelable contracted amounts that will be invoiced and recognized as revenue in future periods. Revenue allocated to remaining performance obligations was $213.9 million as of December 31, 2024, of which the Company expects 35% to be recognized over the next twelve months.

Life360, Inc.
Notes to Consolidated Financial Statements

Cost of Revenue
Cost of subscription revenue primarily consists of expenses related to hosting the Company’s services and providing support to the Company’s free members and paying subscribers. These expenses include personnel-related costs associated with the Company’s cloud-based infrastructure and the Company’s customer support organization, third-party hosting fees, software and maintenance costs, outside services associated with the delivery of subscription services, amortization of acquired intangibles and allocated overhead, such as facilities, including rent, utilities, depreciation on equipment shared by all departments, credit card and transaction processing fees, and shared information technology costs. Personnel-related expenses include salaries, bonuses, benefits, and stock-based compensation for operations personnel.
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
Cost of other revenue consists of cloud-based hosting costs, as well as costs of product operations functions and personnel-related costs associated with the Company’s data and advertising platforms. Personnel-related expenses include salaries, bonuses, benefits, and stock-based compensation for operations personnel.
Costs Capitalized to Obtain Contracts
Costs capitalized to obtain contracts comprise of commission payments in connection with annual subscription sales of the Company’s mobile application through a third-party store platform. These costs that are incremental and directly related to new customer sales contracts are accrued and capitalized upon execution of a non-cancelable customer contract, and subsequently expensed over the estimated period of benefit, which is currently estimated to be two to three years. The Company has elected the practical expedient under ASC 340-40 to expense incremental costs of obtaining a contract if the amortization periods is one year or less.
Accounts Receivable and Allowances
Accounts receivable are recorded at the invoiced amount, net of allowance for credit losses. The allowance for credit losses is based on the Company’s assessment of the collectibility of accounts by considering the age of each outstanding invoice, the collection history of each customer, and an evaluation of the current expected risk of credit loss based on current economic conditions and reasonable and supportable forecasts of future economic conditions over the life of the receivable. The Company assesses collectibility by reviewing accounts receivable on an aggregated basis where similar characteristics exist and on an individual basis when specific customers with collectibility issues are identified.

As of December 31, 2024 and 2023, the allowance for credit losses was $0.4 million and $0.1 million, respectively. For the year ended December 31, 2024 the provision for credit losses expense was $0.3 million, and for the years ended December 31, 2023 and 2022, was immaterial.
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
Concentrations of Risk and Significant Customers
The Company’s business, operations, and financial results are subject to various risks and uncertainties, including adverse global economic conditions and competition in the Company’s industry that could adversely affect the Company’s business, financial conditions, results of operations and cash flows. These important factors, among others, could cause actual results to differ materially from any future results.
Major Customers
The Company’s customers primarily consist of individual consumers, who subscribe to the Company’s product offerings through our Channel Partners, data revenue customers and retail partners, who purchase hardware tracking devices from the Company and resell them directly to individual consumers. Any changes in customer preferences and trends or changes in terms of use of Channel Partners’ platforms could have an adverse impact on its results of operations and financial condition.

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
The following tables set forth the information about the Company’s Channel Partners that processed our overall revenue transactions and retail partners who represented greater than 10% of our revenue and accounts receivable, respectively:

	Percentage of Revenue
	Year Ended December 31,
	2024	2023	2022
Channel Partner (Apple)	53%	53%	49%
Channel Partner (Google)	18%	16%	15%
Retail Partner A	*	*	13%
*    Represents less than 10%

	Percentage of Gross Accounts Receivable
	As of December 31,
	2024	2023
Channel Partner (Apple)	*	50%
Channel Partner (Google)	49%	*
Data Partner A	11%	*
Retail Partner A	17%	17%
*    Represents less than 10%

Life360, Inc.
Notes to Consolidated Financial Statements

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

Sales and Marketing Costs
Our sales and marketing expenses consist primarily of personnel-related costs, brand marketing costs, lead generation costs, sales incentives, sponsorships and amortization of acquired intangibles. Commissions to Channel Partners in connection with annual subscription sales of the Company’s mobile application on Channel Partner store platforms are considered to be incremental and recoverable costs of obtaining a contract with a customer and are deferred and typically amortized over an estimated period of benefit of two to three years depending on the subscription type.
Advertising Expense
Advertising expenses are recorded in the period in which cost is incurred, and are presented within sales and marketing expense on the consolidated statements of operations. Advertising expense was $23.8 million, $28.6 million, and $17.0 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Cash and Cash Equivalents
The Company considers all highly liquid investment securities with remaining maturities at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents include deposit and money market funds. Money market mutual funds are valued using quoted market prices and therefore are classified within Level 1 of the fair value hierarchy.
Restricted Cash
The restricted cash, noncurrent balance of $1.2 million as of December 31, 2024 primarily relates to the letters of credit issued on behalf of the Company for indebtedness to trade creditors incurred in the ordinary course of business, and deposits for personnel contractors with the Company. The restricted cash, noncurrent balance of $1.7 million as of December 31, 2023 relates to the letters of credit issued on behalf of the Company for indebtedness to trade creditors incurred in the ordinary course of business.
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

Life360, Inc.
Notes to Consolidated Financial Statements

The recorded carrying amounts of cash and cash equivalents, prepaid expenses, accounts payable, and accounts receivable as of December 31, 2024 and December 31, 2023, approximate fair value due to their short-term nature. Refer to Note 5, "Fair Value Measurements" for further details.
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
Internal Use Software
For development costs related to internal use software projects, including costs incurred in connection with the development of new features added to the Life360 app, the Company capitalizes costs incurred during the application development stage, which begins after the completion of the preliminary project phase and when it is probable that the project will be completed and used as intended. Capitalized costs include personnel and related expenses for employees and fees paid to third-party contractors and vendors directly involved in the development effort. The capitalization of costs stops once the software is substantially complete and ready for its intended use. Costs related to preliminary project activities and post implementation activities are expensed as incurred. Internal use software is amortized to cost of subscription revenue on a straight-line basis over its estimated useful life, which is generally three years. The Company capitalized $4.7 million, $1.7 million and $0.7 million during the years ended December 31, 2024, 2023 and 2022, respectively. Capitalized costs are included within intangible assets, net on the consolidated balance sheet.
Lease Obligation
Operating lease right-of-use assets and lease liabilities are recognized at the present value of the future lease payments at commencement date. The interest rate implicit in the Company’s operating leases is not readily determinable, and therefore an incremental borrowing rate is estimated to determine the present value of future payments. The estimated incremental borrowing rate factors in a hypothetical interest rate on a collateralized basis with similar terms, payments, and economic environments. Operating lease right-of-use (“ROU”) assets also include any prepaid lease payments and lease incentives. ROU assets are assessed for impairment in accordance with ASC 360 whenever events or changes in circumstances indicate the carrying value may not be recoverable. As of December 31, 2024, 2023, 2022, respectively, no impairment expense related to ROU assets have been recognized.
The operating lease agreement contains rent concession, rent escalation, and option to renew provisions. Rent concession and rent escalation provisions are considered in determining the straight-line single lease cost to be recorded over the lease term. Single lease cost is recognized on a straight-line basis over the lease term commencing on the date the Company has the right to use the leased property. The lease term includes the option to extend or terminate the lease. The Company generally uses the base, non-cancellable, lease term when recognizing the lease assets and liabilities, unless it is reasonably certain that the renewal option will be exercised.
In addition, the Company’s operating lease agreement contains tenant improvement allowances from its landlord. These allowances are accounted for as lease incentives and decrease the Company’s right-of-use asset and reduce single lease cost over the lease term. Refer to Note 7, "Balance Sheet Components" for additional lease disclosures.

Life360, Inc.
Notes to Consolidated Financial Statements

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

On January 12, 2023, the Company announced a workforce restructure which resulted in a reduction of the Company’s workforce of approximately 14%. The Company incurred $0.2 million and $4.0 million in non-recurring personnel and severance related expenses in connection with the restructuring during the years ended December 31, 2024 and 2023 respectively. As of December 31, 2024, all expenses incurred had been paid.
The restructuring costs are recognized in the consolidated statements of operations for the years ended December 31, 2024 and 2023 are as follows (in thousands):

	Personnel and Severance Related Expenses
	Year Ended December 31,
	2024	2023
Cost of subscription revenue	$—	$64
Cost of hardware revenue	—	94
Research and development	—	1,824
Sales and marketing	—	872
General and administrative	153	1,170
Total	$153	$4,024
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
Goodwill
Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Goodwill amounts are not amortized but are tested for impairment at least annually during the fourth quarter, or more frequently if indicators of impairment exist. The Company tests for goodwill impairment annually as of October 31 of each year. There was no impairment of goodwill during the years ended December 31, 2024, 2023 and 2022.
Intangible Assets, net
Intangible assets, including acquired, trade names, customer relationships, acquired developed technology, and internal use software are carried at cost and amortized on a straight-line basis over their estimated useful lives. The Company determines the appropriate useful life of the Company’s intangible assets by measuring the expected cash flows of acquired assets. There was no impairment of intangible assets recorded during the years ended December 31, 2024, 2023 and 2022.

Life360, Inc.
Notes to Consolidated Financial Statements

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
The Company reviews long-lived assets for impairment at least annually, or more frequently if events or changes in circumstances would more likely than not reduce the fair value of its single reporting unit below its carrying value. There was no impairment of long-lived assets recognized during the years ended December 31, 2024, 2023 and 2022.
Deferred Revenue
Deferred revenue consists primarily of payments received and accounts receivable recorded in advance of revenue recognition under the Company’s subscription arrangements. The Company primarily invoices its customers for its subscription services arrangements in advance. Deferred revenue also includes balances related to future performance obligations for hardware and other revenue. Amounts anticipated to be recognized within one year of the balance sheet date are recorded as deferred revenue, current; the remaining portion is recorded as deferred revenue, noncurrent in the consolidated balance sheets.
Investments
Investments relate to non-marketable equity securities held in privately held companies without readily determinable market values. Investments in non-public businesses that do not have readily determinable pricing, and for which the Company does not have control or does not exert significant influence, are carried at cost less impairments, if any, plus or minus changes in observable prices for those investments. Gains or losses resulting from changes in the carrying value of these investments are included as non-operating expenses on the Company’s consolidated statements of operations and comprehensive loss.
Data Revenue Partner Warrant
The Data Revenue Partner Warrant is a non-marketable equity security consisting of a warrant held to purchase shares of preferred stock of a Data Revenue Partner, refer to “Revenue Recognition” section above for additional information regarding the Company’s Data Revenue Partner. In September 2024, an observable price change related to our investment in the warrant held to purchase shares of preferred stock of a data revenue partner took place. This resulted in a $5.4 million increase in the investment asset value and a corresponding gain on fair value adjustment recorded in other income (expense), net in the consolidated statements of operations and comprehensive income (loss). The carrying value of the Company’s investment in the Data Revenue Partner Warrant is included in prepaid expenses and other assets, noncurrent in the consolidated balance sheets. As of December 31, 2024 and 2023, the balance was $10.9 million and $5.5 million, respectively.

Related Party Simple Agreement for Future Equity (“SAFE”)
In December 2024, the Company entered into a SAFE with a related party and invested $5.0 million (“the Related Party SAFE”). For additional information, refer to Note 15, "Related-Party Transactions" below. Under the terms of the SAFE, the Company holds the right to receive equity at some later date and upon certain events. The carrying value of the Related Party SAFE Investment is included in prepaid expenses and other assets, noncurrent in the consolidated balance sheets. As of December 31, 2024, the balance was $5.0 million.

Life360, Inc.
Notes to Consolidated Financial Statements

Related Party Warrant
The Related Party Warrant is a non-marketable equity security consisting of a warrant held to purchase shares of common stock of a related party. Refer to the “Revenue Recognition” section above and Note 15, "Related-Party Transactions" for further details. As of December 31, 2024, the carrying value of the Company’s investment in the Related Party Warrant is $3.9 million and is included in prepaid expenses and other assets, noncurrent on the consolidated balance sheet.
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
The Company has stock options and restricted stock units with performance-based vesting conditions outstanding. For awards that include a performance condition, if the performance condition is determined to be probable of being satisfied, the Company recognizes compensation expense related to such awards using the accelerated attribution method over the required performance period. If a performance condition is not probable of being met, no compensation cost is recognized. The Company issued performance-based restricted stock units with performance based vesting conditions during the year ended December 31, 2024. Refer to Note 13, "Equity Incentive Plan" for further details.
Foreign Currency
The functional currency of the Company’s foreign subsidiary is the respective local currency. Translation adjustments arising from the use of a differing exchange rate from period to period are included in accumulated other comprehensive income (loss) within the consolidated statements of stockholders’ equity. Foreign currency transaction gains and losses are included in other income (expense), net in the consolidated statements of operations and were not material during the years ended December 31, 2024, 2023 or 2022. All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenue and expenses are translated at the average exchange rate during the period.
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

Life360, Inc.
Notes to Consolidated Financial Statements

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
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company did not accrue any interest or penalties related to income tax positions during the years ended December 31, 2024, 2023, and 2022. Refer to Note 10, "Commitments and Contingencies" for more details.
Net Loss Per Share
The Company computes basic and diluted net loss per share in conformity with ASC 260, “Earnings per Share.” Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period without consideration for potentially dilutive securities as they do not share in losses. Under the if-converted method, shares related to convertible notes, to the extent dilutive, are assumed to be converted into common stock at the beginning of the period. For purposes of this calculation, options to purchase common stock, common stock warrants, and unvested restricted stock units are considered common stock equivalents but have been excluded from the calculation of diluted net loss per share as the effect is antidilutive. Refer to Note 17, "Net Loss Per Share" for further details.
3. Segment and Geographic Revenue
The Company operates as one operating segment. Operating segments are defined as components of an entity for which separate financial information is regularly evaluated by the chief operating decision maker (“CODM”), which is the Company’s Chief Executive Officer, in deciding how to allocate resources and assess performance. The Company’s CODM evaluates financial information and resources and assesses the performance of these resources on a consolidated basis. There is no expense or asset information that is supplemental to information disclosed within the consolidated financial statements, that is regularly provided to the CODM. The allocation of resources and assessment of performance of the operating segment is based on consolidated net loss and functional expenses as reported on our consolidated statements of operations and comprehensive loss. Because the Company operates as one operating segment, financial segment information, including expense and asset information, can be found in the consolidated financial statements. All material long-lived assets are based in the United States.

Revenue by geography is generally based on the address of the customer as defined in the contract with the customer. The following table sets forth revenue by geographic region (in thousands):

	Year Ended December 31,
	2024	2023	2022
North America	$325,787	$272,727	$207,746
Europe, Middle East and Africa	27,322	19,159	12,044
Other international regions	18,375	12,632	8,515
Total revenue	$371,484	$304,518	$228,305
The Company’s revenues in the United States were $318.6 million, or 86%, of total revenue for the year ended December 31, 2024, $258.5 million, or 85%, of total revenue for the year ended December 31, 2023, and $205.2 million, or 90% of total revenue for the year ended December 31, 2022.

Life360, Inc.
Notes to Consolidated Financial Statements

4. Deferred Revenue
The following table represents a roll forward of the Company’s deferred revenue (in thousands):

	Year Ended December 31,
	2024	2023
Deferred revenue, beginning of period	$35,774	$32,762
Additions to deferred revenue	304,903	229,871
Recognized revenue in the period	(295,479)	(226,859)
Deferred revenue, end of period	$45,198	$35,774
During the year ended December 31, 2024, the Company recognized $33.9 million of revenue that was included in the deferred revenue balance as of December 31, 2023. During the year ended December 31, 2023, the Company recognized $30.1 million of revenue that was included in the deferred revenue balance as of December 31, 2022.
5. Fair Value Measurements
The Company measures and reports certain assets and liabilities at fair value on a recurring basis. The fair value of these instruments as of December 31, 2024 and December 31, 2023 are classified as follows (in thousands):

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$133,959	$—	$—	$133,959
Total assets	$133,959	$—	$—	$133,959
Liabilities:
Derivative liability (Note 9)	$—	$—	$—	$—
Convertible notes (Note 8)	—	—	—	—
Total liabilities	$—	$—	$—	$—

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$41,981	$—	$—	$41,981
Total assets	$41,981	$—	$—	$41,981
Liabilities:
Derivative liability (Note 9)	$—	$—	$217	$217
Convertible notes (Note 8)	—	—	3,449	3,449
Total liabilities	$—	$—	$3,666	$3,666

Life360, Inc.
Notes to Consolidated Financial Statements

The change in fair value of the Level 3 instruments were as follows (in thousands):

	As of December 31, 2024
	Derivative liability (Note 9)	Convertible notes (Note 8)
Fair value, beginning of the year	$217	$3,449
Changes in fair value	1,707	608
Settlement of September 2021 Convertible Notes upon conversion (Note 8)	—	(3,548)
Gain on settlement of September 2021 Convertible Notes (Note 8)	—	(509)
Gain on settlement of derivative liability (Note 9)	(1,924)	—
Fair value, end of period	$—	$—

	As of December 31, 2023
	Derivative liability (Note 9)	Convertible notes (Note 8)
Fair value, beginning of the year	$101	$6,938
Vesting of revesting notes	—	72
Changes in fair value	116	684
Forfeiture of revesting notes	—	(326)
Repayment of convertible notes (Note 8)	—	(3,919)
Fair value, end of period	$217	$3,449

For the year ended December 31, 2024, the Company recorded a loss associated with the change in fair value of the derivative liability of $1.7 million and a gain related to the settlement of the derivative liability upon conversion of the July 2021 Convertible Notes of $1.9 million . For the year ended December 31, 2024, the Company recorded a loss associated with the change in fair value of the September 2021 Convertible Notes of $0.6 million and a gain related to the settlement of the September 2021 Convertible Notes upon conversion of $0.5 million . Refer to Note 8, "Convertible Notes" for further details. The amounts have been recorded in other income (expense), net in the consolidated statement of operations and comprehensive loss.
For the year ended December 31, 2023, the Company recorded a loss associated with the change in fair value of the derivative liability and convertible notes of $0.1 million and $0.7 million, respectively. The amounts have been recorded in other income (expense), net in the consolidated statement of operations and comprehensive loss.
6. Business Combinations
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

Life360, Inc.
Notes to Consolidated Financial Statements

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

Life360, Inc.
Notes to Consolidated Financial Statements

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
The results of Tile's operations are included in the accompanying consolidated statements of operations and comprehensive loss from the acquisition date.
7. Balance Sheet Components
Accounts receivable, net
Accounts receivable, net consists of the following (in thousands):

	As of December 31,
	2024	2023
Accounts receivable	$58,391	$42,274
Allowance for credit losses	(394)	(94)
Total accounts receivable, net	$57,997	$42,180
Accounts receivable, net is presented net of the allowance for credit losses, which represents management’s estimate of expected credit losses based on historical trends, current economic conditions, and other relevant factors as of December 31, 2024 and 2023, respectively.
Inventory
Inventory consists of the following (in thousands):

	As of December 31,
	2024	2023
Raw materials	$24	$298
Finished goods	8,033	3,801
Total inventory	$8,057	$4,099

Life360, Inc.
Notes to Consolidated Financial Statements

There were no inventory write-offs recorded for the year ended December 31, 2024. The Company recorded a raw materials inventory write-off of $0.9 million for the year ended December 31, 2023. The write-off resulted from a decision made to discontinue a product line in the Company’s product roadmap where the raw materials had no alternative use. There were no inventory write-offs recorded for the year ended December 31, 2022.

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	As of December 31,
	2024	2023
Prepaid expenses	$11,074	$14,520
Other receivables	3,525	654
Total prepaid expenses and other current assets	$14,599	$15,174
Prepaid expenses primarily consist of certain cloud platforms, customer service program costs, prepaid insurance and inventory. Other receivables primarily consist of income tax benefits, refunds owed to the Company, and other amounts which the Company is expected to receive in less than twelve months.
Property and Equipment, net
Property and equipment, net consists of the following (in thousands):

	As of December 31,
	2024	2023
Computer equipment	$297	$297
Leasehold improvements	101	100
Production manufacturing equipment	2,026	839
Construction in progress	362	249
Furniture and fixtures	29	29
Total property and equipment, gross	2,815	1,514
Less: accumulated depreciation	(1,036)	(784)
Total property and equipment, net	$1,779	$730
Construction in progress relates to certain costs incurred with production manufacturing equipment.
Depreciation expense was $0.3 million, $0.1 million, and $0.5 million for the years ended December 31, 2024, 2023, and 2022, respectively.
Prepaid Expenses and Other Assets, noncurrent
Prepaid expenses and other assets, noncurrent consist of the following (in thousands):

	As of December 31,
	2024	2023
Prepaid expenses, noncurrent	$1,849	$1,374
Investments	19,762	5,474
Total prepaid expenses and other assets, noncurrent	$21,611	$6,848
Prepaid expenses, noncurrent primarily consist of cloud platform costs. Investments relate to the Data Revenue Partner Warrant, the Related Party Warrant, and the Related Party SAFE. Refer to Note 2, "Summary of Significant Accounting Policies" for additional information.

Life360, Inc.
Notes to Consolidated Financial Statements

Leases
The Company leases office space under a non-cancelable operating lease with a remaining lease term of up to 1.9 years, which includes the option to extend the lease.
The Company did not have any finance leases as of December 31, 2024 or December 31, 2023
Operating lease costs were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Operating lease cost (1)	$452	$924	$2,345
(1)    Amounts include short-term leases, which are immaterial.
For the years ended December 31, 2024, 2023, and 2022, payments for operating leases included in cash from operating activities were $0.4 million, $0.9 million and $2.4 million, respectively.
Supplemental balance sheet information related to leases is as follows (in thousands, except lease term):

	As of December 31,	As of December 31,
	2024	2023
Operating lease right-of-use asset	$683	$1,014
Operating lease liability, current (included in accrued expenses and other current liabilities)	364	335
Operating lease liability, noncurrent (included in other liabilities, noncurrent)	359	723
Weighted-average remaining term for operating lease (in years)	1.9	2.9
The weighted-average discount rate used to measure the present value of the operating lease liabilities was 5.0%.
Maturities of the Company’s operating lease liabilities as of December 31, 2024, were as follows (in thousands):

Operating leases
2025	$390
2026	367
Total future minimum lease payments	757
Less imputed interest	(34)
Total operating lease liability	$723

Life360, Inc.
Notes to Consolidated Financial Statements

Intangible Assets, net
Intangible assets, net consists of the following (in thousands):

	As of December 31, 2024
	Gross	Accumulated Amortization	Net
Trade name	$23,380	$(7,100)	$16,280
Technology	22,430	(13,677)	8,753
Customer relationships	15,290	(5,668)	9,622
Internal use software	7,076	(1,157)	5,919
Total	$68,176	$(27,602)	$40,574

	As of December 31, 2023
	Gross	Accumulated Amortization	Net
Trade name	$23,380	$(4,762)	$18,618
Technology	22,430	(9,191)	13,239
Customer relationships	15,290	(3,782)	11,508
Internal use software	2,416	(340)	2,076
Total	$63,516	$(18,075)	$45,441
For the years ended December 31, 2024 and 2023 the Company capitalized $4.7 million and $1.7 million, respectively, in internal use software.
For the years ended December 31, 2024, 2023, and 2022 amortization expense was $9.5 million, $9.0 million, and $8.7 million, respectively.
As of December 31, 2024, estimated remaining amortization expense for intangible assets by fiscal year is as follows (in thousands):

Amount
2025	$10,670
2026	10,227
2027	5,511
2028	4,225
2029	4,225
Thereafter	4,779
Total future amortization expense	39,637
Internal use software not yet in service	937
Total future amortization expense	$40,574
The weighted-average remaining useful lives of the Company’s acquired intangible assets are as follows:

Weighted-Average Remaining Useful Life
As of December 31,
	2024	2023
Trade name	7.0 years	8.0 years
Technology	1.9 years	2.9 years
Customer relationships	5.1 years	6.1 years
Internal use software	2.6 years	3.6 years

Life360, Inc.
Notes to Consolidated Financial Statements

As of December 31, 2024, the Company had $0.9 million of capitalized internal use software projects that were not yet in service. These projects have been excluded from the weighted-average remaining useful life calculation for internal use software in the table above.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other liabilities consist of the following (in thousands):

	As of December 31,
	2024	2023
Accrued vendor expenses	$13,856	$10,020
Accrued compensation	3,834	3,349
Customer related promotions and discounts	9,761	9,049
Sales return reserves	2,817	3,285
Other current liabilities	1,747	1,835
Total accrued expenses and other current liabilities	$32,015	$27,538
As of December 31, 2024, other current liabilities primarily relate to the Company’s operating lease liability and sales tax payable. As of December 31, 2023, other current liabilities primarily relate to the operating lease liability, warranty liabilities related to the Company’s hardware tracking devices, and inventory received not yet billed.
8. Convertible Notes
July 2021 Convertible Notes
In July 2021, the Company issued the July 2021 Convertible Notes to investors with an underlying principal amount of $2.1 million. In June 2024, the July 2021 Convertible Notes were converted to common stock based on a fixed conversion price of $11.96 per share. At the time of conversion, the July 2021 Convertible Notes had an outstanding principal and accrued interest balance of $2.2 million. As a result of the conversion, 184,192 shares of common stock were issued to the holders in redemption of the outstanding July 2021 Convertible Notes. In June 2024, the fair value of the issued common stock was recorded within additional paid-in capital on the Company’s consolidated balance sheet and a $0.9 million loss on the settlement of the July 2021 Convertible Notes was recorded in other income (expense), net on the consolidated statements of operations and comprehensive loss. As of December 31, 2024, the balance of the July 2021 Convertible Notes is zero on the Company’s consolidated balance sheet.
The Company recognized a total of $0.1 million, $0.4 million, and $0.4 million in non-cash interest expense related to the July 2021 Convertible Notes for the years ended December 31, 2024, 2023, and 2022, respectively.
September 2021 Convertible Notes
In September 2021, the Company, in connection with the acquisition of Jiobit, issued $11.6 million representing the fair value of convertible notes (the “September 2021 Convertible Notes”) and $1.6 million of revesting convertible notes that vested over time. In April 2024, the holders of the September 2021 Convertible Notes elected to convert their notes and accrued interest to common stock based on a fixed conversion price of $22.50 per share. At the time of conversion, the September 2021 Convertible Notes had an outstanding principal and accrued interest balance of $3.5 million. As a result of the conversion, 157,685 shares of common stock with a fair value of $3.5 million were issued to the holders in redemption of the outstanding September 2021 Convertible Notes. In April 2024, the fair value of the issued common stock was recorded within additional paid-in capital on the Company’s consolidated balance sheet and a $0.5 million gain on settlement of the September 2021 Convertible Notes was recorded in other income (expense), net on the consolidated statements of operations and comprehensive loss. As of December 31, 2024, the balance of the September 2021 Convertible Notes is zero on the Company’s consolidated balance sheet.

Life360, Inc.
Notes to Consolidated Financial Statements

Convertible notes, current and noncurrent consist of the following (in thousands):

	As of December 31,
	2024	2023
Convertible notes, current:
September 2021 Convertible Notes	$—	$3,449
Convertible notes, noncurrent:
July 2021 Convertible Notes	—	1,056
Total convertible notes	$—	$4,505
9. Derivative Liability
The Company’s derivative liability, which represented embedded share-settled redemption features bifurcated from its July 2021 Convertible Notes, was settled in June 2024 upon the conversion of the July 2021 Convertible Notes to common stock based on a fixed conversion price of $11.96 per share. A $1.9 million gain was recorded at the time of conversion within other income (expense), net on the consolidated statements of operations and comprehensive loss for the year ended December 31, 2024. As of December 31, 2024, the fair value of the derivative liability was zero on the Company’s consolidated balance sheet. As of December 31, 2023, the fair value of the derivative liability was $0.2 million. Refer to Note 5, "Fair Value Measurements" and Note 8, "Convertible Notes" for further details.
10. Commitments and Contingencies
Purchase Commitments
The Company has contractual commitments with our cloud platform provider and contract manufacturer that are non-cancellable. As of December 31, 2024, future non-cancellable commitments under these arrangements were as follows (in thousands):

Amount
2025	29,894
2026	25,500
2027	26,000
Total purchase commitments	$81,394
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

Life360, Inc.
Notes to Consolidated Financial Statements

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
On March 12, 2019, a former alleged competitor of Tile, Cellwitch, Inc, filed a patent infringement claim against Tile in the U.S. District Court, Northern District of California, seeking permanent injunction and damages. On December 18, 2019, Tile filed an inter partes review petition with the Patent Trial and Appeal Board (“PTAB”) challenging the validity of the patent. On May 13, 2021, the PTAB issued a Final Written Decision on Tile’s inter partes review petition (the “Final Written Decision”), finding a majority of the claims invalid. The Final Written Decision was affirmed by the U.S. Court of Appeals for the Federal Circuit on May 13, 2022. The case is currently in trial court, with trial scheduled to begin on July 14, 2025. At this time, a loss is reasonably possible but not estimable, and as a result no legal accrual has been recorded on our consolidated balance sheets as of December 31, 2024.
On August 14, 2023, plaintiffs Stephanie Ireland-Gordy and Shannon Ireland-Gordy filed a putative class action lawsuit against Tile, Life360, and Amazon.com, Inc. in the U.S. District Court for the Northern District of California. An amended complaint was filed on April 26, 2024, adding named plaintiffs Melissa Broad and Jane Doe. Plaintiffs allege that Tile trackers were used by third parties to monitor their movements without their consent, and assert product liability and other claims. At this time, a loss is not probable nor estimable, and as a result, no legal accrual has been recorded on our consolidated balance sheets as of December 31, 2024.
No litigation reserve was recorded on our consolidated balance sheets as of December 31, 2024 or December 31, 2023.
11. Common Stock
In June 2024, in connection with its U.S. IPO, the Company issued a total of 3,703,704 shares of common stock.
The Company has reserved shares of common stock, on an as if converted basis, for issuance as follows:

	As of December 31,
	2024	2023
Issuances under stock incentive plan, stock options	5,673,947	6,625,812
Issuances upon exercise of common stock warrants	7,761	137,658
Issuances upon vesting of restricted stock units	5,091,601	6,182,543
Issuances upon conversion of convertible notes	—	325,981
Shares reserved for shares available to be granted but not granted yet	12,815,029	16,882,215
	23,588,338	30,154,209

Life360, Inc.
Notes to Consolidated Financial Statements

12. Warrants
As of December 31, 2024 , the Company had 7,761 outstanding warrants, entitling the holder thereof to purchase shares of the Company’s common stock with an exercise price of $6.44 and expiry date in 2025.
As of December 31, 2023, the Company had 137,658 outstanding warrants, entitling the holder thereof to purchase shares of Company common stock with exercise prices ranging from $2.28 to $11.96 and expiry dates ranging from 2024 to 2026.
13. Equity Incentive Plan
2011 Equity Incentive Plan
The Company’s 2011 Stock Plan was originally adopted by the Company’s Board of Directors on July 27, 2011 and the Company’s stockholders on October 11, 2011, and most recently amended and restated, and adopted by the Board of Directors on March 10, 2020 and the Company’s stockholders on July 21, 2020 (as restated, the “Plan”). The Plan allows the Company to grant restricted stock units (“RSUs”), performance-based restricted stock units (“PRSUs”), restricted stock and stock options to employees and consultants of the Company and any of the Company’s parent, subsidiaries, or affiliates, and to the members of the Board of Directors. Options granted under the Plan may be either incentive stock options or nonqualified stock options. Incentive stock options (“ISOs”), may be granted only to employees of the Company or any of the Company’s parent or subsidiaries (including officers and directors who are also employees). Nonqualified stock options (“NSOs”), may be granted to any person eligible for grants under the Plan.
The Board of Directors or the Compensation Committee of the Board of Directors determines the period over which options vest and become exercisable. Options issued under the Plan generally are exercisable for periods not to exceed ten years and generally vest over a 4-year period with 25% vesting after one year and the remainder vesting monthly thereafter in equal installments.
The Board of Directors or the Compensation Committee of the Board of Directors also determines the term of options, provided the maximum term for ISOs granted to a 10% stockholder must be no longer than 5 years from date of grant and the maximum term for all other options must be no longer than 10 years from date of grant. If an option holder’s service terminates, options generally terminate 3 months from the date of termination except under certain circumstances such as death or disability.
The following summary of stock option activity for the periods presented is as follows (in thousands, except share and per share data):

	Number of Shares Underlying Outstanding Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Balance as of December 31, 2023	6,625,812	$6.57	4.68	$59,957
Options granted	—	—
Options exercised	(758,101)	7.62
Options cancelled/forfeited	(193,764)	14.54
Balance as of December 31, 2024	5,673,947	6.16	3.89	199,239
Exercisable as of December 31, 2024	5,296,299	$5.72	3.82	$188,261
As of December 31, 2024, there was total unrecognized compensation cost for outstanding stock options of $2.1 million to be recognized over a period of approximately 1.1 years.
As of December 31, 2024, the Company had 23,588,338 shares reserved for issuance and 12,815,029 shares available for issuance under the Plan. There were no stock options granted during the years ended December 31, 2024 and 2023. Stock options granted during the year ended December 31, 2022 had a weighted average grant date fair value of $8.33.

Life360, Inc.
Notes to Consolidated Financial Statements

The intrinsic values of outstanding, vested, and exercisable options were determined by multiplying the number of shares by the difference in exercise price of the options and the fair value of the common stock as of December 31, 2024, 2023, and 2022 of $41.27, $15.46, and $9.94 per share, respectively. The intrinsic value of the options exercised represents the difference between the exercise price and the fair market value on the date of exercise. The total intrinsic value of the options exercised during the years ended December 31, 2024, 2023, and 2022 was $18.2 million, $7.7 million, and $4.1 million, respectively.
Performance-based Restricted Stock Units
The Company granted 115,403 PRSUs (“the Target Grant”) to certain executive officers during the year ended December 31, 2024. No PRSUs were granted to executive officers during the year ended December 31, 2023 or 2022. The number of PRSUs that may vest depends on the extent to which the performance goals for the award are achieved over a one-year performance period, as determined by the Compensation Committee of the Board, up to a maximum of 200% of the Target Grant. The performance goals for the PRSUs consist of the following two metrics, each with a weighting of 50%: (1) a revenue metric for the year ended December 31, 2024; and (2) an Adjusted EBITDA metric for the year ended December 31, 2024. Each of the metrics are within the Company’s published revenue and Adjusted EBITDA guidance described in the Company’s press release furnished within Exhibit 99.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 29, 2024.
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

As of December 31, 2024, the performance goals for the PRSU awards have been achieved at 135% and only the service conditions remain. No PRSU shares have vested as of December 31, 2024, in accordance with the vesting schedule of the awards.
RSU, including PRSU, activity for the periods presented is as follows:

	Number of Shares	Weighted average grant date fair value
Balance as of December 31, 2023	6,182,543	$12.67
RSUs & PRSUs granted	2,572,091	27.36
RSUs vested and settled	(3,195,162)	31.61
RSUs cancelled/forfeited	(467,871)	14.37
Balance as of December 31, 2024	5,091,601	$19.22
As of December 31, 2024, there was unrecognized compensation cost for outstanding restricted stock awards, including PRSUs, of $86.6 million to be recognized over a period of approximately 2.8 years.
The number of RSUs vested and settled includes shares of common stock that the Company withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements. RSUs and PRSUs granted during the years ended December 31, 2024, 2023, and 2022 had a weighted average grant date fair value of $27.36, $13.15, and $12.13 per share, respectively. The total fair value of shares vested during the years ended December 31, 2024, 2023, and 2022 was $101.0 million, $39.2 million, and $12.0 million, respectively.

Stock Options Granted to Employees
The fair value of the employee stock options granted is estimated using the Black-Scholes option-pricing model, based on the following assumptions:

Life360, Inc.
Notes to Consolidated Financial Statements

	Year Ended December 31,
	2024	2023	2022
Expected terms (in years)	N/A	N/A	3.87
Expected volatility	N/A	N/A	65%
Risk-free interest rate	N/A	N/A	2.22%
Expected dividend rate	N/A	N/A	0%
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
Expected Volatility: Since we have limited trading history of CDIs in 2022, interests in our common stock, the expected volatility is determined based on the historical stock volatilities of our comparable companies, and the Company’s trading data since listing on the ASX. Comparable companies consist of public companies in our industry, which are similar in size, stage of life cycle and financial leverage. As of 2024, expected term assumptions are all historical data for the Company’s common stock.
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
In connection with the Tile Acquisition in January 2022, the Company issued 1,499,349 shares of retention RSUs with an aggregate fair value of $29.6 million. Of the 1,499,349 shares of retention restricted stock units, 787,446 shares valued at $15.6 million contained performance vesting criteria based on the achievement of certain company milestones during the three months ended March 31, 2022, and vest over a two year period. As of March 31, 2022, the vesting criteria had not been met and all 787,446 restricted stock units were forfeited. The remaining 711,903 retention restricted stock units vest over a two to four year period. As of December 31, 2024, there was $0.3 million of unrecognized compensation expense related to the retention restricted stock units which is expected to be recognized over the remaining weighted average life of 1.0 year. As of December 31, 2023, there was $0.7 million of unrecognized compensation expense related to the retention restricted stock units which is expected to be recognized over the remaining weighted average life of 1.9 years.
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
A total of 1,561 shares of common stock with an aggregate fair value of $30.8 thousand were issued to a key employee, the vesting of which is subject to continued employment over a 30-month period. As of December 31, 2024 and 2023, there was an immaterial amount of unrecognized compensation expense related to unvested restricted stock units which is expected to be recognized over the remaining 0 years and 0.5 years, respectively.

Life360, Inc.
Notes to Consolidated Financial Statements

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
Stock-Based Compensation
Stock-based compensation expense was allocated as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Cost of revenue
Subscription costs	$730	$651	$684
Hardware costs	798	1,096	514
Other costs	4	43	237
Total cost of revenue	1,532	1,790	1,435
Research and development	25,457	22,015	19,431
Sales and marketing	3,344	3,059	3,834
General and administrative	11,936	11,648	9,980
Total stock-based compensation expense	$42,269	$38,512	$34,680
There was $0.7 million of capitalized stock-based compensation costs during the year ended December 31, 2024. There was an immaterial amount of capitalized stock-based compensation costs during the years ended December 31, 2023 and 2022.
14. Income Taxes
The Company has historically incurred pre-tax net operating losses only in the United States since its inception. During the year ended December 31, 2024, the Company incurred $5.5 million of pre-tax net operating losses in the United States and $0.9 million of pre-tax net operating income internationally.
An income tax provision (benefit) of $(0.1) million, $0.6 million and $0.1 million was recorded for the years ended December 31, 2024, 2023 and 2022, respectively. In accordance with ASC 805, a change in the acquirer’s valuation allowance that stems from a business combination should be recognized as an element of the acquirer’s income tax expense or benefit in the period of the acquisition.
The reconciliation of the Company’s effective tax rate to the U.S. statutory federal income tax rate was as follows:

	Year Ended December 31,
	2024	2023	2022
Statutory federal income tax rate	21%	21%	21%
State tax rate	43%	(3)%	—%
Research and development tax credits	103%	5%	—%
Stock-based compensation	273%	1%	(2)%
Fair value adjustment	(4)%	(1)%	2%
Permanent differences	(4)%	(1)%	(2)%
Officer Compensation	(102)%	(10)%	—%
Change in valuation allowance	(303)%	(14)%	(19)%
Stock issuance	(25)%	—%	—%
Effective tax rate	2%	(2)%	—%

Life360, Inc.
Notes to Consolidated Financial Statements

The significant components of net deferred income tax assets were as follows (in thousands):

	Year Ended December 31,
	2024	2023
Deferred tax assets:
Reserves and allowances	$2,977	$1,002
Lease liability	175	259
Depreciable assets	—	162
Net operating loss carryforward	52,776	46,877
Stock-based compensation	3,307	4,359
Capitalized research and development	42,610	39,112
Credits carryforward	16,937	12,651
Total deferred tax assets	118,782	104,422
Deferred tax liabilities:
Operating lease right-of-use asset	(165)	(250)
Depreciable assets	(125)	—
Acquired intangibles	(9,178)	(10,073)
Data Revenue Partner Warrant	(2,302)	—
Total deferred tax liabilities	(11,770)	(10,323)
Less: Valuation allowance and other reserves	(107,012)	(94,099)
Net deferred tax asset	$—	$—
The Company has provided a full valuation allowance on the net deferred tax assets. The valuation allowance increased by $12.9 million during 2024 and $4.5 million during 2023.

At December 31, 2024 the Company had approximately $219.5 million and $121.5 million of federal and state net operating loss carryforwards, respectively, available to offset future taxable income. Such carryforwards expire in varying amounts beginning in 2027. The federal net operating loss carryforwards of $145.6 million arising after December 31, 2017 do not expire.

The Company also had federal and state research and development credit carryforwards of $15.5 million and $14.7 million, respectively. The federal tax credits expire in varying amounts beginning in 2034. The state tax credits do not expire. Additionally, the Company has approximately $0.2 million of tax credits in Canada, which are expected to expire in varying amounts beginning 2033.

The Tax Reform Act of 1986 limits the use of net operating loss carryforwards in certain situations where changes occur in the stock ownership of a Company. The annual limitation may result in the expiration of net operating losses and credits before utilization. The Company performed a Section 382 analysis through December 31, 2024. The Company does not expect any previous ownership changes (as defined under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended) to result in a limitation that will materially reduce the total amount of net operating loss carryforwards and credits that can be utilized. Subsequent ownership changes may affect the limitation in future years.

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

As of December 31, 2024 and 2023, the Company had $12.0 million and $12.1 million, respectively, of gross unrecognized tax benefits related to federal and state research credits. As of December 31, 2024 all unrecognized tax benefits, if recognized, will not affect the Company’s effective tax rate. The Company does not anticipate any unrecognized tax benefits in the next 12 months that would result in a material change to its financial position.

Life360, Inc.
Notes to Consolidated Financial Statements

The aggregate changes in the balance of gross unrecognized tax benefits were as follows (in thousands):

Balance as of December 31, 2022	$11,091
Additions based on tax positions related to 2023	968
Additions for tax positions of prior years	—
Balance as of December 31, 2023	12,059
Additions based on tax positions related to 2024	2,050
Reductions for tax positions of prior years	(2,077)
Balance as of December 31, 2024	$12,032
15. Related-Party Transactions
Hubble Transactions
In November and December 2024, the Company entered into a strategic partnership and series of transactions with Hubble Network, Inc. (“Hubble”), including (i) a technology exclusivity and revenue share agreement (“Hubble Agreement”), (ii) a Hubble SAFE investment (“Related Party SAFE”); and (iii) Hubble’s issuance of a warrant to purchase common stock (“Related Party Warrant”). The Hubble Agreement has an initial term of 5 years beginning on November 12, 2024.
As part of this partnership, the Company will leverage Hubble’s global satellite infrastructure to introduce a new global location-tracking network service offering. The partnership agreement includes revenue-share payments in which Hubble will pay the Company a percentage of revenue earned from leveraging the new global location-tracking network service offering. Refer to Note 2, "Summary of Significant Accounting Policies" for additional information. As of December 31, 2024, the Company earned no net revenue from the revenue share arrangement. The partnership also allows Hubble to purchase Tile hardware devices at a price equal to the Company’s burdened cost of goods sold plus 12.5%. During the year ended December 31, 2024, the Company recognized $0.1 million in hardware revenue from sales to Hubble, which is also included in accounts receivable, net, as of year-end on the Company’s consolidated balance sheet.

Alex Haro, the founder, and Chief Executive Officer of Hubble is a co-founder, former executive, and existing member of the Company’s Board of Directors. In addition, as part of the agreement, the Company obtained an observer right to Hubble’s Board of Directors. As a result, all transactions with Hubble entered into in connection with the strategic partnership are considered related party transactions.
Payments made on behalf of Related Parties in connection with the U.S. IPO
On June 6, 2024, in connection with its U.S. IPO, the Company issued and sold 3,703,704 shares of common stock and certain selling securityholders including members of the Company’s board of directors, executive officers, non-executive employees, and other stockholders of the Company, sold 2,908,796 shares of common stock (including 862,500 shares sold pursuant to the underwriters’ full exercise of their option to purchase additional shares) in each case at an offering price of $27.00 per share. The Company received net proceeds of $93.0 million after deducting underwriting discounts and commissions of $7.0 million. The Company did not receive any proceeds from the sale of shares of common stock by the selling securityholders. The Company paid the underwriting discounts and commissions in connection with the sale of shares of common stock by the selling securityholders. A summary of the expenses paid on behalf of the selling securityholders is detailed below (in millions):

Life360, Inc.
Notes to Consolidated Financial Statements

Year Ended December 31, 2024
Executive Officers(1)	$0.9
Board of Directors	3.9
Non-Executive Employees	0.1
Other	0.6
Total	$5.5
(1) Includes $0.7 million in expenses paid on behalf of a securityholder who is both an executive officer and member of the board of directors.

The $5.5 million in total fees paid have been recorded within Other income (expense), net on the consolidated statement of operations and comprehensive loss for the year ended December 31, 2024.

For additional details regarding this transaction, refer to the prospectus supplement filed with the SEC on June 6, 2024 as well as the registration statement on Form S-3 (File No. 333-279271) filed with the SEC on May 9, 2024, of which the prospectus supplement forms a part.
Other Related Party Transactions
Non-executive director, James Synge, is a Principal and Partner of Carthona Capital. During the year ended December 31, 2022, Carthona Capital received consideration of $0.1 million for consultancy services to the Company in relation to capital raising matters. No similar payments were made for the years ended December 31, 2024 or 2023.
16. Defined Contribution Plan
The Company sponsors a defined contribution plan under Section 401(k) of the Internal Revenue Code covering substantially all employees over the age of 21 years. Contributions made by the Company are voluntary and are determined annually by the Board of Directors on an individual basis subject to the maximum allowable amount under federal tax regulations. Employer contributions to the plan were $1.2 million and $1.1 million for the years ended December 31, 2024 and December 31, 2023, respectively. There were immaterial employer contributions to the plan for the year ended December 31, 2022
17. Net Loss Per Share
Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding for the fiscal period. Diluted net loss per share reflects the potential dilution that could occur if options, RSUs, PRSUs, warrants, or other securities that could result in the issuance of common stock were exercised or converted to common stock using the treasury-stock method. The dilutive effect of the outstanding September 2021 Convertible Notes and July 2021 Convertible Notes are reflected in diluted net loss per share by application of the if-converted method for the years ended December 31, 2023 and 2022.

Life360, Inc.
Notes to Consolidated Financial Statements

The following table presents the calculation of basic and diluted net loss per share (in thousands, except share and per share data):

	Year Ended December 31,
	2024	2023	2022
Numerator:
Net loss	$(4,555)	$(28,171)	$(91,629)
Denominator:
Weighted-average shares used in computing net loss per share, basic	72,125,571	66,748,542	62,209,545
Net loss per share, basic	$(0.06)	$(0.42)	$(1.47)

	Year Ended December 31,
	2024	2023	2022
Numerator:
Net loss	$(4,555)	$(28,171)	$(91,629)
(Gain)/loss attributable to September 2021 Convertible Notes	—	—	(1,786)
(Gain)/loss attributable to July 2021 Convertible Notes	—	—	(1,295)
Interest attributable to July 2021 and September 2021 Convertible Notes	—	—	515
Adjusted net loss for diluted earnings per share	(4,555)	(28,171)	(94,195)
Denominator:
Weighted-average shares used in computing net loss per share, basic	72,125,571	66,748,542	62,209,545
Effect of dilutive securities:
September 2021 Convertible Notes	—	—	453,626
July 2021 Convertible Notes	—	—	176,422
Adjusted weighted-average shares used in computing net loss per share, diluted	72,125,571	66,748,542	62,839,593
Net loss per share, diluted	$(0.06)	$(0.42)	$(1.50)

The potential shares of common stock that were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive are as follows:

	Year Ended December 31,
	2024	2023	2022
Issuances under stock incentive plan, stock options	5,673,947	6,625,812	8,180,840
Issuances upon exercise of common stock warrants	7,761	137,658	137,658
Issuances upon vesting of restricted stock units	5,091,601	6,182,543	6,779,892
Issuances upon conversion of convertible notes	—	325,981	—
Total	10,773,309	13,271,994	15,098,390

Life360, Inc.
Notes to Consolidated Financial Statements

18. Subsequent Events
On February 27, 2025, the Company entered into an Asset Purchase Agreement with Fantix, Inc., to purchase certain assets of Fantix, Inc., for a total consideration of $4.5 million.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024 pursuant to Rule 13a‑15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The term “disclosure controls and procedures” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our management concluded that our disclosure controls and procedures were effective as of December 31, 2024.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the twelve months ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the guidelines established in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP.
Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.
Our independent registered public accounting firm, Deloitte & Touche LLP, has audited the consolidated financial statements included in this Annual Report and, as part of the audit, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2024, which is included below.

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

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Life360, Inc. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 27, 2025, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

San Francisco, California
February 27, 2025

Item 9B. Other Information.
Rule 10b5-1 Trading Plans
Our officers, as defined in Rule 16a-1(f) of the Exchange Act (“Section 16 Officers”), may from time to time enter into plans for the purchase or sale of our common stock that are intended to satisfy the affirmative defense in Rule 10b5-1(c) of the Exchange Act. During the three months ended December 31, 2024, the following Section 16 Officers adopted or terminated a “Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K of the Exchange Act:

Name	Title	Action	Adoption Date	Expiration Date	Total number of securities to be sold
Russell Burke	Chief Financial Officer	Adoption	09/06/2024	07/28/2025	Up to 49,590 shares
Lauren Antonoff	Chief Operating Officer	Adoption	11/27/2024	12/01/2025	Up to 55,005 shares
Susan Stick	General Counsel	Adoption	11/27/2024	12/01/2025	Up to 55,005 shares
John Philip Coghlan	Chair of the Board of Directors	Adoption	12/06/2024	12/05/2025	Up to 31,250 shares
Additionally, on November 15, 2024, Chris Hulls, our Chief Executive Officer, terminated his 10b5-1 trading plan. Mr. Hulls’ 10b5-1 trading plan was originally adopted on September 12, 2024 and was designed to be in effect until August 31, 2025. The aggregate number of shares of common stock to be sold pursuant to Mr. Hulls’ 10b5-1 trading plan was 219,000.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item will be contained in the Company’s Proxy Statement for its 2025 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2024 (the “2025 Proxy Statement”), under the headings “Proposal 1 — Election of Directors” and “Executive Officers” and is incorporated herein by reference.
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
We have insider trading policies and procedures that govern the purchase, sale and other disposition of our securities by directors, officers, employees and contractors, as well as by the Company itself. We believe these policies and procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations and listing standards applicable to the Company. A copy of our Insider Trading Policy is filed with this Annual Report on Form 10-K as Exhibit 19.1.

Item 11. Executive Compensation.
The information required by this item will be contained in the Company’s 2025 Proxy Statement, under the heading “Executive Compensation,” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item will be contained in the Company’s 2025 Proxy Statement, under the heading “Security Ownership of Certain Beneficial Owners and Management,” and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item will be contained in the Company’s 2025 Proxy Statement, under the heading “Transactions with Related Persons and Indemnification,” and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.
The information required by this item will be contained in the Company’s 2025 Proxy, under the heading - Principal Accountant Fees and Services,” and is incorporated herein by reference.

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

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	File No.	Filing Date	Exhibit Number

3.1*	Restated Certificate of Incorporation of the Company		8-K	000-56424	June 3, 2024	3.1

3.2*	Amended and Restated Bylaws of the Company		8-K	000-56424	June 3, 2024	3.2

4.1†*	Fourth Amended and Restated Investors’ Rights Agreement dated September 18, 2018, by and among Life360, Inc., the Founders, the Existing Preferred Holders and the New Investors		10-12G/A	000-56424	July 5, 2022	4.1

4.2	Description of Capital Stock	X

10.1+*	Form of Indemnification Agreement between Life360 and its directors and officers		10-12G/A	000-56424	July 5, 2022	10.1

10.2+*	Amended and Restated 2011 Stock Plan		10-12G/A	000-56424	July 5, 2022	10.2

10.3+	Form of Amended and Restated 2011 Stock Plan Restricted Stock Unit Agreement		10-K	000-56424	February 29, 2024	10.3

10.4+	Form of Amended and Restated 2011 Stock Plan Stock Option Agreement		10-K	000-56424	February 29, 2024	10.4

10.5+*	Life360 Compensation Plan for Board Directors and Company Leadership		10-12G/A	000-56424	July 5, 2022	10.5

10.6+*	Employment Agreement, dated May 14, 2019, between Life360, Inc. and Chris Hulls		10-12G/A	000-56424	July 5, 2022	10.6

10.7+†*	Employment Agreement, dated November 22, 2021, by and between Tile, Inc., pursuant to that certain Agreement and Plan of Merger, dated November 22, 2021, by and between the Company, Life360, Inc. and certain other parties, and Charles J. Prober		10-12G/A	000-56424	July 5, 2022	10.8

10.8+*	First Amendment to Employment Agreement, dated April 7, 2022, between Life360, Inc. and Charles J. Prober		10-12G/A	000-56424	July 5, 2022	10.9

10.9+*	Retention Bonus Letter between Life360, Inc. and Christopher Hulls (2016)	10-12G/A	000-56424	July 5, 2022	10.11

10.10§*	Data Services and License Agreement, effective as of January 26, 2022, by and between Life360, Inc. and Placer Labs Inc.	10-12G/A	000-56424	July 5, 2022	10.13

10.11§	Amendment No. 1 to Data Services and License Agreement, effective as of June 8, 2022, by and between Life360, Inc. and Placer Labs Inc.	10-K	000-56424	February 29, 2024	10.12

10.12†§*	Warranty Program Agreement, dated June 26, 2020, by and between Cover Genius Warranty Services, LLC and Tile, Inc.	10-12G/A	000-56424	July 5, 2022	10.15

10.13§*	First Amendment to the Warranty Program Agreement, dated September 17, 2020, by and between Cover Genius Warranty Services, LLC and Tile, Inc.	10-12G/A	000-56424	July 5, 2022	10.16

10.14§*	Second Amendment to the Warranty Program Agreement, dated October 8, 2021, by and between Cover Genius Warranty Services, LLC and Tile, Inc.	10-12G/A	000-56424	July 5, 2022	10.17

10.15§*	Manufacturing Services Agreement, dated March 8, 2017, by and between Jabil Circuit, Inc., Jabil Circuit (Singapore) Pte. Ltd. and Tile, Inc.	10-12G/A	000-56424	July 5, 2022	10.18

10.16*	Letter Agreement, dated June 2, 2022, by and among Jabil, Inc., Jabil Circuit (Singapore) Pte. Ltd. and Tile, Inc.	10-12G/A	000-56424	July 5, 2022	10.19

10.17†*	Office Lease for 1900 S. Norfolk Street, Suite 310, San Mateo, California, dated September 12, 2019, by and between 1900 Atrium Associates, LP and Tile, Inc.	10-12G/A	000-56424	July 5, 2022	10.31

10.18*	First Amendment to Lease for 1900 S. Norfolk Street, Suite 310, San Mateo, California, dated August 18, 2020, by and between 1900 Atrium Associates, LP and Tile, Inc.	10-12G/A	000-56424	July 5, 2022	10.32

10.19*	Second Amendment to Lease for 1900 S. Norfolk Street, Suite 310, San Mateo, California, dated January 10, 2022, by and between 1900 Atrium Associates, LP and Tile, Inc.	10-12G/A	000-56424	July 5, 2022	10.33

10.20*	Fourth Amendment to Lease for 1900 S. Norfolk Street, Suite 310, San Mateo, California, dated May 4, 2023, by and between 1900 Atrium Associates, L.P. and Life360, Inc.	10-Q	000-56424	August 14, 2023	10.1

10.21*	Vendor Terms and Conditions between Tile, Inc. and Amazon.com, effective June 4, 2018	10-12G/A	000-56424	July 5, 2022	10.35

10.22*	Apple Developer Program License Agreement between Life360, Inc. and Apple Inc.	10-12G/A	000-56424	July 5, 2022	10.36

10.23*	Schedules 2 and 3 to Apple Developer Program License Agreement between Life360, Inc. and Apple Inc.	10-12G/A	000-56424	July 5, 2022	10.37

10.24*	Separation Agreement and Consulting Agreement between Life360, Inc. and CJ Prober	10-Q	000-56424	August 14, 2023	10.2

10.25+	Form of Non-Executive Director Appointment Letter		10-K	000-56424	February 29, 2024	10.26

10.26*	Form of 2023 Severance and Change in Control Plan		10-Q	000-56424	May 10, 2024	10.1

10.27+*	Employment Agreement, dated May 11, 2020, by and between Life360, Inc. and Russell Burke		10-Q	000-56424	May 10, 2024	10.2

10.28+*	Employment Agreement, dated May 2, 2023, by and between Life360, Inc. and Lauren Antonoff		10-Q	000-56424	May 10, 2024	10.3

10.29+*	Employment Agreement, dated July 31, 2023, by and between Life360, Inc. and Susan Stick		10-Q	000-56424	May 10, 2024	10.4

10.30*	Jabil Manufacturing Services Agreement, dated October 25, 2024, by and between Life360, Inc. and Jabil Inc., for itself and Jabil Circuit (Singapore) Pte. Ltd.		10-Q	0001-42120	November 12, 2024	10.1

10.31	Exclusivity and Revenue Share Agreement with Hubble Network Inc.	X

19.1	Insider Trading Policy	X

21.1*	List of Subsidiaries of the Company		10-12G/A	000-56424	July 5, 2022	21.1

23.1	Consent of Deloitte and Touche LLP, an Independent Registered Public Accounting Firm.	X

23.2	Consent of BDO USA, P.C., an Independent Registered Public Accounting Firm	X

24.1	Power of Attorney (included on the signature page to this report)	X

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) of the Exchange Act.	X

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) of the Exchange Act	X

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

97.1	Incentive Compensation Recoupment Policy	X

101.INS	Inline XBRL Instance Document	X

101.SCH	Inline XBRL Schema Document	X

101.CAL	Inline XBRL Calculation Linkbase Document	X

101.DEF	Inline XBRL Definition Linkbase Document	X

101.LAB	Inline XBRL Label Linkbase Document	X

101.PRE	Inline XBRL Presentation Linkbase Document	X

104	Cover Page Interactive Data (formatted as Inline XBRL and contained in Exhibit 101)	X

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

LIFE360, INC.

Dated:	February 27, 2025	By:	/s/ Chris Hulls
Chris Hulls

Chief Executive Officer
(Principal Executive Officer)

Dated:	February 27, 2025	By:	/s/ Russell Burke
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

Name	Title	Date

/s/ Chris Hulls	Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2025
Chris Hulls

/s/ Russell Burke	Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2025
Russell Burke

/s/ Charles (CJ) Prober	Director	February 27, 2025
Charles (CJ) Prober

/s/ John Philip Coghlan	Chair of the Board of Directors	February 27, 2025
John Philip Coghlan

/s/ Mark Goines	Director	February 27, 2025
Mark Goines

/s/ Alex Haro	Director	February 27, 2025
Alex Haro

/s/ Brit Morin	Director	February 27, 2025
Brit Morin

/s/ James Synge	Director	February 27, 2025
James Synge

/s/ David Wiadrowski	Director	February 27, 2025
David Wiadrowski

/s/ Randi Zuckerberg	Director	February 27, 2025
Randi Zuckerberg