Form 10-K/A
period 2024-12-31
Life360, Inc.
filed 2025-04-18
CIK 1581760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-K/A
Amendment No. 1

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

Explanatory Note
The purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2024, originally filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2025 (the “Original Report”), is to revise certain administrative language within the first paragraph of Exhibit 32.2, Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer, filed with the Original Report. This Amendment No. 1 contains only the Cover Page, this Explanatory Note, Exhibits 31.1 and 31.2 and Exhibits 32.1 and 32.2. No other changes have been made to the Original Report. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Original Report or modify or update in any way disclosures made in the Original Report. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Report and our other filings with the SEC.

PART IV

Item 15. Exhibits and Financial Statement Schedules.
The following documents are filed as exhibits to this Amendment No. 1:

Exhibit No.	Description	Filed Herewith

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) of the Exchange Act.	X

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) of the Exchange Act	X

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	Inline XBRL Instance Document	X

101.SCH	Inline XBRL Schema Document	X

101.CAL	Inline XBRL Calculation Linkbase Document	X

101.DEF	Inline XBRL Definition Linkbase Document	X

101.LAB	Inline XBRL Label Linkbase Document	X

101.PRE	Inline XBRL Presentation Linkbase Document	X

104	Cover Page Interactive Data (formatted as Inline XBRL and contained in Exhibit 101)	X

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIFE360, INC.

Dated:	April 17, 2025	By:	/s/ Chris Hulls
Chris Hulls

Chief Executive Officer
(Principal Executive Officer)

Dated:	April 17, 2025	By:	/s/ Russell Burke
Russell Burke

Chief Financial Officer
(Principal Financial Officer)