Form 10-Q
period 2025-03-31
Life360, Inc.
filed 2025-05-12
CIK 1581760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	LIF	The Nasdaq Stock Market LLC
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No  ☒
As of May 6, 2025, the registrant had 76,528,724 shares of common stock, par value $0.001 per share, including shares underlying all issued and outstanding Chess Depositary Interests (“CDIs”), outstanding.

Life360, Inc.
Form 10-Q for the Quarter Ended March 31, 2025
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

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on our management’s beliefs and assumptions and on information currently available to our management. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).. These forward-looking statements include statements regarding, among other things, (a) our expectations regarding our results of operations and key performance indicators, (b) key factors affecting our performance (c) our growth strategy, (d) our future financing plans, and (e) our anticipated needs for, and use of, working capital. They are generally identifiable by use of the words: “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “seek,” “believe,” “estimate,” “predict,” “potential,” “continue,” “contemplate,” “possible” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. We caution you the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report. These forward-looking statements are subject to risks and uncertainties, many of which are outside of our control, including risks related to our business, market risks, our need for additional capital, and the risk that our products and services may not perform as expected, as described in “Risk Factors” under Part II, Item 1A in this Quarterly Report and Part I, Item 1A of the Company’s Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2025 (“Annual Report”), as well as in other sections of this report, as such risks may be updated in subsequent filings with the SEC or the Australian Securities Exchange (“ASX”). In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. You should not place undue reliance on these forward-looking statements.
The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. The forward-looking statements speak only as of the date on which they are made, and, except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date on which the statements are made or to reflect the occurrence of unanticipated events. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including, but not limited to, those discussed in “Risk Factors” under Part II, Item 1A in this Quarterly Report and Part I, Item 1A in our Annual Report, and other sections in this Quarterly Report.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Life360, Inc.
Condensed Consolidated Balance Sheets
(Dollars in U.S. $, in thousands, except share and per share data)
(unaudited)

	March 31, 2025	December 31, 2024
Assets
Current Assets:
Cash and cash equivalents	$168,852	$159,238
Accounts receivable, net (including related party receivables of $0 and $55, respectively)	52,009	57,997
Inventory	9,571	8,057
Costs capitalized to obtain contracts, net	1,178	1,098
Prepaid expenses and other current assets	18,499	14,599
Total current assets	250,109	240,989
Restricted cash, noncurrent	1,503	1,221
Property and equipment, net	2,598	1,779
Costs capitalized to obtain contracts, noncurrent	1,000	1,049
Prepaid expenses and other assets, noncurrent	21,951	21,611
Operating lease right-of-use asset	598	683
Intangible assets, net	43,044	40,574
Goodwill	134,619	133,674
Total Assets	$455,422	$441,580
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$5,212	$5,463
Accrued expenses and other current liabilities	27,065	32,015
Deferred revenue, current	41,757	39,860
Total current liabilities	74,034	77,338
Deferred revenue, noncurrent	4,845	5,338
Other liabilities, noncurrent	263	359
Total Liabilities	$79,142	$83,035
Commitments and Contingencies (Note 8)
Stockholders’ Equity
Common Stock, $0.001 par value; 500,000,000 authorized as of March 31, 2025 and December 31, 2024, respectively; 76,418,660 and 75,404,996 issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	76	75
Additional paid-in capital	661,479	648,124
Accumulated deficit	(285,320)	(289,698)
Accumulated other comprehensive income	45	44
Total stockholders’ equity	376,280	358,545
Total Liabilities and Stockholders’ Equity	$455,422	$441,580
See accompanying notes to the condensed consolidated financial statements (unaudited).

Life360, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Dollars in U.S. $, in thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Subscription revenue	$81,874	$61,579
Hardware revenue	8,907	10,188
Other revenue (including related party revenue of $292 and $0, respectively)	12,843	6,460
Total revenue	103,624	78,227
Cost of subscription revenue	10,141	9,315
Cost of hardware revenue	8,597	8,012
Cost of other revenue	1,337	887
Total cost of revenue	20,075	18,214
Gross profit	83,549	60,013
Operating expenses:
Research and development	30,403	27,258
Sales and marketing	35,308	24,733
General and administrative	15,649	14,401
Total operating expenses	81,360	66,392
Income (loss) from operations	2,189	(6,379)
Other income (expense):
Convertible notes fair value adjustment	—	(608)
Derivative liability fair value adjustment	—	(1,707)
Other income, net	1,975	311
Total other income (expense), net	1,975	(2,004)
Income (loss) before income taxes	4,164	(8,383)
Provision for (benefit from) income taxes	(214)	1,394
Net income (loss)	$4,378	$(9,777)
Net income (loss) per share, basic (Note 14)	$0.06	$(0.14)
Net income (loss) per share, diluted (Note 14)	$0.05	$(0.14)
Weighted-average shares used in computing net income (loss) per share, basic (Note 14)	75,699,493	68,535,626
Weighted-average shares used in computing net income (loss) per share, diluted (Note 14)	83,445,337	68,535,626
Comprehensive income (loss)
Net income (loss)	$4,378	$(9,777)
Change in foreign currency translation adjustment	1	1
Total comprehensive income (loss)	$4,379	$(9,776)
See accompanying notes to the condensed consolidated financial statements (unaudited).

Life360, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Dollars in U.S. $, in thousands, except share and per share data)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2024	75,404,996	$75	$648,124	$(289,698)	$44	$358,545
Exercise of stock options	346,874	—	3,039	—	—	3,039
Vesting of restricted stock units	644,538	1	(1)	—	—	—
Taxes paid related to the settlement of equity awards, net of settlement proceeds received	—	—	(856)	—	—	(856)
Stock-based compensation expense	—	—	10,173	—	—	10,173
Shares issued in connection with an acquisition	22,252	—	1,000	—	—	1,000
Change in foreign currency translation adjustment	—	—	—	—	1	1
Net income	—	—	—	4,378	—	4,378
Balance at March 31, 2025	76,418,660	76	661,479	(285,320)	45	376,280

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	68,155,830	$70	$532,128	$(285,143)	$9	$247,064
Exercise of stock options	277,309	—	2,307	—	—	2,307
Exercise of warrants	41,685	—	94	—	—	94
Vesting of restricted stock units	965,238	1	(1)	—	—	—
Taxes paid related to net settlement of equity awards	—	—	(8,110)	—	—	(8,110)
Stock-based compensation expense	—	—	8,261	—	—	8,261
Change in foreign currency translation adjustment	—	—	—	—	1	1
Net loss	—	—	—	(9,777)	—	(9,777)
Balance at March 31, 2024	69,440,062	$71	$534,679	$(294,920)	$10	$239,840
See accompanying notes to the condensed consolidated financial statements (unaudited).

Life360, Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in U.S. $, in thousands)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Cash Flows from Operating Activities:
Net income (loss)	$4,378	$(9,777)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,862	2,295
Amortization of costs capitalized to obtain contracts	283	341
Amortization of operating lease right-of-use asset	84	81
Stock-based compensation expense, net of amounts capitalized	9,889	8,261
Non-cash interest expense, net	—	128
Convertible notes fair value adjustment	—	608
Derivative liability fair value adjustment	—	1,707
Non-cash revenue from investments	(367)	(446)
Provision for credit losses	339	—
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable, net	5,648	5,144
Prepaid expenses and other assets	(4,238)	3,272
Inventory	(1,514)	(2,239)
Costs capitalized to obtain contracts, net	(314)	(398)
Accounts payable	(139)	3,492
Accrued expenses and other current liabilities	(6,526)	(3,073)
Deferred revenue	1,771	1,381
Other liabilities, noncurrent	(96)	(89)
Net cash provided by operating activities	12,060	10,688
Cash Flows from Investing Activities:
Cash paid for acquisition	(2,825)	—
Internally developed software	(1,398)	(1,089)
Purchase of property and equipment	(124)	—
Net cash used in investing activities	(4,347)	(1,089)
Cash Flows from Financing Activities:
Proceeds related to tax withholdings on restricted stock settlements and the exercise of stock options and warrants	12,770	2,401
Taxes paid related to net settlement of equity awards	(10,587)	(8,110)
Net cash provided by (used in) financing activities	2,183	(5,709)
Net Increase in Cash, Cash Equivalents, and Restricted Cash	9,896	3,890
Cash, Cash Equivalents and Restricted Cash at the Beginning of the Period	160,459	70,713
Cash, Cash Equivalents, and Restricted Cash at the End of the Period	$170,355	$74,603

Supplemental disclosure:
Cash paid during the period for taxes	$—	$56
Cash paid during the period for interest	—	—
Cash payments included in the measurement of operating lease liabilities	97	94
Non-cash investing and financing activities:
Fair value of stock issued in connection with acquisition	1,000	—
Property and equipment included within accrued expenses and other current liabilities	901	—
Stock-based compensation included in internally developed software	284	—

Life360, Inc.
The following table presents the cash, cash equivalents, and restricted cash reported within the condensed consolidated statements of cash flows shown above:

	March 31, 2025	March 31, 2024
Cash and cash equivalents	$168,852	$73,401
Restricted cash, noncurrent	1,503	1,202
Total cash and cash equivalents, and restricted cash	$170,355	$74,603
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
2. Summary of Significant Accounting Policies
Included below are select significant accounting policies. Refer to Note 2, "Summary of Significant Accounting Policies" in the Company’s Annual Report for a full list of the Company’s significant accounting policies.
Basis of Presentation and Consolidation
The accompanying unaudited condensed consolidated financial statements, which include the accounts of the Company and its wholly owned subsidiaries, have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim periods and following the requirements of the SEC for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. All intercompany balances and transactions have been eliminated in consolidation.
The condensed consolidated balance sheet as of December 31, 2024, included herein, was derived from the audited financial statements as of that date. In the opinion of the Company’s management, the condensed consolidated financial statements reflect all normal recurring adjustments necessary to provide a fair presentation of the Company’s financial position, results of operations, stockholders’ equity, and cash flows for the interim periods presented. Operating results for these interim periods are not necessarily indicative of the Company’s future results of operations.
The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report.

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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
•allowance for credit losses and product returns;
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
Accounting pronouncements not yet adopted
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation (Subtopic 220-40): Disaggregation of Income Statement Expenses. The ASU requires the disclosure of additional information related to certain costs and expenses, including amounts of inventory purchases, employee compensation, and depreciation and amortization included in each income statement line item. The ASU is effective for the Company beginning in fiscal year 2027 and interim periods beginning in fiscal year 2028, with early adoption permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.
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
Concentrations of Risk and Significant Customers
Major Customers
The Company’s customers primarily consist of individual consumers, who subscribe to the Company’s product offerings through its third-party platforms (each a “Channel Partner”), data revenue customers, and retail partners, who purchase hardware tracking devices from the Company and resell them directly to individual consumers. Any changes in customer preferences and trends or changes in terms of use of Channel Partners’ platforms could have an adverse impact on the Company’s results of operations and financial condition.
The Company derives its accounts receivable from revenue earned from customers located in the United States and internationally. Channel and retail partners account for the majority of the Company’s revenue and accounts receivable for all periods presented.

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables set forth the information about the Company’s Channel Partners that processed the Company’s overall revenue transactions and retail partners who represented greater than 10% of the Company’s revenue or accounts receivable, respectively:

	Percentage of Revenue
	Three Months Ended March 31,
	2025	2024
Channel Partner (Apple)	56%	57%
Channel Partner (Google)	19%	18%

	Percentage of Gross Accounts Receivable
	As of March 31,	As of December 31,
	2025	2024
Channel Partner (Apple)	59%	*
Channel Partner (Google)	12%	49%
Data Partner A	10%	11%
Retail Partner A	10%	17%
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
Restricted Cash
The restricted cash, noncurrent balance of $1.5 million and $1.2 million as of March 31, 2025 and December 31, 2024, respectively, relates to cash deposits restricted under letters of credit issued on behalf of the Company in support of indebtedness to trade creditors incurred in the ordinary course of business.
3. Segment and Geographic Revenue
The Company operates as one operating segment. Operating segments are defined as components of an entity for which separate financial information is regularly evaluated by the chief operating decision maker (“CODM”), which is the Company’s Chief Executive Officer, in deciding how to allocate resources and assess performance. The Company’s CODM evaluates financial information and resources and assesses the performance of these resources on a consolidated basis. There is no expense or asset information that is supplemental to information disclosed within the condensed consolidated financial statements, that is regularly provided to the CODM. The allocation of resources and assessment of performance of the operating segment is based on consolidated net income (loss) and functional expenses as reported on our condensed consolidated statements of operations and comprehensive income (loss). Because the Company operates as one operating segment, financial segment information, including expense and asset information, can be found in the condensed consolidated financial statements. All material long-lived assets are based in the United States.

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Revenue by geography is generally based on the address of the customer as defined in the contract with the customer. The following table sets forth revenue by geographic region for the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024
North America	$91,385	$70,316
Europe, Middle East and Africa	6,557	4,633
Other international regions	5,682	3,278
Total revenue	$103,624	$78,227
The Company’s revenues in the United States were $89.3 million, or 86%, of total revenue for the three months ended March 31, 2025 and $68.9 million, or 88%, of total revenue for the three months ended March 31, 2024.
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
During the three months ended March 31, 2025, the Company recognized revenue of $23.0 million that was included in the deferred revenue balance at December 31, 2024. During the three months ended March 31, 2024, the Company recognized revenue of $18.4 million that was included in the deferred revenue balance at December 31, 2023.
Remaining performance obligations represent the amount of contracted future revenue not yet recognized as the amounts relate to undelivered performance obligations, including both deferred revenue and non-cancelable contracted amounts that will be invoiced and recognized as revenue in future periods. Revenue expected to be recognized in connection with remaining performance obligations was $215.0 million as of March 31, 2025, of which the Company expects 39% to be recognized over the next twelve months.
5. Fair Value Measurements
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

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company measures and reports certain assets and liabilities at fair value on a recurring basis. The fair value of these assets and liabilities as of March 31, 2025 and December 31, 2024 are classified as follows (in thousands):

	As of March 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$135,377	$—	$—	$135,377
Total assets	$135,377	$—	$—	$135,377

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$133,959	$—	$—	$133,959
Total assets	$133,959	$—	$—	$133,959
The change in fair value of the Level 3 instruments were as follows (in thousands):

	As of December 31, 2024
	Derivative liability	Convertible notes
Fair value, beginning of the year	$217	$3,449
Changes in fair value	1,707	608
Settlement of September 2021 Convertible Notes upon conversion	—	(3,548)
Gain on settlement of September 2021 Convertible Notes	—	(509)
Gain on settlement of derivative liability	$(1,924)	$—
Fair value, end of period	$—	$—
For the three months ended March 31, 2025, the Company recorded no gain or loss associated with the change in fair value of the derivative liability and convertible notes. For the three months ended March 31, 2024, the Company recorded losses associated with the change in fair value of the derivative liability and convertible notes of $1.7 million and $0.6 million, respectively. The amounts have been recorded in other income (expense), net in the condensed consolidated statements of operations and comprehensive income (loss).
6. Business Combinations
On February 27, 2025, the Company entered into an Asset Purchase Agreement with Fantix, Inc., to purchase certain assets of Fantix, Inc. for total consideration of $4.5 million, consisting of $3.5 million in cash and $1.0 million in common stock. Of the $3.5 million in cash consideration, $2.8 million was paid at closing and $0.7 million, which is payable one year from the closing date, has been recorded in accrued expenses and other current liabilities on the Company’s condensed consolidated balance sheet. The transaction has been accounted for as a business combination.
The Company also recorded $3.6 million to intangible assets, net and $0.9 million to goodwill. Goodwill represents the excess of the purchase price over the fair value of net assets acquired and reflects benefits from assets not individually identifiable, including anticipated synergies and growth opportunities. The goodwill is not deductible for tax purposes.
The Company has not presented the pro forma results of operations for the acquisition as the impact is not material to the Company’s condensed consolidated results of operations.

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

7. Balance Sheet Components
Accounts receivable, net
Accounts receivable, net consists of the following (in thousands):

	As of March 31,	As of December 31,
	2025	2024
Accounts receivable	$52,766	$58,391
Allowance for credit losses	(757)	(394)
Total accounts receivable, net	$52,009	$57,997
Accounts receivable, net is presented net of the allowance for credit losses, which represents management’s estimate of expected credit losses based on historical trends, current economic conditions, and other relevant factors as of March 31, 2025 and December 31, 2024, respectively.
Inventory
Inventory consists of the following (in thousands):

	As of March 31,	As of December 31,
	2025	2024
Raw materials	$67	$24
Finished goods	9,504	8,033
Total inventory	$9,571	$8,057

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	As of March 31,	As of December 31,
	2025	2024
Prepaid expenses	$14,972	$11,074
Other receivables	3,527	3,525
Total prepaid expenses and other current assets	$18,499	$14,599
Prepaid expenses primarily consist of certain cloud platform costs, customer service program costs and prepaid advertising. Other receivables primarily consist of freight, refunds owed to the Company and other amounts which the Company is expected to receive in less than twelve months.

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Property and Equipment, net
Property and equipment, net consists of the following (in thousands):

	As of March 31,	As of December 31,
	2025	2024
Computer equipment	$297	$297
Leasehold improvements	86	101
Production manufacturing equipment	2,038	2,026
Construction in progress	1,263	362
Furniture and fixtures	29	29
Total property and equipment, gross	3,713	2,815
Less: accumulated depreciation	(1,115)	(1,036)
Total property and equipment, net	$2,598	$1,779
Construction in progress relates to certain costs incurred with production manufacturing equipment.
Depreciation expense was $95 thousand and $46 thousand for the three months ended March 31, 2025 and 2024, respectively.
There was no impairment of property and equipment or long-lived assets recognized during the three months ended March 31, 2025 or 2024.
Prepaid Expenses and Other Assets, noncurrent
Prepaid expenses and other assets, noncurrent consist of the following (in thousands):

	As of March 31,	As of December 31,
	2025	2024
Prepaid expenses, noncurrent	$2,189	$1,849
Investments	19,762	19,762
Total prepaid expenses and other assets, noncurrent	$21,951	$21,611
Prepaid expenses, noncurrent primarily consist of cloud platform costs as of March 31, 2025 and December 31, 2024. Investments relate to a warrant to purchase shares of preferred stock of a current Data Revenue Partner, a warrant to purchase shares of common stock of a current Related Party (the “Related Party Warrant”), and a Simple Agreement for Future Equity with a related party (the “Related Party SAFE”) as of March 31, 2025 and December 31, 2024. Refer to Note 13, "Related-Party Transactions" for additional information.
Leases
The Company leases office space under a non-cancelable operating lease with a remaining lease term of 1.7 years, which includes the option to extend the lease.
The Company did not have any finance leases as of March 31, 2025 or December 31, 2024.
The components of lease expense are as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Operating lease cost (1)	$118	$110
(1)    Amounts include short-term leases, which are immaterial.

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Supplemental balance sheet information related to leases is as follows (in thousands, except lease term):

	As of March 31,	As of December 31,
	2025	2024
Operating lease right-of-use asset	$598	$683
Operating lease liability, current (included in accrued expenses and other current liabilities)	371	364
Operating lease liability, noncurrent (included in other liabilities, noncurrent)	263	359
Weighted-average remaining term for operating lease (in years)	1.7	1.9
The weighted-average discount rate used to measure the present value of the operating lease liabilities was 5.0% for each period presented.
Maturities of the Company’s operating lease liability, which does not include short-term leases, as of March 31, 2025 were as follows (in thousands):

Operating leases
Remainder of 2025	$293
2026	367
Total future minimum lease payments	660
Less imputed interest	(26)
Total operating lease liability	$634
Goodwill and Intangible Assets, net
Intangible assets, net consists of the following (in thousands):

	As of March 31, 2025
	Gross	Accumulated Amortization	Net
Trade name	$23,380	$(7,684)	$15,696
Technology	25,985	(14,858)	11,127
Customer relationships	15,290	(6,140)	9,150
Internally developed software	8,757	(1,686)	7,071
Total	$73,412	$(30,368)	$43,044

	As of December 31, 2024
	Gross	Accumulated Amortization	Net
Trade name	$23,380	$(7,100)	$16,280
Technology	22,430	(13,677)	8,753
Customer relationships	15,290	(5,668)	9,622
Internally developed software	7,076	(1,157)	5,919
Total	$68,176	$(27,602)	$40,574
For the three months ended March 31, 2025 and 2024, the Company capitalized $1.7 million and $1.1 million, respectively, in internally developed software.
For the three months ended March 31, 2025 and 2024, amortization expense was $2.8 million and $2.2 million, respectively.
During the three months ended March 31, 2025 and 2024, there was no impairment of intangible assets recorded.

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

As of March 31, 2025, the estimated remaining amortization expense for intangible assets by fiscal year is as follows (in thousands):

Amount
Remainder of 2025	$8,804
2026	11,324
2027	6,609
2028	5,014
2029	4,935
Thereafter	4,898
Total future amortization expense	41,584
Internally developed software not yet in service	1,460
Total	$43,044

The weighted-average remaining useful lives of the Company’s acquired intangible assets, excluding internally developed software projects that were not yet in service, are as follows:

Weighted-Average Remaining Useful Life
	As of March 31,	As of December 31,
	2025	2024
Trade name	6.7 years	7.0 years
Technology	2.7 years	1.9 years
Customer relationships	4.9 years	5.1 years
Internally developed software	2.5 years	2.6 years
As of March 31, 2025 and December 31, 2024, goodwill was $134.6 million and $133.7 million, respectively. Goodwill increased $0.9 million in connection with the Fantix, Inc. acquisition. Refer to Note 6, "Business Combinations" for additional information. No goodwill impairment was recorded during the three months ended March 31, 2025 or 2024.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	As of March 31,	As of December 31,
	2025	2024
Accrued vendor expenses	$14,298	$13,856
Accrued compensation	5,566	3,834
Customer related promotions and discounts	3,337	9,761
Sales return reserves	1,823	2,817
Other current liabilities	2,041	1,747
Total accrued expenses and other current liabilities	$27,065	$32,015
As of March 31, 2025, other current liabilities primarily relate to the Company’s operating lease liability, sales taxes payable, and a deferred purchase price liability related to the Fantix, Inc. acquisition. As of December 31, 2024, other current liabilities primarily relate to the Company’s operating lease liability and sales taxes payable.

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

8. Commitments and Contingencies
Purchase Commitments
The Company has contractual commitments with our cloud platform provider and contract manufacturer that are non-cancellable. As of March 31, 2025, future non-cancellable commitments under these arrangements were as follows (in thousands):

Amount
Remainder of 2025	$25,242
2026	25,500
2027	26,000
Total purchase commitments	$76,742

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
Indemnification
To date, the Company has not incurred significant costs and has not accrued any material liabilities in the accompanying condensed consolidated financial statements as a result of its indemnification obligations.
Litigation
Occasionally, the Company is involved in various legal proceedings, claims and government investigations in the ordinary course of business. The outcome of litigation and other legal matters is inherently uncertain, though the Company intends to vigorously defend any such matters. In making a determination regarding accruals, using available information, the Company evaluates the likelihood of an unfavorable outcome in legal or regulatory proceedings to which the Company is a party and records a loss contingency when it is probable a liability has been incurred and the amount of the loss can be reasonably estimated. When the Company determines an unfavorable outcome is not probable or reasonably estimable the Company does not accrue for any potential litigation loss. Actual outcomes of these legal and regulatory proceedings may materially differ from the Company’s estimates.
On March 12, 2019, a former alleged competitor of Tile, Cellwitch, Inc, filed a patent infringement claim against Tile in the U.S. District Court, Northern District of California, seeking permanent injunction and damages. On December 18, 2019, Tile filed an inter partes review petition with the Patent Trial and Appeal Board (“PTAB”) challenging the validity of the patent. On May 13, 2021, the PTAB issued a Final Written Decision on Tile’s inter partes review petition (the “Final Written Decision”), finding a majority of the claims invalid. The Final Written Decision was affirmed by the U.S. Court of Appeals for the Federal Circuit on May 13, 2022. The case is currently in trial court. The claim construction hearing took place on January 18, 2024, and on April 23, 2024, the court released its order which found 10 of the claims invalid, leaving only 2 active claims remaining. At this time, a loss is reasonably possible but not estimable, and as a result, no litigation reserve has been recorded on our condensed consolidated balance sheet as of March 31, 2025.
On August 14, 2023, plaintiffs Stephanie Ireland-Gordy and Shannon Ireland-Gordy filed a putative class action lawsuit against Tile, Life360, and Amazon.com, Inc. in the U.S. District Court for the Northern District of California. An amended complaint was filed on April 26, 2024, adding named plaintiffs Melissa Broad and Jane Doe. Plaintiffs allege that Tile trackers were used by third parties to monitor their movements without their consent, and assert product liability and other claims. At this time, a loss is not probable nor estimable, and as a result, no legal accrual has been recorded on our consolidated balance sheets as of March 31, 2025.
No litigation reserve was recorded on our condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024, respectively.

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

9. Common Stock
The Company has the following potentially outstanding common stock reserved for issuance:

	As of March 31,	As of December 31,
	2025	2024
Issuances under stock incentive plan, stock options	5,326,260	5,673,947
Issuances upon exercise of common stock warrants	7,761	7,761
Issuances upon vesting of restricted stock units	4,465,914	5,091,601
Shares reserved for shares available to be granted but not granted yet	16,567,240	12,815,029
	26,367,175	23,588,338
10. Warrants
As of March 31, 2025 and December 31, 2024, the Company had outstanding warrants entitling the holder thereof to purchase 7,761 shares of Company common stock with an exercise price of $6.44 and expiry date of September 2025.
11. Equity Incentive Plan
2011 Equity Incentive Plan
The Company’s equity incentive plan allows the Company to grant restricted stock units (“RSUs”, which includes PRSUs), restricted stock, and stock options to employees and consultants of the Company and any of the Company’s parent, subsidiaries, or affiliates, and to the members of the Board of Directors.
The following summary of stock option activity for the periods presented is as follows (in thousands, except share and per share data):

	Number of Shares Underlying Outstanding Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Balance as of December 31, 2024	5,673,947	$6.16	3.9	$199,239
Options granted	—	—
Options exercised	(346,874)	8.71
Options cancelled/forfeited	(813)	5.71
Balance as of March 31, 2025	5,326,260	5.99	3.4	172,495
Exercisable as of March 31, 2025	5,040,826	$5.65	3.4	$165,061
As of March 31, 2025, there was total unrecognized compensation cost for outstanding stock options of $1.6 million to be recognized over a period of approximately 0.8 years.
Restricted Stock Units
The Company did not grant any new PRSUs during the three months ended March 31, 2025.

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

RSU activity for the periods presented is as follows:

	Number of Shares	Weighted average grant date fair value
Balance as of December 31, 2024	5,091,601	$19.22
RSUs granted	214,622	43.02
RSUs vested and settled	(663,207)	15.82
RSUs cancelled/forfeited	(177,102)	15.88
Balance as of March 31, 2025	4,465,914	$20.86
As of March 31, 2025, there was unrecognized compensation cost for outstanding RSUs of $81.7 million to be recognized over a period of approximately 2.7 years.
The number of RSUs vested and settled includes shares of common stock that the Company withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements.
Stock-based Compensation
Stock-based compensation expense was allocated as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Cost of revenue
Cost of subscription revenue	$168	$159
Cost of hardware revenue	235	184
Cost of other revenue	—	4
Total cost of revenue	403	347
Research and development	5,709	5,325
Sales and marketing	1,326	632
General and administrative	2,451	1,957
Total stock-based compensation, net of amounts capitalized	$9,889	$8,261
There was $0.3 million and an immaterial amount of capitalized stock-based compensation costs recognized during the three months ended March 31, 2025 and 2024, respectively.
12. Income Taxes
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
For the three months ended March 31, 2025 and 2024, the Company recorded a benefit from income taxes of $0.2 million and a provision for income taxes of $1.4 million, respectively.

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

13. Related-Party Transactions
Hubble Transactions
In November and December 2024, the Company entered into a strategic partnership and series of transactions with Hubble Network, Inc. (“Hubble”), including (i) a technology exclusivity and revenue share agreement (“Hubble Agreement”), (ii) the Related Party SAFE; and (iii) Hubble’s issuance of the Related Party Warrant. The Hubble Agreement has an initial term of 5 years beginning on November 12, 2024.
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
The grant of the Related Party Warrant was considered non-cash consideration, which the Company measured at fair value on the date of issuance. The Related Party Warrant includes various performance-based vesting conditions based on revenue and operational milestones to be measured and assessed throughout the term of the agreement. The first tranche, consisting of 2,049,191 shares, of the Related Party Warrant vested as of March 31, 2025. The warrant was valued using a Black Scholes option-pricing model, and the fair value of approximately $3.9 million is also included in prepaid expenses and other assets, noncurrent and deferred revenue on the Company’s consolidated balance sheets. The fair value of the warrant included within deferred revenue is amortized to other revenue over the life of the agreement. The Company recognized $0.3 million in other revenue on the condensed consolidated statements of operation and comprehensive income (loss) in connection with the Related Party Warrant during the three months ended March 31, 2025.
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
14. Net Income (Loss) Per Share
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

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except share and per share information):

	Three Months Ended March 31,
	2025	2024
Net income (loss)	$4,378	$(9,777)
Weighted-average shares outstanding:
Basic	75,699,493	68,535,626
Dilutive effect of outstanding options, RSUs and warrants	7,745,844	—
Diluted	83,445,337	68,535,626
Net income (loss) per share:
Basic	$0.06	$(0.14)
Diluted	$0.05	$(0.14)
Certain potential shares of common stock were excluded from the diluted net income (loss) per share calculation as their inclusion would have been antidilutive. Excluded shares are as follows:

	Three Months Ended March 31,
	2025	2024
Issuances under stock incentive plan, stock options	—	6,186,944
Issuances upon exercise of common stock warrants	—	95,973
Issuances upon vesting of restricted stock units	102,180	5,408,458
Issuances upon conversion of convertible notes	—	325,981
Total	102,180	12,017,356
15. Subsequent Events
On May 12, 2025, the Company entered into a series of transactions with Aura Consolidated Group, Inc (“Aura”) including (i) a 3 year advertising partnership and revenue sharing agreement intended to expand the Company's other revenue channels and subscription membership offerings, and (ii) a $25 million convertible note investment by the Company into Aura.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report and our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 27, 2025 (“Annual Report”). In addition to historical financial information, the following discussion contains forward-looking statements that are based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements as a result of a variety of factors, including but not limited to those discussed in “Risk Factors” under Part II, Item 1A in this Quarterly Report and Part I, Item 1A in our Annual Report.
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
Key Components of Our Results of Operations
The following discussion describes certain line items in our condensed consolidated statements of operations and comprehensive income (loss).
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
Hardware Revenue
We generate our hardware revenue from the sale of Jiobit and Tile hardware tracking devices and related accessories. For hardware and accessories, revenue is recognized at the time products are delivered. We sell hardware tracking devices and accessories through a number of channels including our websites, brick and mortar retail and online retail.

Other Revenue
Other revenue consists of data and partnership revenue, which includes advertising revenue. We generate data revenue primarily through an arrangement with a key data partner that provides location-based analytics to customers in the retail and real estate sectors, municipalities, and other private and public organizations. The agreement permits commercialization of certain aggregated and de-identified data and provides for fixed and variable monthly revenue amounts. We generate partnership revenue through agreements with third parties which grant them access to anonymized data insights or advertising on the Company’s mobile platform, and through the recognition of revenue related to the Related Party Warrant.
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
Gross Profit and Gross Profit Margin
Our gross profit has been, and may in the future be, influenced by several factors, including timing of capital expenditures and related depreciation expense, increases in infrastructure costs, component costs, tariffs, contract manufacturing and supplier pricing, and foreign currency exchange rates. Gross profit and gross profit margin may fluctuate over time based on the factors described above.
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

Sales and Marketing
Our sales and marketing expenses consist primarily of commissions to the Company’s third-party platforms (each a “Channel Partner”), personnel-related costs, brand marketing costs, lead generation costs, sales incentives, sponsorships and amortization of acquired intangibles, bad debt expense, and allocated overhead. Commission payments to Channel Partners in connection with annual subscription sales of the Company’s mobile application on third-party store platforms are considered to be incremental and recoverable costs of obtaining a contract with a customer and are deferred and typically amortized over an estimated period of benefit of two to three years depending on the subscription type.
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
General and Administrative
Our general and administrative expenses consist primarily of employee-related costs for our legal, finance, human resources, and other administrative teams, as well as certain executive officers. In addition, general and administrative expenses include allocated overhead, outside legal, accounting and other professional fees, and non-income-based taxes. We expect our general and administrative expenses will increase in absolute dollars as our business grows.
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
Other Income, net
Other income, net consists of interest income earned on our cash and cash equivalents balances, foreign currency exchange gains/(losses) related to the remeasurement of certain assets and liabilities of our foreign subsidiaries that are denominated in currencies other than the functional currency of the subsidiary and foreign exchange transactions gains/(losses), interest expense primarily related to the Convertible Notes.
Provision for (Benefit from) Income Taxes
Provision for (benefit from) income taxes consists of U.S. federal and state income taxes and foreign income taxes in jurisdictions in which we conduct business. We maintain a full valuation allowance on our federal and state deferred tax assets as we have concluded that it is not more likely than not that the deferred tax assets will be realized.

Results of Operations
The following tables set forth our condensed consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2025 and 2024 (in thousands, except percentages).

	Three Months Ended March 31,
	2025	2024	% Change
Subscription revenue	$81,874	$61,579	33%
Hardware revenue	8,907	10,188	(13)%
Other revenue	12,843	6,460	99%
Total revenue	103,624	78,227	32%
Cost of subscription revenue(1)	10,141	9,315	9%
Cost of hardware revenue(1)	8,597	8,012	7%
Cost of other revenue(1)	1,337	887	51%
Total cost of revenue(1)	20,075	18,214	10%
Gross profit	83,549	60,013	39%
Operating expenses(1):
Research and development	30,403	27,258	12%
Sales and marketing	35,308	24,733	43%
General and administrative	15,649	14,401	9%
Total operating expenses	81,360	66,392	23%
Income (loss) from operations	2,189	(6,379)	134%
Other income (expense):
Convertible notes fair value adjustment	—	(608)	100%
Derivative liability fair value adjustment	—	(1,707)	100%
Other income, net	1,975	311	535%
Total other income (expense), net	1,975	(2,004)	199%
Income (loss) before income taxes	4,164	(8,383)	150%
Provision for (benefit from) income taxes	(214)	1,394	(115)%
Net income (loss)	$4,378	$(9,777)	145%
Change in foreign currency translation adjustment	1	1	—%
Total comprehensive income (loss)	$4,379	$(9,776)	145%
____________________
(1)Includes stock-based compensation expense as follows (in thousands, except percentages):

	Three Months Ended March 31,
	2025	2024	% Change
Cost of revenue
Cost of subscription revenue	$168	$159	6%
Cost of hardware revenue	235	184	28%
Cost of other revenue	—	4	(100)%
Total cost of revenue	403	347
Research and development	5,709	5,325	7%
Sales and marketing	1,326	632	110%
General and administrative	2,451	1,957	25%
Total stock-based compensation, net of amounts capitalized	$9,889	$8,261

The following table sets forth our results of operations as a percentage of total revenue:

	Three Months Ended March 31,
	2025	2024
Subscription revenue	79%	79%
Hardware revenue	9%	13%
Other revenue	12%	8%
Total revenue	100%	100%
Cost of subscription revenue	10%	12%
Cost of hardware revenue	8%	10%
Cost of other revenue	1%	1%
Total cost of revenue	19%	23%
Gross profit	81%	77%
Operating expenses:
Research and development	29%	35%
Sales and marketing	34%	32%
General and administrative	15%	18%
Total operating expenses	79%	85%
Income (loss) from operations	2%	(8)%
Other income (expense):
Convertible notes fair value adjustment	—%	(1)%
Derivative liability fair value adjustment	—%	(2)%
Other income, net	2%	—%
Total other income (expense), net	2%	(3)%
Income (loss) before income taxes	4%	(11)%
Provision for (benefit from) income taxes	—%	2%
Net income (loss)	4%	(12)%
Change in foreign currency translation adjustment	—%	—%
Total comprehensive income (loss)	4%	(12)%

Revenue

	Three Months Ended March 31,		Change
	2025	2024	$	%
(in thousands, except percentages)
Subscription revenue	$81,874	$61,579	$20,295	33%
Hardware revenue	8,907	10,188	(1,281)	(13)%
Other revenue	12,843	6,460	6,383	99%
Total revenue	$103,624	$78,227	$25,397	32%
Subscription revenue increased $20.3 million, or 33%, during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, primarily due to a 26% growth in Paying Circles (as defined below) and a 19% growth in total subscriptions. Additionally, subscription revenue in the current period benefited from price increases for new and existing Life360 subscriptions implemented during the second half of 2024.
Hardware revenue decreased $1.3 million, or 13%, during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. The decline was primarily driven by a $0.9 million reduction in revenue related to bundled offerings as well as a $1.2 million increase in discounts. These impacts were partially offset by a $0.7 million decrease in returns and a $0.1 million increase in gross revenue, which was driven by a higher average selling price.

Other revenue increased $6.4 million, or 99%, during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, due to a $4.5 million increase in partnership revenue, which includes advertising revenue, and a $1.9 million increase in data revenue, which was primarily attributable to the Amended and Restated Data Services and License Agreement with Placer.ai we entered into in July 2024.
Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended March 31,		Change
	2025	2024	$	%
(in thousands, except percentages)
Cost of subscription revenue	$10,141	$9,315	$826	9%
Cost of hardware revenue	8,597	8,012	585	7%
Cost of other revenue	1,337	887	450	51%
Total cost of revenue	20,075	18,214	1,861
Gross profit	$83,549	$60,013	$23,536
Gross margin:
Subscription	88%	85%
Hardware	3%	21%
Other	90%	86%
Cost of subscription revenue increased $0.8 million, or 9%, during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, primarily due to a $0.8 million increase in technology and other expenses, attributable to Company growth.
Subscription gross margin increased to 88% during the three months ended March 31, 2025 from 85% during the three months ended March 31, 2024, primarily due to price increases for new and existing Life360 subscriptions implemented during the second half of 2024.
Cost of hardware revenue increased $0.6 million, or 7%, during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. This was primarily driven by increases of $0.7 million in inventory reserves, $0.3 million in personnel-related and stock-based compensation costs associated with Company growth, and $0.3 million in freight costs due to a shift in channel mix. These increases were partially offset by a $0.7 million decrease in hardware product costs resulting from a lower volume of units sold.
Hardware gross margin decreased to 3% during the three months ended March 31, 2025 from 21% during the three months ended March 31, 2024, primarily due to a $1.2 million increase in discounts, an increase in freight costs associated with the shift in channel mix, and an increase in fixed hardware costs in line with Company growth.
Cost of other revenue increased by $0.5 million, or 51%, during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, due to increases of $0.3 million in technology and other related expenses to support the existing customer base and $0.2 million in costs associated with the growth in partnership revenue, which includes advertising revenue.
Other gross margin increased to 90% during the three months ended March 31, 2025 from 86% during the three months ended March 31, 2024, primarily due to revenue outpacing the increase in costs.
Research and Development

	Three Months Ended March 31,		Change
	2025	2024	$	%
(in thousands, except percentages)
Research and development	$30,403	$27,258	$3,145	12%

Research and development expenses increased $3.1 million, or 12%, during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. This was primarily due to increases of $2.6 million in personnel-related and stock-based compensation costs, $1.1 million in technology costs, $0.4 million in professional and outside services spend, and $0.2 million in contractor spend. The increases were partially offset by a $0.9 million increase in capitalized construction in progress costs and a $0.3 million increase in capitalized internally developed software.

Sales and Marketing

	Three Months Ended March 31,		Change
	2025	2024	$	%
(in thousands, except percentages)
Sales and marketing	$35,308	$24,733	$10,575	43%

Sales and marketing expenses increased $10.6 million, or 43%, during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. This was primarily due to increases of $3.7 million in commissions to the Company’s third-party platforms and distribution channels (each a “Channel Partner”), which is in line with the increase in subscription revenue, and $3.3 million in growth media spend. Additional increases included $1.9 million in personnel-related and stock-based compensation costs, $1.0 million in other marketing spend, $0.4 million in technology costs, and $0.3 million in professional and outside services spend, all attributable to Company growth.
General and Administrative

	Three Months Ended March 31,		Change
	2025	2024	$	%
(in thousands, except percentages)
General and administrative	$15,649	$14,401	$1,248	9%

General and administrative expenses increased $1.2 million, or 9%, during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. This was primarily due to increases of $1.6 million in personnel-related and stock-based compensation costs and $0.8 million in technology and other expenses, attributable to Company growth. The increases were partially offset by a decrease of $1.0 million in professional and outside services spend, primarily driven by lower Sarbanes-Oxley related compliance costs, and a $0.2 million increase in capitalized internally developed software.
Convertible Notes Fair Value Adjustment
In April and June 2024, the September 2021 Convertible Notes and the July 2021 Convertible Notes, respectively, were converted to common stock. As a result, the Company recorded no gain or loss associated with the convertible notes fair value adjustment for the three months ended March 31, 2025. A loss of $0.6 million associated with the convertible notes fair value adjustment was recorded for the three months ended March 31, 2024.
Derivative Liability Fair Value Adjustment
In June 2024, the holders of the July 2021 Convertible Notes converted their notes and accrued interest to common stock and the embedded derivative liability was settled as a result of the conversion. As such, the Company recorded no gain or loss associated with the derivative liability fair value adjustment for the three months ended March 31, 2025. A loss of $1.7 million was recorded for the three months ended March 31, 2024.

Other Income, Net
Other income, net includes interest income, dividend income, foreign exchange losses, and interest expense associated with the July 2021 Convertible Notes. For the three months ended March 31, 2025, other income, net consists of $2.0 million in other income and for the three months ended March 31, 2024, consists of $0.9 million in other income and $0.6 million in other expense.
Other income, net increased $1.7 million, or 535%, during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. This was primarily driven by a $0.9 million increase in dividend and interest income resulting from higher average gross yields primarily due to an increased cash and cash equivalents balance. In addition, a $0.4 million favorable change in the impact of currency revaluation and a $0.4 million reduction in interest expense and other costs contributed to the increase.
Provision for (benefit from) Income Taxes
Benefit from income taxes increased $1.6 million during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. The changes are due to the estimated growth in the Company’s annual estimated effective tax rate in the U.S. Provision for income taxes which consists of U.S. federal and state income taxes in jurisdictions in which we conduct business. The annual estimated effective tax rate in any quarter may be subject to fluctuations during the year as new information is obtained, which may positively or negatively affect the assumptions used to estimate the annual effective tax rate. We maintain a full valuation allowance on our federal and state deferred tax assets as we have concluded that it is not more likely than not that the deferred tax assets will be realized.
Key Performance Indicators
We review several operating metrics, including the following key performance indicators, to evaluate our business, measure our performance, identify trends affecting our business, develop financial forecasts, and make strategic decisions. We believe these key performance indicators are useful to investors because they allow for greater transparency with respect to key metrics used by management in its financial and operational decision-making, and they may be used by investors to help analyze the health of our business. Key operating metrics are presented in millions, except ARPPC, Average Revenue per Paying Subscription (“ARPPS”) and Average Sales Price (“ASP”), however percentage changes are calculated based on actual results. As a result, percentage changes may not recalculate based on figures presented due to rounding. Please refer to “Results of Operations” for additional metrics management reviews in conjunction with the condensed consolidated financial statements.

Key Operating Metrics

	As of and for the Three Months Ended March 31,
	2025	2024	% Change
(in millions, except ARPPC, ARPPS and ASP)
AMR	$393.0	$284.7	38%
MAUs	83.7	66.4	26%
Paying Circles	2.4	1.9	26%
ARPPC[1]	$133.42	$123.97	8%
Subscriptions	3.0	2.5	19%
ARPPS[1]	$112.98	$102.02	11%
Net hardware units shipped	0.5	0.5	(8)%
ASP[2]	$16.99	$16.50	3%
1.Excludes revenue related to bundled Life360 subscription and hardware offerings of $(0.4) million for the three months ended March 31, 2025, and $(1.2) million for the three months ended March 31, 2024.
2.Excludes revenue related to bundled Life360 subscription and hardware offerings of $0.4 million for the three months ended March 31, 2025, and $1.2 million for the three months ended March 31, 2024.
Annualized Monthly Revenue
We use Annualized Monthly Revenue (“AMR”) to identify the annualized monthly value of active customer agreements at the end of a reporting period. AMR includes the annualized monthly value of subscription, data and partnership agreements. All components of these agreements that are not expected to recur are excluded. This does not represent revenue under GAAP on an annualized basis, as the operating metric can be impacted by start and end dates and renewal rates. AMR as of March 31, 2025, and 2024 was $393.0 million and $284.7 million, respectively, representing an increase of 38% year-over-year, which is largely attributable to continued subscriber growth.
Monthly Active Users
We have a large and growing global member base as of March 31, 2025. A Life360 monthly active user (“MAU”) is defined as a unique member who engages with our Life360 branded services each month, which includes both paying and non-paying members, and excludes certain members who have a delayed account setup. As of March 31, 2025 and 2024, we had approximately 83.7 million and approximately 66.4 million MAUs on the Life360 Platform, respectively, representing an increase of 26% year-over-year. We believe this has been driven by continued strong new member growth and retention.
Paying Circles
We define a Paying Circle as a group of Life360 members with a paying subscription who have been billed as of the end of period. Each subscription covers all members in the payor’s Circle so everyone in the Circle can utilize the benefits of a Life360 Membership, including access to premium location, driving, digital and emergency safety insights and services.
As of March 31, 2025 and 2024, we had approximately 2.4 million and 1.9 million paid subscribers to services under our Life360 brand, respectively, representing an increase of 26% year-over-year. We grow the number of Paying Circles by increasing our free member base, converting free members to subscribers, and retaining them over time with the provision of high-quality family connectivity and safety services.
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
For the three months ended March 31, 2025 and 2024, our ARPPC was $133.42 and $123.97, respectively, representing an 8% increase year-over-year.

ARPPC is a key indicator utilized by Life360 to determine our effectiveness at monetizing Paying Circles through tiered product offerings. U.S. ARPPC has benefited from price increases for new and existing subscribers implemented in September 2024 and October 2024, respectively, as well as a shift in product mix towards higher priced products. International ARPPC also benefited from price increases for legacy subscribers, as well as the launch of dual and triple tier memberships across certain international markets throughout 2024. The positive impacts seen from the price increases were partially offset by an increase in international subscribers, which overall, have lower priced subscriptions.
Subscriptions
We define Subscriptions as the number of paying subscribers associated with the Life360, Tile and Jiobit brands who have been billed as of the end of the period.
As of March 31, 2025 and 2024, we had approximately 3.0 million and 2.5 million paid subscribers, respectively, to services under the Life360, Tile, and Jiobit brands, representing an increase of 19% year-over-year.
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
ARPPS for the three months ended March 31, 2025 and 2024 was $112.98 and $102.02, respectively, representing an increase of 11% year-over-year.
ARPPS has increased year over year as a result of price increases for new and existing subscribers implemented in September 2024 and October 2024, respectively, as well as a shift in product mix towards higher priced products. International ARPPC also benefited from price increases for legacy subscribers, as well as the launch of dual and triple tier memberships across certain international markets throughout 2024. The positive impacts seen from the price increases were partially offset by an increase in international subscribers, which overall, have lower priced subscriptions.
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
For the three months ended March 31, 2025 and 2024, we sold approximately 0.50 million units and 0.54 million units, respectively, representing a decrease of 8% year-over-year. The decrease in net hardware units shipped was primarily due to a decrease in enterprise channel sales.
Net Average Sales Price (ASP)
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
For the three months ended March 31, 2025 and 2024, the net ASP per unit was $16.99 and $16.50, respectively, representing an increase of 3% year-over-year. The increase in net ASP was primarily due to a shift in channel mix and fewer returns.

Liquidity and Capital Resources
As of March 31, 2025, we had cash and cash equivalents of $168.9 million and restricted cash of $1.5 million. As of December 31, 2024, we had cash and cash equivalents of $159.2 million and restricted cash of $1.2 million.
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
Cash Flows
Our cash flow activities were as follows for the periods presented:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Net cash provided by operating activities	$12,060	$10,688
Net cash used in investing activities	(4,347)	(1,089)
Net cash provided by (used in) financing activities	2,183	(5,709)
Net Increase in Cash, Cash Equivalents, and Restricted Cash	$9,896	$3,890
Operating Activities
Our largest sources of operating cash are cash collections from our paying members for subscriptions to our platform and hardware device sales. Our primary uses of cash from operating activities are for employee-related expenditures, costs to acquire inventory, infrastructure-related costs, commissions paid to Channel Partners and other marketing expenses.
A number of our members pay in advance for annual subscriptions, while a majority pay in advance for monthly subscriptions. Deferred revenue consists of the unearned portion of customer billings, which is recognized as revenue in accordance with our revenue recognition policy. As of March 31, 2025 and December 31, 2024, we had deferred revenue of $46.6 million and $45.2 million, respectively, of which $41.8 million and $39.9 million is expected to be recorded as revenue in the next 12 months, respectively, provided all other revenue recognition criteria have been met.
For the three months ended March 31, 2025, net cash provided by operating activities was $12.1 million. The primary factors affecting our operating cash flows during this period were our net income of $4.4 million, impacted by $13.1 million of non-cash adjustments, and $5.4 million of cash used by changes in our operating assets and liabilities. The non-cash adjustments primarily consisted of stock-based compensation, depreciation and amortization. The cash used by changes in our operating assets and liabilities was primarily due to decreases in accrued expenses and other current liabilities and increases in inventory and prepaid expenses and other assets, which was offset by decreases in accounts receivable, net, and deferred revenue.
For the three months ended March 31, 2024, net cash provided by operating activities was $10.7 million. The primary factors affecting our operating cash flows during this period were our net loss of $9.8 million, impacted by $13.0 million of non-cash adjustments and $7.5 million of cash provided by changes in our operating assets and liabilities. The non-cash adjustments primarily consisted of stock-based compensation, depreciation and amortization, and fair value adjustments for our convertible notes and derivative liability. The cash provided by changes in our operating assets and liabilities was primarily due to decreases in accounts receivable, net, and prepaid expenses and other assets, increases in accounts payable and deferred revenue, offset by a decrease in accrued expenses and other current liabilities and increases in inventory.
Investing Activities
For the three months ended March 31, 2025, net cash used in investing activities was $4.3 million, which primarily related to cash paid for acquisitions. Refer to Note 6, "Business Combinations" for additional information. Net cash used in investing activities also included capitalization of internally developed software costs in accordance with ASC 350-40, Intangibles - Goodwill and Other, Internal-Use Software.

For the three months ended March 31, 2024, net cash used in investing activities was $1.1 million, which primarily related to the capitalization of internally developed software costs in accordance with ASC 350-40, Intangibles — Goodwill and Other, Internal-Use Software.
Financing Activities
For the three months ended March 31, 2025, net cash provided by financing activities was $2.2 million, which primarily related to $10.6 million of taxes paid for the net settlement of equity awards, offset by $12.8 million of proceeds related to tax withholdings on restricted stock settlements and the exercise of stock options and warrants.
For the three months ended March 31, 2024, net cash used in financing activities was $5.7 million, which primarily related to $8.1 million, of taxes paid for the net settlement of equity awards, offset by $2.4 million of proceeds from the exercise of options.
Obligations and Other Commitments
Our principal commitments consist of obligations under our operating leases for office space, and other purchase commitments. Information regarding our non-cancellable lease and other purchase commitments as of March 31, 2025, can be found in Note 7, "Balance Sheet Components" and Note 8, "Commitments and Contingencies" to our condensed consolidated financial statements.
Critical Accounting Policies and Significant Management Estimates
Our condensed consolidated financial statements are prepared in accordance with GAAP. The preparation of condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. We base our estimates on historical experiences and on various other assumptions we believe to be reasonable under the circumstances. Actual results could differ materially from the estimates made by our management. Our significant accounting policies are discussed in Note 2, "Summary of Significant Accounting Policies" in our Annual Report. There were no significant changes to these policies during the three months ended March 31, 2025.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and foreign currency exchange rates.
Interest Rate Risk
As of March 31, 2025 and December 31, 2024, we had $135.4 million and $134.0 million, respectively, of cash equivalents invested in money market funds. Our cash and cash equivalents are held for working capital purposes. As of March 31, 2025 and December 31, 2024, a hypothetical 10% relative change in interest rates would not have a material impact on our condensed consolidated financial statements.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025 pursuant to Rule 13a‑15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The term “disclosure controls and procedures” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our management concluded that our disclosure controls and procedures were effective as of March 31, 2025.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The information set forth under Note 8, "Commitments and Contingencies" in the notes to the condensed consolidated financial statements under the caption “Litigation” is incorporated herein by reference.

Item 1A. Risk Factors
There have been no material changes from the risk factors set forth under the heading “Risk Factors” in Part I, Item 1A in our Annual Report, except for the following risk factors which supplement the risk factors previously disclosed and should be considered in conjunction with the risk factors set forth in our Annual Report. An investment in shares of our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described in our Annual Report, together with all of the other information in the Annual Report, and the following information about risks, together with the other information appearing elsewhere in this Quarterly Report, including our unaudited condensed consolidated financial statements and related notes hereto, and any other documents that we file with the SEC before deciding to invest in our common stock. The occurrence of any of the following risks or of those described in our Annual Report could have a material adverse effect on our business, financial condition, results of operations and future growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. In these circumstances, the market price of our common stock could decline; and you may lose all or part of your investment. We cannot assure you that any of the events discussed below or in our Annual Report will not occur.
If additional tariffs on Chinese-origin goods are imposed, related countermeasures are taken by the People’s Republic of China (the “PRC”), or we experience supply chain transformation setbacks, it could have an adverse impact on our business, financial condition and results of operations.
Tile’s products are manufactured in the PRC, making the pricing and availability of our products susceptible to international trade risks. In 2018, the United States imposed additional duties under Section 301 of the U.S. Trade Act of 1974, ranging from 10% to 25%, on a variety of goods imported from the PRC. While these tariffs initially did not affect our products, in May 2019, the United States proposed to place tariffs on essentially all remaining Chinese-origin imports. Subsequently, the Trump Administration announced that 15% tariffs would be imposed on a subset of these goods, including wearable devices, which went into effect September 1, 2019. These tariffs were reduced to 7.5% on February 14, 2020. More recently, the United States’ imposed an additional 145% tariff on products of the PRC under the International Emergency Economic Powers Act. These tariffs affect our products, and they apply in addition to the preexisting tariffs the United States has imposed on products of the PRC. There may be further changes in the United States’ and other governments’ trade regulations, including increased or new tariffs.
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
On February 27, 2025, pursuant to the Asset Purchase Agreement with Fantix, Inc., the Company acquired certain assets for a total consideration of $4.5 million, consisting of $3.5 million in cash and $1.0 million in common stock, and issued 22,252 shares of common stock (the “Fantix Shares”) to Fantix, Inc. The issuance of the Fantix Shares was not registered under the Securities Act of 1933, as amended (the Securities Act), because the shares were offered and sold in a transaction by the issuer not involving any public offering exempt from registration under Section 4(a)(2) of the Securities Act.
Use of Proceeds
On June 6, 2024, we completed our U.S. IPO, in which we issued and sold 3,703,704 shares of common stock and certain selling securityholders sold 2,908,796 shares of common stock (including 862,500 shares sold pursuant to the underwriters’ full exercise of their option to purchase additional shares) at an offering price of $27.00 per share. We received net proceeds of $79.9 million after deducting underwriting discounts and commissions of $7.0 million and total other offering related expenses payable by us of approximately $13.1 million. Other offering related expenses of $6.8 million included on the consolidated statement of operations and comprehensive income (loss) for the twelve months ended December 31, 2024, includes a $5.5 million payment to selling securityholders for certain of their expenses in connection with the offering, including all underwriting discounts and commissions applicable to the sale of shares of common stock by the selling securityholders, including to certain executive officers, members of the board of directors, non-executive employees, and other related parties. We did not receive any proceeds from the sale of shares by the selling securityholders. All shares sold were registered pursuant to an automatically effective registration statement on Form S-3 (File No. 333-279271) filed with the SEC on May 9, 2024 (the “Registration Statement”).
There has been no material change in the expected use of the net proceeds from our U.S. IPO as described in our final prospectus supplement filed as part of the Registration Statement.
Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
(a) None
(b) None
(c) Rule 10b5-1 Trading Plans
Our officers, as defined in Rule 16a-1(f) of the Exchange Act (“Section 16 Officers”), may from time to time enter into plans for the purchase or sale of our common stock that are intended to satisfy the affirmative defense in Rule 10b5-1(c) of the Exchange Act. During the three months ended March 31, 2025, the following Section 16 Officers adopted a “Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K of the Exchange Act:

Name	Title	Action	Adoption Date	Expiration Date	Total number of securities to be sold
Charles (CJ) Prober	Director	Adoption	3/14/2025	11/30/2026	Up to 142,752 shares
Brit Morin	Director	Adoption	3/17/2025	3/16/2026	Up to 48,032 shares
No other Section 16 Officers or directors adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K of the Exchange Act, during the three months ended March 31, 2025.

Departure of Named Executive Officer
On May 9, 2025, the Company and Susan Stick, the Company’s General Counsel and Corporate Secretary, mutually determined that, effective as of June 2, 2025, Ms. Stick would no longer serve in her roles as the Company’s General Counsel and Corporate Secretary. In connection with her separation and subject to Ms. Stick’s execution and non-revocation of a release of claims in favor of the Company, Ms. Stick will receive (i) severance payments equal to $187,500, representing six (6) months of her base salary, and $84,375, representing an amount equal to six-months of her 2025 target annual bonus, and (ii) up to six-months of reimbursements for continued coverage under the Company’s health plans. In addition, in order to facilitate an orderly transition of her duties, Ms. Stick will serve as a consultant to the Company through June 2, 2026, with her outstanding restricted stock units to continue to vest during the term of Ms. Stick’s service as a consultant.

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

LIFE360, INC.

Dated:	May 12, 2025	By:	/s/ Chris Hulls
Chris Hulls

Chief Executive Officer
(Principal Executive Officer)

Dated:	May 12, 2025	By:	/s/ Russell Burke
Russell Burke

Chief Financial Officer
(Principal Financial Officer)