Form 10-Q
period 2025-06-30
Life360, Inc.
filed 2025-08-11
CIK 1581760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No  ☒
As of August 5, 2025, the registrant had 77,548,651 shares of common stock, par value $0.001 per share, including shares underlying all issued and outstanding Chess Depositary Interests (“CDIs”), outstanding.

Life360, Inc.
Form 10-Q for the Quarter Ended June 30, 2025
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

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on our management’s beliefs and assumptions and on information currently available to our management. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements include statements regarding, among other things, (a) our expectations regarding our results of operations and key performance indicators, (b) key factors affecting our performance (c) our growth strategy, (d) our future financing plans, (e) our anticipated needs for, and use of, working capital and (f) our expectations regarding the effect of the capped call transactions entered into in connection with the pricing of our 0.00% convertible senior notes due June 1, 2030. They are generally identifiable by use of the words: “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “seek,” “believe,” “estimate,” “predict,” “potential,” “continue,” “contemplate,” “possible” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. We caution you the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report. These forward-looking statements are subject to risks and uncertainties, many of which are outside of our control, including risks related to our business, market risks, our need for additional capital, and the risk that our products and services may not perform as expected, as described in “Risk Factors” under Part II, Item 1A in this Quarterly Report, Part II, Item 1A in our previous Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, filed with the Securities and Exchange Commission (the “SEC”) on May 12, 2025, and Part I, Item 1A of the Company’s Form 10-K for the year ended December 31, 2024, filed with the SEC on February 27, 2025 (“Annual Report”), as well as in other sections of this report, as such risks may be updated in subsequent filings with the SEC or the Australian Securities Exchange (“ASX”). In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. You should not place undue reliance on these forward-looking statements.
The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. The forward-looking statements speak only as of the date on which they are made, and, except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date on which the statements are made or to reflect the occurrence of unanticipated events. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including, but not limited to, those discussed in “Risk Factors” under Part II, Item 1A in this Quarterly Report, Part II, Item 1A in our previous Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, and Part I, Item 1A in our Annual Report, and other sections in this Quarterly Report.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Life360, Inc.
Condensed Consolidated Balance Sheets
(Dollars in U.S. $, in thousands, except share and per share data)
(unaudited)

	June 30, 2025	December 31, 2024
Assets
Current Assets:
Cash and cash equivalents	$432,710	$159,238
Accounts receivable, net(1)	58,854	57,997
Inventory	9,673	8,057
Costs capitalized to obtain contracts, net	1,231	1,098
Prepaid expenses and other current assets	18,741	14,599
Total current assets	521,209	240,989
Restricted cash, noncurrent	1,518	1,221
Property and equipment, net	3,042	1,779
Costs capitalized to obtain contracts, noncurrent	965	1,049
Prepaid expenses and other assets, noncurrent(2)(3)	49,194	21,611
Operating lease right-of-use asset	512	683
Intangible assets, net	42,520	40,574
Goodwill	134,619	133,674
Total Assets	$753,579	$441,580
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$2,966	$5,463
Accrued expenses and other current liabilities	27,152	32,015
Deferred revenue, current	42,833	39,860
Total current liabilities	72,951	77,338
Convertible notes, net, noncurrent	309,298	—
Deferred revenue, noncurrent	4,507	5,338
Other liabilities, noncurrent	165	359
Total Liabilities	$386,921	$83,035
Commitments and Contingencies (Note 9)
Stockholders’ Equity
Common Stock, $0.001 par value; 500,000,000 authorized as of June 30, 2025 and December 31, 2024, respectively; 77,516,232 and 75,404,996 issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	78	75
Additional paid-in capital	644,950	648,124
Accumulated deficit	(278,314)	(289,698)
Accumulated other comprehensive (loss) income	(56)	44
Total stockholders’ equity	366,658	358,545
Total Liabilities and Stockholders’ Equity	$753,579	$441,580
(1) Includes related party receivables of $15 and $55 as of June 30, 2025 and December 31, 2024, respectively.
(2) Includes $25,387 and zero measured using the fair value option as of June 30, 2025 and December 31, 2024, respectively related to the Convertible Note Investment. Refer to Note 5, "Fair Value Measurements" for additional information.
(3) The balance as of June 30, 2025 includes the $5,882 Related Party Investment and the $3,898 Related Party Warrant. The balance as of December 31, 2024 includes the $5,000 Related Party SAFE and the $3,898 Related Party Warrant. Refer to Note 5, "Fair Value Measurements" and Note 14, "Related-Party Transactions" for additional information.

See accompanying notes to the condensed consolidated financial statements (unaudited).

Life360, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Dollars in U.S. $, in thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Subscription revenue	$88,582	$65,678	$170,456	$127,257
Hardware revenue	12,266	11,901	21,173	22,089
Other revenue(1)	14,533	7,284	27,376	13,744
Total revenue	115,381	84,863	219,005	163,090
Cost of subscription revenue	13,049	10,393	23,190	19,708
Cost of hardware revenue	10,194	9,922	18,791	17,934
Cost of other revenue	1,637	922	2,974	1,809
Total cost of revenue	24,880	21,237	44,955	39,451
Gross profit	90,501	63,626	174,050	123,639
Operating expenses:
Research and development	32,258	27,013	62,661	54,271
Sales and marketing	38,873	24,363	74,181	49,096
General and administrative	17,378	14,613	33,027	29,014
Total operating expenses	88,509	65,989	169,869	132,381
Income (loss) from operations	1,992	(2,363)	4,181	(8,742)
Other income (expense):
Convertible notes fair value adjustment	—	—	—	(608)
Derivative liability fair value adjustment	—	—	—	(1,707)
Loss on settlement of convertible notes	—	(440)	—	(440)
Gain on settlement of derivative liability	—	1,924	—	1,924
Gain on change in fair value of investments(2)	1,269	—	1,269	—
Other income (expense), net(3)	3,353	(4,607)	5,328	(4,296)
Total other income (expense), net	4,622	(3,123)	6,597	(5,127)
Income (loss) before income taxes	6,614	(5,486)	10,778	(13,869)
Provision for (benefit from) income taxes	(392)	5,478	(606)	6,872
Net income (loss)	$7,006	$(10,964)	$11,384	$(20,741)
Net income (loss) per share, basic (Note 15)	$0.09	$(0.15)	$0.15	$(0.30)
Net income (loss) per share, diluted (Note 15)	$0.08	$(0.15)	$0.14	$(0.30)
Weighted-average shares used in computing net income (loss) per share, basic (Note 15)	76,797,385	70,760,080	76,254,119	69,647,853
Weighted-average shares used in computing net income (loss) per share, diluted (Note 15)	84,476,048	70,760,080	83,980,695	69,647,853
Comprehensive income (loss)
Net income (loss)	$7,006	$(10,964)	$11,384	$(20,741)
Change in foreign currency translation adjustment	(101)	(4)	(100)	(3)
Total comprehensive income (loss)	$6,905	$(10,968)	$11,284	$(20,744)
(1) Includes related party revenue of $195 and $487 for the three and six months ended June 30, 2025, respectively. No related party revenue was recorded during the three and six months ended June 30, 2024.
(2) Includes a related party gain of $882 for the three and six months ended June 30, 2025. No related party gain was recorded during the three and six months ended June 30, 2024.
(3) Includes related party other expense of $5,498 for the three and six months ended June 30, 2024. No related party other expense was recorded during the three and six months ended June 30, 2025.
See accompanying notes to the condensed consolidated financial statements (unaudited).

Life360, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Dollars in U.S. $, in thousands, except share and per share data)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2024	75,404,996	$75	$648,124	$(289,698)	$44	$358,545
Exercise of stock options	346,874	—	3,039	—	—	3,039
Vesting of restricted stock units	644,538	1	(1)	—	—	—
Taxes paid related to the settlement of equity awards, net of settlement proceeds received	—	—	(856)	—	—	(856)
Stock-based compensation expense	—	—	10,173	—	—	10,173
Shares issued in connection with an acquisition	22,252	—	1,000	—	—	1,000
Change in foreign currency translation adjustment	—	—	—	—	1	1
Net income	—	—	—	4,378	—	4,378
Balance at March 31, 2025	76,418,660	$76	$661,479	$(285,320)	$45	$376,280
Exercise of stock options	510,285	1	2,762	—	—	2,763
Vesting of restricted stock units	587,287	1	—	—	—	1
Taxes paid related to the settlement of equity awards, net of settlement proceeds received	—	—	(1,142)	—	—	(1,142)
Stock-based compensation expense	—	—	15,579	—	—	15,579
Purchase of capped calls related to the June 2025 Convertible Notes	—	—	(33,728)	—	—	(33,728)
Change in foreign currency translation adjustment	—	—	—	—	(101)	(101)
Net income	—	—	—	7,006	—	7,006
Balance at June 30, 2025	77,516,232	$78	$644,950	$(278,314)	$(56)	$366,658

Life360, Inc.

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	68,155,830	$70	$532,128	$(285,143)	$9	$247,064
Exercise of stock options	277,309	—	2,307	—	—	2,307
Exercise of warrants	41,685	—	94	—	—	94
Vesting of restricted stock units	965,238	1	(1)	—	—	—
Taxes paid related to net settlement of equity awards	—	—	(8,110)	—	—	(8,110)
Stock-based compensation expense	—	—	8,261	—	—	8,261
Change in foreign currency translation adjustment	—	—	—	—	1	1
Net loss	—	—	—	(9,777)	—	(9,777)
Balance at March 31, 2024	69,440,062	$71	$534,679	$(294,920)	$10	$239,840
Exercise of stock options	129,968	—	1,006	—	—	1,006
Exercise of warrants	88,212	—	1,055	—	—	1,055
Vesting of restricted stock units	428,378	—	—	—	—	—
Taxes paid related to net settlement of equity awards	—	—	(7,834)	—	—	(7,834)
Stock-based compensation expense	—	—	11,159	—	—	11,159
Settlement of convertible notes	341,877	—	5,751	—	—	5,751
Issuance of common stock net of underwriting discounts, commissions, and issuance costs of $13,293	3,703,704	3	86,704	—	—	86,707
Change in foreign currency translation adjustment	—	—	—	—	(4)	(4)
Net loss	—	—	—	(10,964)	—	(10,964)
Balance at June 30, 2024	74,132,201	$74	$632,520	$(305,884)	$6	$326,716
See accompanying notes to the condensed consolidated financial statements (unaudited).

Life360, Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in U.S. $, in thousands)
(unaudited)

	Six Months Ended June 30,
	2025	2024
Cash Flows from Operating Activities:
Net income (loss)	$11,384	$(20,741)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,931	4,661
Amortization of costs capitalized to obtain contracts	594	663
Amortization of operating lease right-of-use asset	171	163
Stock-based compensation expense, net of amounts capitalized	25,118	19,047
Non-cash interest expense, net	181	59
Convertible notes fair value adjustment	—	608
Derivative liability fair value adjustment	—	1,707
Loss on settlement of convertible notes	—	440
Gain on settlement of derivative liability	—	(1,924)
Gain on change in fair value of investments(1)	(1,269)	—
Non-cash revenue from investments	(636)	(891)
Provision for credit losses	350	—
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable, net	(1,206)	1,554
Prepaid expenses and other assets	(5,456)	6,024
Inventory	(1,616)	(1,446)
Costs capitalized to obtain contracts, net	(642)	(785)
Accounts payable	(2,585)	4,135
Accrued expenses and other current liabilities	(7,520)	(783)
Deferred revenue	2,778	1,512
Other liabilities, noncurrent	(194)	(63)
Net cash provided by operating activities	25,383	13,940
Cash Flows from Investing Activities:
Cash paid for acquisition	(2,825)	—
Internally developed software	(3,498)	(2,272)
Purchase of property and equipment	(766)	(51)
Convertible note investment	(25,000)	—
Net cash used in investing activities	(32,089)	(2,323)
Cash Flows from Financing Activities:
Proceeds related to tax withholdings on restricted stock settlements and the exercise of stock options and warrants	29,570	4,461
Taxes paid related to net settlement of equity awards	(25,767)	(15,944)
Proceeds from issuance of common stock in U.S. initial public offering, net of underwriting discounts and commissions	—	93,000
Payments of U.S. initial public offering issuance costs	—	(1,837)
Proceeds from issuance of convertible senior notes	320,000	—
Payments of debt issuance costs	(9,600)	—
Purchase of capped calls	(33,728)	—
Net cash provided by financing activities	280,475	79,680
Net Increase in Cash, Cash Equivalents, and Restricted Cash	273,769	91,297
Cash, Cash Equivalents and Restricted Cash at the Beginning of the Period	160,459	70,713
Cash, Cash Equivalents, and Restricted Cash at the End of the Period	$434,228	$162,010

Life360, Inc.

Supplemental disclosure:
Cash paid during the period for taxes	$25	$1,651
Cash paid during the period for interest	—	46
Cash payments included in the measurement of operating lease liabilities	194	224
Non-cash investing and financing activities:
Fair value of stock issued in connection with acquisition	1,000	—
Conversion of September 2021 Convertible Notes to common stock	—	3,548
Conversion of July 2021 Convertible Notes and accrued interest to common stock	—	2,203
Property and equipment included within accrued expenses and other current liabilities	799	1,063
Stock-based compensation included in internally developed software	634	373
IPO-related transaction costs included in accrued expenses and other current liabilities	—	4,455
Debt issuance costs included in accounts payable	200	—
Debt issuance costs included in accrued expenses and other current liabilities	1,084	—
Conversion of Related Party SAFE to Related Party Investment	5,000	—
(1) Includes a related party gain of $882 and zero for the six months ended June 30, 2025 and 2024, respectively.

The following table presents the cash, cash equivalents, and restricted cash reported within the condensed consolidated statements of cash flows shown above:

	June 30, 2025	June 30, 2024
Cash and cash equivalents	$432,710	$160,793
Restricted cash, noncurrent	1,518	1,217
Total cash and cash equivalents, and restricted cash	$434,228	$162,010
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

U.S. Initial Public Offering (“U.S. IPO”)
On June 6, 2024, the Company completed its U.S. IPO and began trading on the Nasdaq Global Select Market under the trading symbol “LIF”. The Company issued and sold 3,703,704 shares of common stock and certain selling securityholders sold 2,908,796.00 shares of common stock (including 862,500 shares sold pursuant to the underwriters’ full exercise of their option to purchase additional shares) in each case at an offering price of $27.00 per share. The Company received net proceeds of $93.0 million after deducting underwriting discounts and commissions of $7.0 million. An additional $5.5 million of expenses were paid on behalf of selling securityholders. Refer to Note 14, "Related-Party Transactions" for further details. The Company did not receive any proceeds from the sale of shares of common stock by the selling securityholders.
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
•valuation of non-cash consideration, contingent consideration, investments, convertible notes and embedded derivatives;
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

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables set forth the information about the Company’s Channel Partners that processed the Company’s overall revenue transactions and retail partners who represented greater than 10% of the Company’s revenue or accounts receivable, respectively:

	Percentage of Revenue
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Channel Partner (Apple)	54%	55%	55%	56%
Channel Partner (Google)	19%	18%	19%	18%

	Percentage of Gross Accounts Receivable
	As of June 30,	As of December 31,
	2025	2024
Channel Partner (Apple)	57%	*
Channel Partner (Google)	12%	49%
Data Partner A	10%	11%
Retail Partner A	12%	17%
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
Restricted Cash
The restricted cash, noncurrent balance of $1.5 million and $1.2 million as of June 30, 2025 and December 31, 2024, respectively, relates to cash deposits restricted under letters of credit issued on behalf of the Company in support of indebtedness to trade creditors incurred in the ordinary course of business.
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

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Revenue by geography is generally based on the address of the customer as defined in the contract with the customer. The following table sets forth revenue by geographic region for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
North America	$100,122	$74,929	$191,507	$145,245
Europe, Middle East and Africa	8,818	6,286	15,375	10,919
Other international regions	6,441	3,648	12,123	6,926
Total revenue	$115,381	$84,863	$219,005	$163,090
The Company’s revenues in the United States were $97.7 million, or 85%, of total revenue for the three months ended June 30, 2025 and $73.4 million, or 87%, of total revenue for the three months ended June 30, 2024. The Company’s revenues in the United States were $187.0 million, or 85%, of total revenue for the six months ended June 30, 2025 and $142.3 million, or 87%, of total revenue for the six months ended June 30, 2024.
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
During the three and six months ended June 30, 2025, the Company recognized revenue of $8.6 million and $31.6 million, respectively, that was included in the deferred revenue balance at December 31, 2024. During the three and six months ended June 30, 2024, the Company recognized revenue of $7.8 million and $26.2 million, respectively, that was included in the deferred revenue balance at December 31, 2023.
Remaining performance obligations represent the amount of contracted future revenue not yet recognized as the amounts relate to undelivered performance obligations, including both deferred revenue and non-cancelable contracted amounts that will be invoiced and recognized as revenue in future periods. Revenue expected to be recognized in connection with remaining performance obligations was $234.6 million as of June 30, 2025, of which the Company expects 38% to be recognized over the next twelve months.
5. Fair Value Measurements
The Company measures and reports certain assets and liabilities at fair value each reporting period using a fair value hierarchy that prioritizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. A financial instrument’s classification within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement.
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

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Recurring Fair Value Measurements
The Company measures and reports certain assets at fair value on a recurring basis. The fair value of these assets and liabilities as of June 30, 2025 and December 31, 2024 are classified as follows (in thousands):

	As of June 30, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$384,706	$—	$—	$384,706
Convertible Note Investment	—	—	25,387	25,387
Total assets	$384,706	$—	$25,387	$410,093

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$133,959	$—	$—	$133,959
Total assets	$133,959	$—	$—	$133,959

The change in fair value of the Level 3 instruments were as follows (in thousands):

As of June 30, 2025
Convertible Note Investment
Fair value, beginning of the year	$—
Initial investment	25,000
Changes in fair value	387
Fair value, end of period	$25,387
Convertible Note Investment
On May 12, 2025, the Company entered into a series of transactions with Aura Consolidated Group, Inc (“Aura”) including (i) a 3 year advertising partnership and revenue sharing agreement intended to expand the Company's other revenue channels and subscription membership offerings, and (ii) a $25.0 million convertible note investment by the Company into Aura (“Convertible Note Investment”). The note bears zero interest and matures on May 12, 2030. The principal is due at maturity and includes both optional and mandatory conversion features, which may result in conversion into the issuer’s equity upon the occurrence of specific events, including financing events, change in control, or at maturity. The Company elected to apply the fair value option in accordance with ASC 825, Financial Instruments, to account for the hybrid instrument as a single financial instrument. As a result, the entire instrument is measured at fair value, with changes in fair value recognized in the condensed consolidated statements of operations and comprehensive income (loss) within other income (expense). The Convertible Note Investment is included within prepaid expenses and other assets, noncurrent on the condensed consolidated balance sheet.
The Company classifies the Convertible Note Investment as Level 3 due to the absence of relevant observable inputs. The fair value of the Convertible Note Investment was estimated using a scenario-based, probability-weighted option pricing model. Significant assumptions include the discount rate as well as the timing and probability weighting of each settlement scenario.
Non-Recurring Fair Value Measurements
The Company measures certain non-marketable equity securities and warrant investments at fair value on a nonrecurring basis in accordance with ASC 321, Investment - Equity Securities, which are included within prepaid expenses and other assets, noncurrent on the condensed consolidated balance sheet. For additional information, refer to Note 7, "Balance Sheet Components". Instruments are remeasured to fair value when observable price changes in orderly transactions for an identical or a similar investment of the same issuer occur are considered Level 2 investments.

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Related Party Simple Agreement for Future Equity (“SAFE”) Conversion to Related Party Investment
In December 2024, the Company entered into a SAFE with Hubble Network, Inc., (“Hubble”) and invested $5.0 million (the “Related Party SAFE”). For additional information, refer to Note 14, "Related-Party Transactions". Under the terms of the SAFE, the Company held the right to receive equity upon the occurrence of specified future events. In April 2025, the related party completed a qualified equity financing and the SAFE was converted into shares of preferred stock in the related party (the “Related Party Investment”).
The conversion resulted in an observable price change based on the financing round for identical preferred shares. As a result, a $0.9 million gain on the change in the fair value of the investment was recorded within other income (expense), net on the condensed consolidated statements of operations and comprehensive income (loss) for both the three and six months ended June 30, 2025. The Related Party Investment balance as of June 30, 2025 was $5.9 million and is included within prepaid expenses and other assets, noncurrent on the condensed consolidated balance sheet.
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
7. Balance Sheet Components
Accounts receivable, net
Accounts receivable, net consists of the following (in thousands):

	As of June 30,	As of December 31,
	2025	2024
Accounts receivable	$58,948	$58,391
Allowance for credit losses	(94)	(394)
Total accounts receivable, net	$58,854	$57,997
Accounts receivable, net is presented net of the allowance for credit losses, which represents management’s estimate of expected credit losses based on historical trends, current economic conditions, and other relevant factors as of June 30, 2025 and December 31, 2024, respectively.
Inventory
Inventory consists of the following (in thousands):

	As of June 30,	As of December 31,
	2025	2024
Raw materials	$50	$24
Finished goods	9,623	8,033
Total inventory	$9,673	$8,057

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	As of June 30,	As of December 31,
	2025	2024
Prepaid expenses	$14,932	$11,074
Other receivables	3,809	3,525
Total prepaid expenses and other current assets	$18,741	$14,599
Prepaid expenses primarily consist of certain cloud platform costs, customer service program costs, prepaid advertising, and prepaid inventory. Other receivables primarily consist of refunds owed to the Company and other amounts which the Company is expected to receive in less than twelve months.
Property and Equipment, net
Property and equipment, net consists of the following (in thousands):

	As of June 30,	As of December 31,
	2025	2024
Computer equipment	$297	$297
Leasehold improvements	86	101
Production manufacturing equipment	2,038	2,026
Construction in progress	1,802	362
Furniture and fixtures	29	29
Total property and equipment, gross	4,252	2,815
Less: accumulated depreciation	(1,210)	(1,036)
Total property and equipment, net	$3,042	$1,779
Construction in progress relates to certain costs incurred with production manufacturing equipment.
For the three and six months ended June 30, 2025, depreciation expense was $95 thousand and $190 thousand, respectively, and for the three and six months ended June 30, 2024, depreciation expense was $49 thousand and $95 thousand, respectively.
There was no impairment of property and equipment or long-lived assets recognized during the three and six months ended June 30, 2025 or 2024.
Prepaid Expenses and Other Assets, noncurrent
Prepaid expenses and other assets, noncurrent consist of the following (in thousands):

	As of June 30,	As of December 31,
	2025	2024
Prepaid expenses, noncurrent	$3,163	$1,849
Convertible Note Investment	25,387	—
Data Revenue Partner Warrant	10,863	10,863
Related Party Investment	5,882	—
Related Party Warrant	3,899	3,899
Related Party SAFE	—	5,000
Total prepaid expenses and other assets, noncurrent	$49,194	$21,611

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Prepaid expenses, noncurrent primarily consist of cloud platform costs as of June 30, 2025 and December 31, 2024. As of June 30, 2025, other assets consist of investments, including a warrant to purchase shares of preferred stock of a data partner (the “Data Revenue Partner Warrant”), a warrant to purchase shares of common stock of a Related Party (the “Related Party Warrant”), the Related Party Investment, and the Convertible Note Investment. As of December 31, 2024, investments relate to the Data Revenue Partner Warrant, the Related Party Warrant, and the Related Party SAFE. Refer to Note 5, "Fair Value Measurements" and Note 14, "Related-Party Transactions" for additional information.
Leases
The Company leases office space under a non-cancelable operating lease with a remaining lease term of 1.4 years, which includes the option to extend the lease.
The Company did not have any finance leases as of June 30, 2025 or December 31, 2024.
The components of lease expense are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease cost (1)	$131	$114	$249	$224
(1) Amounts include short-term leases, which are immaterial.
Supplemental balance sheet information related to leases is as follows (in thousands, except lease term):

	As of June 30,	As of December 31,
	2025	2024
Operating lease right-of-use asset	$512	$683
Operating lease liability, current (included in accrued expenses and other current liabilities)	379	364
Operating lease liability, noncurrent (included in other liabilities, noncurrent)	165	359
Weighted-average remaining term for operating lease (in years)	1.4	1.9
The weighted-average discount rate used to measure the present value of the operating lease liabilities was 5.0% for each period presented.
Maturities of the Company’s operating lease liability, which does not include short-term leases, as of June 30, 2025 were as follows (in thousands):

Operating leases
Remainder of 2025	$195
2026	367
Total future minimum lease payments	562
Less imputed interest	(18)
Total operating lease liability	$544

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Goodwill and Intangible Assets, net
Intangible assets, net consists of the following (in thousands):

	As of June 30, 2025
	Gross	Accumulated Amortization	Net
Trade name	$23,380	$(8,269)	$15,111
Technology	25,985	(16,157)	9,828
Customer relationships	15,290	(6,612)	8,678
Internally developed software	11,208	(2,305)	8,903
Total	$75,863	$(33,343)	$42,520

	As of December 31, 2024
	Gross	Accumulated Amortization	Net
Trade name	$23,380	$(7,100)	$16,280
Technology	22,430	(13,677)	8,753
Customer relationships	15,290	(5,668)	9,622
Internally developed software	7,076	(1,157)	5,919
Total	$68,176	$(27,602)	$40,574
For the three and six months ended June 30, 2025, the Company capitalized $2.4 million and $4.1 million, respectively, in internally developed software. For the three and six months ended June 30, 2024, the Company capitalized $1.5 million and $2.6 million, respectively, in internally developed software.
For the three and six months ended June 30, 2025, amortization expense was $2.9 million and $5.7 million, respectively. For the three and six months ended June 30, 2024, amortization expense was $2.3 million and $4.6 million, respectively.
During the three and six months ended June 30, 2025 and 2024, there was no impairment of intangible assets recorded.
As of June 30, 2025, the estimated remaining amortization expense for intangible assets by fiscal year is as follows (in thousands):

Amount
Remainder of 2025	$6,165
2026	11,965
2027	7,250
2028	5,319
2029	4,935
Thereafter	4,898
Total future amortization expense	40,532
Internally developed software not yet in service	1,988
Total	$42,520

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The weighted-average remaining useful lives of the Company’s acquired intangible assets, excluding internally developed software projects that were not yet in service, are as follows:

Weighted-Average Remaining Useful Life
	As of June 30,	As of December 31,
	2025	2024
Trade name	6.5 years	7.0 years
Technology	2.5 years	1.9 years
Customer relationships	4.6 years	5.1 years
Internally developed software	2.5 years	2.6 years
As of June 30, 2025 and December 31, 2024, goodwill was $134.6 million and $133.7 million, respectively. Goodwill increased $0.9 million in connection with the Fantix, Inc. acquisition. Refer to Note 6, "Business Combinations" for additional information. No goodwill impairment was recorded during the three and six months ended June 30, 2025 or 2024.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	As of June 30,	As of December 31,
	2025	2024
Accrued vendor expenses	$15,524	$13,856
Accrued compensation	3,652	3,834
Customer related promotions and discounts	4,008	9,761
Sales return reserves	1,709	2,817
Other current liabilities	2,259	1,747
Total accrued expenses and other current liabilities	$27,152	$32,015
As of June 30, 2025, other current liabilities primarily relate to the Company’s deferred purchase price liability related to the Fantix, Inc. acquisition and sales taxes payable. As of December 31, 2024, other current liabilities primarily relate to the Company’s operating lease liability and sales taxes payable.
8. Convertible Notes
June 2025 Convertible Notes
In June 2025, the Company issued $320.0 million aggregate principal amount of 0.00% convertible senior notes due June 1, 2030. The June 2025 Convertible Notes are senior unsecured obligations and do not bear regular interest. Each $1,000 principal amount of the notes is initially convertible into 12.3501 shares of the Company’s common stock, which represents a conversion price of approximately $80.97 per share, subject to adjustment upon the occurrence of specified events. In certain circumstances, including conversions in connection with a make-whole fundamental change, the conversion rate may be increased, resulting in a conversion price as low as $61.11. However, the maximum number of shares issuable per $1,000 principal amount is capped at 16.3639, which is subject to the same adjustment provisions as the initial conversion rate.

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The June 2025 Convertible Notes are convertible at the option of the holders prior to the close of business on the business day immediately preceding March 1, 2030, only under the following circumstances: (1) during any fiscal quarter (and only during such quarter) beginning after September 30, 2025, if the closing price of the Company’s common stock for at least 20 trading days in any 30 consecutive trading day period ending on the last trading day of the prior fiscal quarter is greater than or equal to 130% of the then-applicable conversion price; (2) during the five business days immediately following any 10 consecutive trading day period in which the trading price per $1,000 principal amount of notes was less than 98% of the product of the closing price of the Company’s common stock and the conversion rate on each applicable trading day, following a request for such determination by a holder; (3) if the Company calls the notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events, such as certain mergers, reorganizations, or other changes of control.
The June 2025 Convertible Notes are convertible at the option of the holders on or after March 1, 2030, at any time prior to the close of business on the second scheduled trading day prior to the maturity date. Upon conversion, the Company will settle the principal portion of any June 2025 Convertible Notes in cash. Any amounts due on conversion over the principal portion may be settled, at the Company’s election, in cash, shares of common stock, or a combination thereof.
The Company may not redeem the June 2025 Convertible Notes prior to June 5, 2028. On or after that date, the Company may redeem all or a portion of the notes for cash if the closing price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during a 30 consecutive trading day period ending on the trading day immediately preceding the date on which the Company provides notice of redemption. The redemption price will equal the principal amount of the notes to be redeemed, plus any accrued and unpaid interest up to, but excluding, the redemption date.
Upon the occurrence of a fundamental change, which includes certain change-of-control transactions, a delisting of the Company’s common stock, or a liquidation event, holders may require the Company to repurchase up to 100% of their notes, plus accrued and unpaid special interest, if any, to, but excluding, the fundamental change repurchase date for cash.
The Company accounts for the June 2025 Convertible Notes entirely as a liability in accordance with ASC 470-20, Debt with Conversion and Other Options, as amended by ASU 2020-06. The embedded conversion feature is not separately accounted for as it does not require bifurcation under ASC 815, Derivatives and Hedging, as it is considered clearly and closely related to the host debt contract and does not meet the criteria for derivative accounting. The notes were issued at par and are recorded net of debt issuance costs.
As of June 30, 2025, the June 2025 Convertible Notes are classified as noncurrent as the conditions allowing holders of the notes to convert have not been met and the notes are not redeemable until June 5, 2028. The balance has been recorded within convertible notes, net, noncurrent on the Company’s condensed consolidated balance sheet.
The net carrying amount of the June 2025 Convertible Notes consists of the following (in thousands):

As of June 30,
2025
Principal	$320,000
Unamortized debt issuance costs	(10,702)
Net carrying amount	$309,298
The debt issuance costs are amortized to interest expense over the term of the June 2025 Convertible Notes using the effective interest rate method. The effective interest rate used to amortize the debt issuance costs is 0.68%. Interest expense recognized related to the June 2025 Convertible Notes was $0.2 million for both the three and six months ended June 30, 2025. Interest expense is included within other income (expense), net on the condensed consolidated statements of operations and comprehensive income (loss).
The estimated fair value of the June 2025 Convertible Notes, which we classify as Level 2 financial instruments, was determined using observable market prices. As of June 30, 2025, the estimated fair value of the June 2025 Convertible Notes was $339.4 million.

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

June 2025 Capped Calls
In connection with the pricing of the June 2025 Convertible Notes, the Company entered into privately-negotiated capped call transactions with certain dealer counterparties (the “June 2025 Capped Calls”). The June 2025 Capped Calls have an initial strike price of approximately $80.97 per share, which corresponds to the initial conversion price of the June 2025 Convertible Notes and is subject to certain adjustments. The June 2025 Capped Calls have a cap price of $122.22 per share, which is also subject to certain adjustments. The cost of $33.7 million incurred in connection with the June 2025 Capped Calls was recorded as a reduction to additional paid-in capital on the Company’s condensed consolidated balance sheet. Conditions triggering adjustments to the initial strike price and the initial cap price of these capped calls are similar to those causing adjustments for the June 2025 Convertible Notes.
The June 2025 Capped Calls are intended to reduce or offset potential dilution to our common stock upon any conversion of the June 2025 Convertible Notes, with this reduction or offset subject to the specified cap price. The June 2025 Capped Calls are separate transactions, and are not part of the terms of the June 2025 Convertible Notes. These transactions are classified as equity in accordance with ASC 815, Derivatives and Hedging, as they are (i) indexed to the Company’s own stock, (ii) settled in shares or permitted net-share settlement, and (iii) do not require net cash settlement. As such, the June 2025 Capped Calls have been recorded within stockholders’ equity and are not accounted for as derivatives.
9. Commitments and Contingencies
Purchase Commitments
The Company has contractual commitments with our cloud platform provider and contract manufacturer that are non-cancellable. As of June 30, 2025, future non-cancellable commitments under these arrangements were as follows (in thousands):

Amount
Remainder of 2025	$22,497
2026	25,500
2027	26,000
Total purchase commitments	$73,997

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
Litigation and Arbitration
Occasionally, the Company is involved in various legal proceedings, formal and informal dispute resolution processes, which may include arbitration or litigation, claims and government investigations in the ordinary course of business. The outcome of litigation and other legal matters is inherently uncertain, though the Company intends to vigorously defend any such matters. In making a determination regarding accruals, using available information, the Company evaluates the likelihood of an unfavorable outcome in legal or regulatory proceedings to which the Company is a party and records a loss contingency when it is probable a liability has been incurred and the amount of the loss can be reasonably estimated. When the Company determines an unfavorable outcome is not probable or reasonably estimable the Company does not accrue for any potential litigation loss. Actual outcomes of these legal and regulatory proceedings may materially differ from the Company’s estimates.

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

On March 12, 2019, a former alleged competitor of Tile, Cellwitch, Inc., filed a patent infringement claim against Tile in the U.S. District Court, Northern District of California, seeking permanent injunction and damages. On December 18, 2019, Tile filed an inter partes review petition with the Patent Trial and Appeal Board (“PTAB”) challenging the validity of the patent. On May 13, 2021, the PTAB issued a Final Written Decision on Tile’s inter partes review petition (the “Final Written Decision”), finding a majority of the claims invalid. The Final Written Decision was affirmed by the U.S. Court of Appeals for the Federal Circuit on May 13, 2022. The case is currently in trial court. As reported in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, the claim construction hearing took place on January 18, 2024, and on April 23, 2024, the court released its order which found 10 of the claims invalid, leaving only 2 active claims remaining. On May 16, 2025, the District Court granted Tile’s motion for summary judgment of non-infringement. On June 12, 2025, Cellwitch statutorily disclaimed the asserted patent. In light of the Court’s summary judgment ruling and Cellwitch’s statutory disclaimer of its patent, a loss is not probable, and no litigation reserve has been recorded on our condensed consolidated balance sheet as of June 30, 2025. On August 5, 2025, the parties settled the remaining claims at no cost.
On August 14, 2023, plaintiffs Stephanie Ireland-Gordy and Shannon Ireland-Gordy filed a putative class action lawsuit against Tile, Life360, and Amazon.com, Inc. in the U.S. District Court for the Northern District of California, seeking damages as well as injunctive and declaratory relief. An amended complaint was filed on April 26, 2024, adding named plaintiffs Melissa Broad and Jane Doe. Plaintiffs allege that Tile trackers were used by third parties to monitor their movements without their consent, and assert product liability and other claims. On February 14, 2025, the Company filed a Motion to Dismiss, which is currently pending. At this time, a loss is not probable nor estimable, and as a result, no legal accrual has been recorded on our consolidated balance sheets as of June 30, 2025. As of August 6, 2025, the Ireland-Gordy plaintiffs were dismissed with prejudice and the remaining plaintiffs' claims are stayed pending an appeal of the Court's ruling on the Company's Motion to Compel Arbitration, which was granted-in-part and denied-in-part.

The Company receives claims and other threats of litigation from customers in the ordinary course of business. These claims are arbitrable and the Company accrues various costs for these claims including arbitration fees, legal fees and costs. At this time, a loss is not probable nor estimable from any such claims, and as a result, no legal accruals have been recorded on our condensed consolidated balance sheet as of June 30, 2025.
No material litigation reserve was recorded on our condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024, respectively.
10. Common Stock
The Company has the following potentially outstanding common stock reserved for issuance:

	As of June 30,	As of December 31,
	2025	2024
Issuances under stock incentive plan, stock options	4,816,119	5,673,947
Issuances upon exercise of common stock warrants	7,761	7,761
Issuances upon vesting of restricted stock units	5,216,444	5,091,601
Shares reserved for shares available to be granted but not granted yet	15,324,977	12,815,029
	25,365,301	23,588,338
11. Warrants
As of June 30, 2025 and December 31, 2024, the Company had outstanding warrants entitling the holder thereof to purchase 7,761 shares of Company common stock with an exercise price of $6.44 and expiry date of September 2025. Any warrants not exercised prior to expiration will be automatically exercised on the expiration date.

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

12. Equity Incentive Plan
2011 Equity Incentive Plan
The Company’s equity incentive plan allows the Company to grant restricted stock units (“RSUs”, which includes PRSUs), restricted stock, and stock options to employees and consultants of the Company and any of the Company’s parent, subsidiaries, or affiliates, and to the members of the Board of Directors.
PRSUs are granted primarily to executive officers and, in limited cases, to other senior-level employees. All PRSUs vest upon the attainment of certain financial criteria as established and approved by our Board of Directors. The performance metrics are measured over a one-year performance period. The number of shares that may be issued to the award recipients may be greater or lesser than the target award amount depending on actual performance achieved as compared to the performance targets set forth in the awards.

Compensation cost related to time-based restricted stock awards is measured as of the closing price on the date of grant and is expensed on a straight-line basis over the vesting period of the award. Compensation cost related to performance-based restricted stock unit awards is also measured as of the closing price on the date of grant but is expensed in accordance with ASC 718, Compensation—Stock Compensation, which requires an assessment of the probability of attainment of the performance target. Each quarter, the Company evaluates the most probable outcome of performance and adjusts the cumulative expense accordingly based on the forecasted achievement level. Compensation expense is recognized over the vesting period of the PRSU award using the graded-vesting attribution method and shares attained over target upon vesting will be recognized as awards granted in the period.
Restricted Stock Units, Including PRSUs
RSU activity for the periods presented is as follows:

	Number of Shares	Weighted average grant date fair value
Balance as of December 31, 2024	5,091,601	$19.22
RSUs granted	1,707,016	38.21
RSUs vested and settled	(1,270,271)	19.23
RSUs cancelled/forfeited	(311,902)	20.22
Balance as of June 30, 2025	5,216,444	$26.03
As of June 30, 2025, there was unrecognized compensation cost for outstanding RSUs of $120.9 million to be recognized over a period of approximately 2.9 years.
The number of RSUs vested and settled includes shares of common stock that the Company withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements.

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Stock Options
The following summary of stock option activity for the periods presented is as follows (in thousands, except share and per share data):

	Number of Shares Underlying Outstanding Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Balance as of December 31, 2024	5,673,947	$6.16	3.9	$199,239
Options granted	—	—
Options exercised	(857,159)	5.43
Options cancelled/forfeited	(669)	5.71
Balance as of June 30, 2025	4,816,119	6.05	3.2	285,104
Exercisable as of June 30, 2025	4,613,599	$5.79	3.2	$274,326
As of June 30, 2025, there was total unrecognized compensation cost for outstanding stock options of $1.1 million to be recognized over a period of approximately 0.5 years.
Stock-based Compensation
Stock-based compensation expense was allocated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of revenue
Cost of subscription revenue	$716	$203	$884	$362
Cost of hardware revenue	438	224	673	408
Cost of other revenue	—	—	—	4
Total cost of revenue	1,154	427	1,557	774
Research and development	7,780	6,467	13,490	11,793
Sales and marketing	2,047	774	3,373	1,406
General and administrative	4,247	3,118	6,698	5,074
Total stock-based compensation, net of amounts capitalized	$15,228	$10,786	$25,118	$19,047
There was $0.3 million and $0.6 million of capitalized stock-based compensation costs recognized during the three and six months ended June 30, 2025, respectively. There was $0.4 million of capitalized stock-based compensation costs recognized during both the three and six months ended June 30, 2024.
13. Income Taxes
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

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

For the three and six months ended June 30, 2025, the Company recorded a benefit from income taxes of $0.4 million and $0.6 million, respectively. For the three and six months ended June 30, 2024, the Company recorded a provision for income taxes of $5.5 million and $6.9 million, respectively.
14. Related-Party Transactions
Hubble Transactions
In 2024, the Company entered into a strategic partnership and series of transactions with Hubble, including (i) a technology exclusivity and revenue share agreement (“Hubble Agreement”), (ii) the Related Party SAFE; and (iii) Hubble’s issuance of the Related Party Warrant. The Hubble Agreement has an initial term of 5 years beginning on November 12, 2024.
As part of this partnership, the Company will leverage Hubble’s global satellite infrastructure to introduce a new global location-tracking network service offering. The partnership agreement includes revenue-share payments in which Hubble will pay the Company a percentage of revenue earned from leveraging the new global location-tracking network service offering. The partnership also allows Hubble to purchase Tile hardware devices at a price equal to the Company’s burdened cost of goods sold plus 12.5%. As of June 30, 2025 and December 31, 2024, the Company had also recorded $15 thousand and $55 thousand, from Hubble within accounts receivable, net on the Company’s condensed consolidated balance sheets, respectively.
The grant of the Related Party Warrant was considered non-cash consideration, which the Company measured at fair value on the date of issuance. The Related Party Warrant includes various performance-based vesting conditions based on revenue and operational milestones to be measured and assessed throughout the term of the agreement. As of June 30, 2025, 2,049,191 shares of the Related Party Warrant have vested. The warrant was valued using a Black Scholes option-pricing model, and the fair value of approximately $3.9 million is also included in prepaid expenses and other assets, noncurrent and deferred revenue on the Company’s condensed consolidated balance sheets. The fair value of the warrant included within deferred revenue is amortized to other revenue over the life of the agreement. The Company recognized $0.2 million and $0.5 million in other revenue on the condensed consolidated statements of operations and comprehensive income (loss) in connection with the Related Party Warrant during the three months and six months ended June 30, 2025, respectively.
In April 2025, the Related Party SAFE converted to the Related Party Investment. The conversion resulted in an observable price change of $0.9 million, which was recorded within gain on change in fair value of investments on the condensed consolidated statement of operations and comprehensive income (loss). As of June 30, 2025, the carrying value of the Related Party Investment was $5.9 million and is included within prepaid expenses and other noncurrent assets on the condensed consolidated balance sheet. Refer to Note 5, "Fair Value Measurements" for additional information.
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

Payments made on behalf of Related Parties in connection with the U.S. IPO

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

On June 6, 2024, in connection with the Company’s initial public offering in the United States (“U.S. IPO”), the Company issued and sold 3,703,704 shares of common stock and certain selling securityholders including members of the Company’s board of directors, executive officers, non-executive employees, and other shareholders of the Company, sold 2,908,796 shares of common stock (including 862,500 shares sold pursuant to the underwriters’ full exercise of their option to purchase additional shares) in each case at an offering price of $27.00 per share. The Company received net proceeds of $93.0 million after deducting underwriting discounts and commissions of $7.0 million. The Company did not receive any proceeds from the sale of shares of common stock by the selling securityholders. The Company paid the underwriting discounts and commissions in connection with the sale of shares of common stock by the selling securityholders. A summary of the expenses paid on behalf of the selling securityholders is detailed below (in millions):

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
15. Net Income (Loss) Per Share
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
In connection with the June 2025 Convertible Notes, the Company applied the if-converted method under ASC 260, Earnings Per Share, to calculate diluted earnings per share. Since the June 2025 Convertible Notes require principal settlement in cash and only the premium is potentially settled in shares, the Company includes the incremental dilutive shares (the conversion spread) in the denominator only when the average stock price exceeds the conversion price.
For the three and six months ended June 30, 2025, the June 2025 Convertible Notes were not dilutive, and therefore no incremental shares were included in diluted EPS.

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except share and per share information):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$7,006	$(10,964)	$11,384	$(20,741)
Weighted-average shares outstanding:
Basic	76,797,385	70,760,080	76,254,119	69,647,853
Dilutive effect of outstanding options, RSUs and warrants	7,678,663	—	7,726,576	—
Diluted	84,476,048	70,760,080	83,980,695	69,647,853
Net income (loss) per share:
Basic	$0.09	$(0.15)	$0.15	$(0.30)
Diluted	$0.08	$(0.15)	$0.14	$(0.30)
Certain potential shares of common stock were excluded from the diluted net income (loss) per share calculation as their inclusion would have been antidilutive. Excluded shares are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Issuances under stock incentive plan, stock options	—	6,027,441	—	6,027,441
Issuances upon exercise of common stock warrants	—	7,761	—	7,761
Issuances upon vesting of restricted stock units	24,150	5,892,461	28,814	5,892,461
Issuances upon conversion of convertible notes	5,236,448	—	5,236,448	—
Total	5,260,598	11,927,663	5,265,262	11,927,663
16. Subsequent Events
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company is currently evaluating the impact the OBBBA will have on its condensed consolidated financial statements and related disclosures.
On August 6, 2025, the Board of Directors of the Company, appointed Lauren Antonoff, the Company’s Chief Operating Officer, as the Company’s Chief Executive Officer, and appointed Chris Hulls, the Company’s Chief Executive Officer, as the Executive Chairman of the Board, both effective August 11, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report and our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 27, 2025 (“Annual Report”). In addition to historical financial information, the following discussion contains forward-looking statements that are based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements as a result of a variety of factors, including but not limited to those discussed in “Risk Factors” under Part II, Item 1A in this Quarterly Report, Part II, Item 1A in our previous Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, and Part I, Item 1A in our Annual Report.
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
Subscription Revenue
We generate revenue primarily from sales of subscriptions on our platform, including Life360, Jio, Inc. (“Jiobit”) and Tile, Inc. (“Tile”). Revenue is recognized ratably over the related contractual term generally beginning on the date that our platform is made available to a customer. Our subscription agreements typically have monthly or annual contractual terms. Our agreements are generally non-cancellable during the contract term. We typically bill in advance for monthly and annual contracts. Amounts that have been billed are initially recorded as deferred revenue until the revenue is recognized.
Hardware Revenue
We generate our hardware revenue from the sale of Jiobit and Tile hardware tracking devices and related accessories. For hardware and accessories, revenue is recognized at the time products are delivered. We sell hardware tracking devices and accessories through a number of channels including our websites, brick and mortar retail, and online retail.

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
Gain on Settlement of Derivative Liability
Gain on settlement of derivative liability relates to the conversion by the holders of the July 2021 Convertible Notes, which settled the embedded share-settled redemption features bifurcated from the Company’s July 2021 Convertible Notes.

Gain on Change in Fair Value of Investments
In April 2025, an observable price change took place related to the conversion of the Related Party SAFE into the Related Party Investment. In addition, in May 2025, the Company entered into a series of transactions with Aura Consolidated Group, Inc (“Aura”), which included a convertible note investment by the Company into Aura (“Convertible Note Investment”). The Company elected to apply the fair value option in accordance with ASC 825, Financial Instruments.
Gain on change in fair value of investments relates to the change in fair value associated with the Convertible Note Investment and the observable price change upon the conversion of the Related Party SAFE into the Related Party Investment.
Other Income (expense), net
Other income (expense), net consists of interest income earned on our cash and cash equivalents balances, foreign currency exchange gains/(losses) related to the remeasurement of certain assets and liabilities of our foreign subsidiaries that are denominated in currencies other than the functional currency of the subsidiary and foreign exchange transactions gains/(losses), and interest expense primarily related to the Convertible Notes.
Provision for (Benefit from) Income Taxes
Provision for (benefit from) income taxes consists of U.S. federal and state income taxes and foreign income taxes in jurisdictions in which we conduct business. We maintain a full valuation allowance on our federal and state deferred tax assets as we have concluded that it is not more likely than not that the deferred tax assets will be realized.

Results of Operations
The following tables set forth our condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2025 and 2024 (in thousands, except percentages).

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% Change	2025	2024	% Change
Subscription revenue	$88,582	$65,678	35%	$170,456	$127,257	34%
Hardware revenue	12,266	11,901	3%	21,173	22,089	(4)%
Other revenue	14,533	7,284	100%	27,376	13,744	99%
Total revenue	115,381	84,863	36%	219,005	163,090	34%
Cost of subscription revenue(1)	13,049	10,393	26%	23,190	19,708	18%
Cost of hardware revenue(1)	10,194	9,922	3%	18,791	17,934	5%
Cost of other revenue(1)	1,637	922	78%	2,974	1,809	64%
Total cost of revenue(1)	24,880	21,237	17%	44,955	39,451	14%
Gross profit	90,501	63,626	42%	174,050	123,639	41%
Operating expenses(1):
Research and development	32,258	27,013	19%	62,661	54,271	15%
Sales and marketing	38,873	24,363	60%	74,181	49,096	51%
General and administrative	17,378	14,613	19%	33,027	29,014	14%
Total operating expenses	88,509	65,989	34%	169,869	132,381	28%
Income (loss) from operations	1,992	(2,363)	184%	4,181	(8,742)	148%
Other income (expense):
Convertible notes fair value adjustment	—	—	—%	—	(608)	100%
Derivative liability fair value adjustment	—	—	—%	—	(1,707)	100%
Loss on settlement of convertible notes	—	(440)	100%	—	(440)	100%
Gain on settlement of derivative liability	—	1,924	(100)%	—	1,924	(100)%
Gain on change in fair value of investments	1,269	—	100%	1,269	—	100%
Other income (expense), net	3,353	(4,607)	173%	5,328	(4,296)	224%
Total other income (expense), net	4,622	(3,123)	248%	6,597	(5,127)	229%
Income (loss) before income taxes	6,614	(5,486)	221%	10,778	(13,869)	178%
Provision for (benefit from) income taxes	(392)	5,478	(107)%	(606)	6,872	(109)%
Net income (loss)	$7,006	$(10,964)	164%	$11,384	$(20,741)	155%
Change in foreign currency translation adjustment	(101)	(4)	(2,425)%	(100)	(3)	(3,233)%
Total comprehensive income (loss)	$6,905	$(10,968)	163%	$11,284	$(20,744)	154%
____________________
(1)Includes stock-based compensation expense as follows (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% Change	2025	2024	% Change
Cost of revenue
Cost of subscription revenue	$716	$203	253%	$884	$362	144%
Cost of hardware revenue	438	224	96%	673	408	65%
Cost of other revenue	—	—	—%	—	4	(100)%
Total cost of revenue	1,154	427		1,557	774
Research and development	7,780	6,467	20%	13,490	11,793	14%
Sales and marketing	2,047	774	164%	3,373	1,406	140%
General and administrative	4,247	3,118	36%	6,698	5,074	32%
Total stock-based compensation, net of amounts capitalized	$15,228	$10,786		$25,118	$19,047
The following table sets forth our results of operations as a percentage of total revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Subscription revenue	77%	77%	78%	78%
Hardware revenue	11%	14%	10%	14%
Other revenue	13%	9%	13%	8%
Total revenue	100%	100%	100%	100%
Cost of subscription revenue	11%	12%	11%	12%
Cost of hardware revenue	9%	12%	9%	11%
Cost of other revenue	1%	1%	1%	1%
Total cost of revenue	22%	25%	21%	24%
Gross profit	78%	75%	79%	76%
Operating expenses:
Research and development	28%	32%	29%	33%
Sales and marketing	34%	29%	34%	30%
General and administrative	15%	17%	15%	18%
Total operating expenses	77%	78%	78%	81%
Income (loss) from operations	2%	(3)%	2%	(5)%
Other income (expense):
Convertible notes fair value adjustment	—%	—%	—%	—%
Derivative liability fair value adjustment	—%	—%	—%	(1)%
Loss on settlement of convertible notes	—%	(1)%	—%	—%
Gain on settlement of derivative liability	—%	2%	—%	1%
Gain on change in fair value of investments	1%	—%	1%	—%
Other income (expense), net	3%	(5)%	2%	(3)%
Total other income (expense), net	4%	(4)%	3%	(3)%
Income (loss) before income taxes	6%	(6)%	5%	(9)%
Provision for (benefit from) income taxes	—%	6%	—%	4%
Net income (loss)	6%	(13)%	5%	(13)%
Change in foreign currency translation adjustment	—%	—%	—%	—%
Total comprehensive income (loss)	6%	(13)%	5%	(13)%

Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%
(in thousands, except percentages)
Subscription revenue	$88,582	$65,678	$22,904	35%	$170,456	$127,257	$43,199	34%
Hardware revenue	12,266	11,901	365	3%	21,173	22,089	(916)	(4)%
Other revenue	14,533	7,284	7,249	100%	27,376	13,744	13,632	99%
Total revenue	$115,381	$84,863	$30,518	36%	$219,005	$163,090	$55,915	34%
Subscription revenue increased $22.9 million, or 35%, during the three months ended June 30, 2025 as compared to the three months ended June 30, 2024, primarily due to 25% growth in Paying Circles (as defined below) and 18% growth in total subscriptions. Additionally, subscription revenue in the current period benefited from price increases for new and existing Life360 subscriptions implemented during the second half of 2024 and continuing into 2025.
Hardware revenue increased $0.4 million, or 3%, during the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. This was driven by a $2.7 million increase in revenue primarily from online retail sales, which was in line with a 21% increase in net hardware units shipped. This increase was partially offset by a $1.1 million reduction in revenue related to bundled offerings, a $1.0 million increase in discounts, and a $0.2 million increase in returns.
Other revenue increased $7.2 million, or 100%, during the three months ended June 30, 2025 as compared to the three months ended June 30, 2024, due to a $4.9 million increase in partnership revenue, which includes advertising revenue, and a $2.3 million increase in data revenue, which was primarily attributable to the Amended and Restated Data Services and License Agreement with Placer.ai we entered into in July 2024.
Subscription revenue increased $43.2 million, or 34%, during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, primarily due to 25% growth in Paying Circles and 18% growth in total subscriptions. Additionally, subscription revenue in the current period benefited from price increases for new and existing Life360 subscriptions implemented during the second half of 2024 and continuing into 2025.
Hardware revenue decreased $0.9 million, or 4%, during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. The decline was primarily driven by a $2.2 million increase in discounts and a $1.9 million reduction in revenue related to bundled offerings. These impacts were partially offset by a $2.7 million increase in revenue primarily from online retail sales, in line with an 8% increase in net hardware units shipped, and a $0.5 million decrease in returns.
Other revenue increased $13.6 million, or 99%, during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, due to a $9.4 million increase in partnership revenue, which includes advertising revenue, and a $4.2 million increase in data revenue, which was primarily attributable to the Amended and Restated Data Services and License Agreement with Placer.ai we entered into in July 2024.

Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%
(in thousands, except percentages)
Cost of subscription revenue	$13,049	$10,393	$2,656	26%	$23,190	$19,708	$3,482	18%
Cost of hardware revenue	10,194	9,922	272	3%	18,791	17,934	857	5%
Cost of other revenue	1,637	922	715	78%	2,974	1,809	1,165	64%
Total cost of revenue	24,880	21,237	3,643		44,955	39,451	5,504
Gross profit	$90,501	$63,626	$26,875		$174,050	$123,639	$50,411
Gross margin:
Subscription	85%	84%			86%	85%
Hardware	17%	17%			11%	19%
Other	89%	87%			89%	87%
Cost of subscription revenue increased $2.7 million, or 26%, during the three months ended June 30, 2025 as compared to the three months ended June 30, 2024, primarily due to increases of $1.7 million in personnel-related and stock-based compensation costs and $0.7 million in technology expenses, attributable to Company growth. In addition, amortization of capitalized internally developed software increased $0.5 million due to the release of new features on our platform. These increases were partially offset by a $0.2 million decrease in costs associated with premium membership offerings.
Subscription gross margin increased to 85% during the three months ended June 30, 2025 from 84% during the three months ended June 30, 2024, primarily due to price increases for new and existing Life360 subscriptions implemented during the second half of 2024.
Cost of hardware revenue increased $0.3 million, or 3%, during the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. This was primarily driven by an increase of $0.8 million in personnel-related and stock-based compensation costs, attributable to Company growth, and a $0.6 million increase in tariff costs. The increases were partially offset by a $0.5 million decrease in hardware freight costs and a $0.6 million decrease in fulfillment and product costs, both associated with a shift in channel mix.
Hardware gross margin remained flat at 17% during the three months ended June 30, 2025 as compared to the three months ended June 30, 2024.
Cost of other revenue increased $0.7 million, or 78%, during the three months ended June 30, 2025 as compared to the three months ended June 30, 2024, due to increases of $0.5 million in technology and other related expenses to support the existing customer base, and $0.2 million in costs associated with the growth in partnership revenue, which includes advertising revenue.
Other gross margin increased to 89% during the three months ended June 30, 2025 from 87% during the three months ended June 30, 2024, primarily due to revenue outpacing the increase in costs.
Cost of subscription revenue increased $3.5 million, or 18%, during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. The increase was primarily due to $1.8 million in higher personnel-related and stock-based compensation costs and $1.4 million in increased technology expenses, both attributable to Company growth. In addition, amortization of capitalized internally developed software increased $0.9 million due to the release of new features on our platform. These increases were partially offset by a $0.6 million decrease in costs associated with premium membership offerings.
Subscription gross margin increased to 86% during the six months ended June 30, 2025 from 85% during the six months ended June 30, 2024, primarily due to price increases for new and existing Life360 subscriptions implemented during the second half of 2024.

Cost of hardware revenue increased $0.9 million, or 5%, during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. This increase was primarily driven by increases of $1.1 million in personnel-related and stock-based compensation costs and $0.3 million in technology and other costs, attributable to Company growth, and $0.8 million in tariff costs. These increases were partially offset by a $1.3 million decrease in fulfillment and product costs associated with a shift in channel mix.
Hardware gross margin decreased to 11% during the six months ended June 30, 2025 from 19% during the six months ended June 30, 2024, primarily due to a $2.2 million increase in discounts, an increase in freight costs associated with the shift in channel mix, an increase in tariff costs, and an increase in fixed hardware costs in line with Company growth.
Cost of other revenue increased $1.2 million, or 64%, during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, due to increases of $0.7 million in technology and other related expenses to support the existing customer base and $0.5 million in costs associated with the growth in partnership revenue, which includes advertising revenue.
Other gross margin increased to 89% during the six months ended June 30, 2025 from 87% during the six months ended June 30, 2024, primarily due to revenue outpacing the increase in costs.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%
(in thousands, except percentages)
Research and development	$32,258	$27,013	$5,245	19%	$62,661	$54,271	$8,390	15%
Research and development expenses increased $5.2 million, or 19%, during the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. This was primarily due to a $4.3 million increase in personnel-related and stock-based compensation costs, and a $1.1 million increase in technology and other costs, attributable to company growth. In addition, capitalized construction in progress costs decreased $0.5 million, in line with our product development roadmap. The increases were partially offset by a $0.6 million increase in capitalized internally developed software related to the development of new features and enhancements to our platform, and a $0.1 million decrease in contractor spend.
Research and development expenses increased $8.4 million, or 15%, during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. The increase was primarily due to increases of $6.9 million in personnel-related and stock-based compensation costs, $2.1 million in technology and other costs, and $0.5 million in professional and outside services spend, attributable to Company growth. These increases were partially offset by a $1.1 million increase in capitalized construction in progress costs, in line with our product development roadmap.

Sales and Marketing

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%
(in thousands, except percentages)
Sales and marketing	$38,873	$24,363	$14,510	60%	$74,181	$49,096	$25,085	51%

Sales and marketing expenses increased $14.5 million, or 60%, during the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. This was primarily due to increases of $5.2 million in growth media spend and $4.2 million in commissions to the Company’s third-party platforms and distribution channels (each a “Channel Partner”), in line with the increase in subscription revenue. Additional increases included $3.3 million in personnel-related and stock-based compensation costs, $1.4 million in other marketing spend, and $0.4 million in technology costs, attributable to Company growth.

Sales and marketing expenses increased $25.1 million, or 51%, during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. This increase was primarily due to increases of $8.6 million in growth media spend and $8.0 million in commissions to the Company’s Channel Partners, which is in line with the increase in subscription revenue. Additional increases include $5.2 million in personnel-related and stock-based compensation costs, $2.5 million in other marketing spend, and $0.8 million in technology costs, attributable to Company growth.
General and Administrative

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%
(in thousands, except percentages)
General and administrative	$17,378	$14,613	$2,765	19%	$33,027	$29,014	$4,013	14%

General and administrative expenses increased $2.8 million, or 19%, during the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. This was primarily due to increases of $3.3 million in personnel-related and stock-based compensation costs and $0.5 million in technology and other expenses, attributable to Company growth. These increases were partially offset by a $0.9 million decrease in professional and outside services, driven by lower Sarbanes-Oxley related compliance costs, and a $0.1 million increase in capitalized internally developed software.
General and administrative expenses increased $4.0 million, or 14%, during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. This increase was primarily due to a $4.9 million increase in personnel-related and stock-based compensation costs and a $1.3 million increase in technology and other costs, attributable to Company growth. These increases were partially offset by a $1.9 million decrease in professional and outside services spend, primarily driven by lower Sarbanes-Oxley related compliance costs, and a $0.3 million increase in capitalized internally developed software.
Convertible Notes Fair Value Adjustment
In April and June 2024, the September 2021 Convertible Notes and the July 2021 Convertible Notes, respectively, were converted to common stock. As a result, the Company recorded no gain or loss associated with the Convertible Notes fair value adjustment for both the three and six months ended June 30, 2025. For the three and six months ended June 30, 2024, the Company recorded a loss associated with the Convertible Notes fair value adjustment of zero and $0.6 million, respectively.
Derivative Liability Fair Value Adjustment
In June 2024, the holders of the July 2021 Convertible Notes converted their notes and accrued interest to common stock and the embedded derivative liability was settled as a result of the conversion. As such, the Company recorded no gain or loss associated with the derivative liability fair value adjustment for the three and six months ended June 30, 2025. For the three and six months ended June 30, 2024, the Company recorded a loss associated with the derivative liability fair value adjustment of zero and $1.7 million respectively.
Loss on Settlement of Convertible Notes
In April and June 2024, the September 2021 Convertible Notes and the July 2021 Convertible Notes, respectively, were converted to common stock. As a result, the Company recorded no gain or loss related to the settlement of the September 2021 Convertible Notes and July 2021 Convertible Notes for both the three and six months ended June 30, 2025. For the three and six months ended June 30, 2024, the Company recorded a loss of $0.4 million related to the settlement of the July 2021 Convertible Notes and the September 2021 Convertible Notes, which were converted to common stock during the three months ended June 30, 2024.

Gain on Settlement of Derivative Liability
In June 2024, the holders of the July 2021 Convertible Notes converted their notes and accrued interest to common stock and the derivative liability was settled as a result of the conversion. As a result, the Company recorded no gain or loss related to the settlement of the derivative liability upon conversion of the July 2021 Convertible Notes for the three and six months ended June 30, 2025. For both the three and six months ended June 30, 2024, the Company recorded a gain of $1.9 million associated with the settlement of the derivative liability.
Gain on Change in Fair Value of Investments
In April 2025, an observable price change took place related to the conversion of the Related Party SAFE into the Related Party Investment. The observable price change resulted in a fair value adjustment and gain of $0.9 million for both the three and six months ended June 30, 2025.
In addition, in May 2025, the Company entered into a series of transactions with Aura Consolidated Group, Inc (“Aura”), which included a $25.0 million convertible note investment by the Company into Aura (the “Convertible Note Investment”), The Company elected to apply the fair value option in accordance with ASC 825, Financial Instruments. As a result, the Company recorded a gain associated with the change in fair value of the Convertible Note Investment of $0.4 million for both the three and six months ended June 30, 2025.
Other Income (Expense), Net
Other income (expense), net includes interest income, dividend income, foreign exchange gains and losses, and interest expense associated with the July 2021 and June 2025 Convertible Notes.
Other income (expense), net increased $8.0 million, or 173%, during the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. This was primarily driven by a $5.6 million decrease in transaction costs incurred in connection with our U.S. IPO and a $1.4 million increase in dividend and interest income resulting from higher average gross yields primarily due to an increased cash and cash equivalents balance. In addition, a $1.2 million favorable change in the impact of currency revaluation contributed to the increase and was partially offset by a $0.2 million increase in interest expense.
Other income (expense), net increased $9.6 million, or 224%, during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. This was primarily driven by a $5.6 million decrease in transaction costs incurred in connection with our U.S. IPO and a $2.4 million increase in dividend and interest income resulting from higher average gross yields primarily due to an increased cash and cash equivalents balance. In addition, a $1.6 million favorable change in the impact of currency revaluation contributed to the increase.
Provision for (benefit from) Income Taxes
Benefit from income taxes increased $5.9 million during the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. Benefit from income taxes increased $7.5 million during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. The changes are due to the estimated growth in the Company’s annual estimated effective tax rate in the U.S. Provision for income taxes which consists of U.S. federal and state income taxes in jurisdictions in which we conduct business. The annual estimated effective tax rate in any quarter may be subject to fluctuations during the year as new information is obtained, which may positively or negatively affect the assumptions used to estimate the annual effective tax rate. We maintain a full valuation allowance on our federal and state deferred tax assets as we have concluded that it is not more likely than not that the deferred tax assets will be realized.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S., introducing several changes to the U.S. Internal Revenue Code of 1986, as amended. While the enactment of the OBBBA had no impact on our financial results for the three and six months ended June 30, 2025, we are currently evaluating its potential future impact on our condensed consolidated financial statements and related disclosures.

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

Key Operating Metrics

	As of and for the Three Months Ended June 30,			As of and for the Six Months Ended June 30,
	2025	2024	% Change	2025	2024	% Change
(in millions, except ARPPC, ARPPS and ASP)
AMR	$416.1	$304.8	36%	$416.1	304.8	36%
MAUs	88.0	70.6	25%	88.0	70.6	25%
Paying Circles	2.5	2.0	25%	2.5	2.0	25%
ARPPC(1)	$135.42	$125.96	8%	$134.49	$124.41	8%
Subscriptions	3.1	2.7	18%	3.1	2.7	18%
ARPPS(1)	$116.06	$104.00	12%	$114.57	$102.60	12%
Net hardware units shipped	0.8	0.7	21%	1.3	1.2	8%
ASP(2)	$14.81	$15.92	(7)%	$15.64	$16.18	(3)%
(1) Excludes revenue related to bundled Life360 subscription and hardware offerings of $(0.3) and $(0.7) for the three and six months ended June 30, 2025, respectively, and $(1.3) and $(2.6) for the three and six months ended June 30, 2024, respectively.
(2) Excludes revenue related to bundled Life360 subscription and hardware offerings of $0.3 and $0.6 for the three and six months ended June 30, 2025, respectively, and $1.3 and $2.5 for the three and six months ended June 30, 2024, respectively.
Annualized Monthly Revenue
We use Annualized Monthly Revenue (“AMR”) to identify the annualized monthly value of active customer agreements at the end of a reporting period. AMR includes the annualized monthly value of subscription, data and partnership agreements. All components of these agreements that are not expected to recur are excluded. This does not represent revenue under GAAP on an annualized basis, as the operating metric can be impacted by start and end dates and renewal rates. AMR as of June 30, 2025, and 2024 was $416.1 million and $304.8 million, respectively, representing an increase of 36% year-over-year, which is largely attributable to continued subscriber growth.
Monthly Active Users
We have a large and growing global member base as of June 30, 2025. A Life360 monthly active user (“MAU”) is defined as a unique member who engages with our Life360 branded services each month, which includes both paying and non-paying members, and excludes certain members who have a delayed account setup. As of June 30, 2025 and 2024, we had approximately 88.0 million and approximately 70.6 million MAUs on the Life360 platform, respectively, representing an increase of 25% year-over-year. We believe this has been driven by continued strong new member growth and retention.
Paying Circles
We define a Paying Circle as a group of Life360 members with a paying subscription who have been billed as of the end of period. Each subscription covers all members in the payor’s Circle so everyone in the Circle can utilize the benefits of a Life360 membership, including access to premium location, driving, digital and emergency safety insights and services.

As of June 30, 2025 and 2024, we had approximately 2.5 million and 2.0 million paid subscribers to services under our Life360 brand, respectively, representing an increase of 25% year-over-year. We grow the number of Paying Circles by increasing our free member base, converting free members to subscribers, and retaining them over time with the provision of high-quality family connectivity and safety services.
Average Revenue per Paying Circle
We define ARPPC as annualized subscription revenue recognized and derived from the Life360 mobile application, excluding revenue related to bundled Life360 subscription and hardware offerings, for the reported period, divided by the Average Paying Circles during the same period. Average Paying Circles are calculated by adding the number of Paying Circles as of the beginning of the period to the number of Paying Circles as of the end of the period, and then dividing by two.
For the three months ended June 30, 2025 and 2024, our ARPPC was $135.42 and $125.96, respectively, representing an 8% increase year-over-year. For the six months ended June 30, 2025 and 2024, our ARPPC was $134.49 and $124.41, respectively, representing an 8% increase year-over-year.
ARPPC is a key indicator utilized by the Company to determine our effectiveness at monetizing Paying Circles through tiered product offerings. U.S. ARPPC has benefited from price increases for new and existing annual subscribers implemented in September 2024 and October 2024, respectively, as well as a shift in product mix towards higher priced products. International ARPPC also benefited from price increases for legacy subscribers, as well as the launch of higher priced tiers across select international markets throughout 2024.
Subscriptions
We define Subscriptions as the number of paying subscribers associated with the Life360, Tile, and Jiobit brands who have been billed as of the end of the period.
As of June 30, 2025 and 2024, we had approximately 3.1 million and 2.7 million paid subscribers, respectively, to services under the Life360, Tile, and Jiobit brands, representing an increase of 18% year-over-year.
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
ARPPS for the three months ended June 30, 2025 and 2024 was $116.06 and $104.00, respectively, representing an increase of 12% year-over-year. ARPPS for the six months ended June 30, 2025 and 2024 was $114.57 and $102.60, respectively, representing an increase of 12% year-over-year.
ARPPS has increased year-over-year as a result of price increases for new and existing annual U.S. subscribers implemented in September 2024 and October 2024, respectively, as well as a shift in product mix towards higher priced products in the U.S. ARPPS also benefited from price increases for legacy subscribers, as well as the launch of higher priced tiers across select international markets throughout 2024.
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

For the three months ended June 30, 2025 and 2024, we sold approximately 0.8 million units and 0.7 million units, respectively, representing an increase of 21% year-over-year. The increase in net hardware units shipped was primarily due to an increase in online retail sales. For the six months ended June 30, 2025 and 2024, we sold approximately 1.3 million units and 1.2 million units, respectively, representing an increase of 8% year-over-year. The increase in net hardware units shipped was primarily due to an increase in online retail sales.
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
For the three months ended June 30, 2025 and 2024, the net ASP per unit was $14.81 and $15.92, respectively, representing a decrease of 7% year-over-year. The decrease in net ASP was primarily due to a shift in channel mix and an increase in promotional discounts. For the six months ended June 30, 2025 and 2024, the net ASP per unit was $15.64 and $16.18, respectively, representing a decrease of 3% year-over-year. The decrease in net ASP was primarily due to a shift in channel mix and an increase in promotional discounts.
Liquidity and Capital Resources
As of June 30, 2025, we had cash and cash equivalents of $432.7 million and restricted cash of $1.5 million. As of December 31, 2024, we had cash and cash equivalents of $159.2 million and restricted cash of $1.2 million.
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
Cash Flows
Our cash flow activities were as follows for the periods presented:

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Net cash provided by operating activities	$25,383	$13,940
Net cash used in investing activities	(32,089)	(2,323)
Net cash provided by financing activities	280,475	79,680
Net Increase in Cash, Cash Equivalents, and Restricted Cash	$273,769	$91,297
Operating Activities
Our largest sources of operating cash are cash collections from our paying members for subscriptions to our platform and hardware device sales. Our primary uses of cash from operating activities are for employee-related expenditures, costs to acquire inventory, infrastructure-related costs, commissions paid to Channel Partners and other marketing expenses.
A number of our members pay in advance for annual subscriptions, while a majority pay in advance for monthly subscriptions. Deferred revenue consists of the unearned portion of customer billings, which is recognized as revenue in accordance with our revenue recognition policy. As of June 30, 2025 and December 31, 2024, we had deferred revenue of $47.3 million and $45.2 million, respectively, of which $42.8 million and $39.9 million is expected to be recorded as revenue in the next 12 months, respectively, provided all other revenue recognition criteria have been met.

For the six months ended June 30, 2025, net cash provided by operating activities was $25.4 million. The primary factors affecting our operating cash flows during this period were our net income of $11.4 million, impacted by $30.4 million of non-cash adjustments, and $16.4 million of cash used by changes in our operating assets and liabilities. The non-cash adjustments primarily consist of stock-based compensation, depreciation and amortization. The cash used by changes in our operating assets and liabilities was primarily due to decreases in accounts payable and accrued expenses and other current liabilities, as well as increases in inventory and prepaid expenses and other assets. These cash outflows were offset by an increase in deferred revenue.
For the six months ended June 30, 2024, net cash provided by operating activities was $13.9 million. The primary factors affecting our operating cash flows during this period were our net loss of $20.7 million, impacted by $24.5 million of non-cash adjustments and $10.1 million of cash provided by changes in our operating assets and liabilities, which was partially offset by a payment of $5.5 million for expenses paid on behalf of the selling stockholders in connection with the secondary offering completed during the second quarter of 2024. The non-cash adjustments primarily consisted of stock-based compensation, depreciation and amortization, and fair value adjustments for our convertible notes and derivative liability, non-cash interest expense, gain on settlement of derivative liability, and loss on settlement of convertible notes. The cash provided by changes in our operating assets and liabilities was primarily due to decreases in accounts receivable, net, and prepaid expenses and other assets, increases in accounts payable and deferred revenue, offset by a decrease in accrued expenses and other current liabilities and increases in costs capitalized to obtain contracts, net and inventory.
Investing Activities
For the six months ended June 30, 2025, net cash used in investing activities was $32.1 million, which primarily related to the $25.0 million Convertible Note Investment. Net cash used in investing activities also included capitalization of internally developed software costs in accordance with ASC 350-40, Intangibles - Goodwill and Other, Internal-Use Software, and cash paid for an acquisition. Refer to Note 6, "Business Combinations" for additional information on the acquisition.
For the six months ended June 30, 2024, net cash used in investing activities was $2.3 million, which primarily related to the capitalization of internally developed software costs in accordance with ASC 350-40, Intangibles — Goodwill and Other, Internal-Use Software.
Financing Activities
For the six months ended June 30, 2025, net cash provided by financing activities was $280.5 million, which primarily related to proceeds of $320.0 million from the issuance of the June 2025 Convertible Notes offset by payments of $9.6 million for debt issuance costs. In connection with the issuance of the June 2025 Convertible Notes, the Company paid $33.7 million in capped call transactions. Refer to Note 8, "Convertible Notes" for more information on the June 2025 Convertible Notes and the June 2025 Capped Calls. Financing activities also included $25.8 million of taxes paid for the net settlement of equity awards, offset by $29.6 million of proceeds related to tax withholdings on restricted stock settlements and the exercise of stock options and warrants.
For the six months ended June 30, 2024, net cash provided by financing activities was $79.7 million, which primarily related to net proceeds of $93.0 million after deducting underwriting discounts and commissions from our U.S. IPO and $4.5 million of proceeds from the exercise of options and warrants, offset by $15.9 million of taxes paid for the net settlement of equity awards, and $1.8 million payment of U.S. IPO costs. As of June 30, 2024, $4.5 million of the incurred U.S. IPO costs were unpaid.
Obligations and Other Commitments
Our principal commitments consist of obligations under our operating leases for office space, and other purchase commitments. Information regarding our non-cancellable lease and other purchase commitments as of June 30, 2025, can be found in Note 7, "Balance Sheet Components" and Note 9, "Commitments and Contingencies" to our condensed consolidated financial statements.

Critical Accounting Policies and Significant Management Estimates
Our condensed consolidated financial statements are prepared in accordance with GAAP. The preparation of condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. We base our estimates on historical experiences and on various other assumptions we believe to be reasonable under the circumstances. Actual results could differ materially from the estimates made by our management. Our significant accounting policies are discussed in Note 2, "Summary of Significant Accounting Policies" in our Annual Report. There were no significant changes to these policies during the six months ended June 30, 2025.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and foreign currency exchange rates.
Interest Rate Risk
As of June 30, 2025 and December 31, 2024, we had $384.7 million and $134.0 million, respectively, of cash equivalents invested in money market funds. Our cash and cash equivalents are held for working capital purposes. As of June 30, 2025 and December 31, 2024, a hypothetical 10% relative change in interest rates would not have a material impact on our condensed consolidated financial statements.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025 pursuant to Rule 13a‑15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The term “disclosure controls and procedures” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our management concluded that our disclosure controls and procedures were effective as of June 30, 2025.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
From time to time, we may be and have been involved in legal proceedings, claims and government investigations in the ordinary course of business. We have received, and may in the future continue to receive, inquiries from regulators regarding our compliance with law and regulations, including those related to data protection and consumer rights, and due to the nature of our business and the rapidly evolving landscape of laws relating to data privacy, cybersecurity, consumer protection and data use, we expect to continue to be the subject of regulatory investigations and inquiries in the future. We have received, and may in the future continue to receive, claims from third parties relating to information or content that is published or made available on our platform, among other types of claims including those relating to, among other things, regulatory matters, commercial matters, intellectual property, competition, tax, employment, pricing, discrimination, and consumer rights. Future litigation may be necessary to defend ourselves, our partners, and our customers by determining the scope, enforceability, and validity of these claims. The results of any current or future regulatory inquiry or litigation cannot be predicted with certainty, and regardless of the outcome, such investigations and litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, the potential for enforcement orders or settlements to impose operational restrictions or obligations on our business practices and other factors.
The information set forth under Note 9, "Commitments and Contingencies" in the notes to our condensed consolidated financial statements under the caption “Litigation and Arbitration” is incorporated herein by reference.

Item 1A. Risk Factors
There have been no material changes from the risk factors set forth under the heading “Risk Factors” in Part I, Item 1A in our Annual Report and in Part II, Item 1A in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, except for the following risk factors which supplement the risk factors previously disclosed and should be considered in conjunction with the risk factors set forth in our Annual Report and Quarterly Report on Form 10-Q for the quarter ended March 31, 2025. An investment in shares of our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties, described in our Annual Report and Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, together with all of the other information in the Annual Report, and the following information about risks, together with information appearing elsewhere in this Quarterly Report, including our unaudited condensed consolidated financial statements and related notes hereto, and any other documents that we file with the SEC before deciding to invest in our common stock. The occurrence of any of the following risks or of those described in our Annual Report and Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, could have a material adverse effect on our business, financial condition, results of operations and future growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. In these circumstances, the market price of our common stock could decline; and you may lose all or part of your investment. We cannot assure you that any of the events discussed below, in our Annual Report or in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, will not occur.
Risks Related to Legal Matters and Our Regulatory Environment
Changes in laws regulating subscription and auto-payment renewals may be unfavorable, which could have a material adverse effect on our business, reputation, financial condition and results of operations.
We are subject to certain federal and state laws that govern the ability of members to cancel subscriptions and auto-payment renewals. These laws require companies to adhere to various consent, notice, disclosure and cancellation requirements when entering into automatically renewing contracts with subscription customers. As this area of the law evolves, we are committed to reviewing and amending our practices accordingly. Regulators and plaintiffs have brought enforcement and litigation actions challenging automatic renewal and subscription programs. Any failure, or perceived failure, by the Company to comply with any of these laws or regulations could result in damage to our reputation, lost business, and proceedings or actions against us by governmental entities or others, which could impact our operating results.

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
In July 2025, the U.S. enacted the One Big Beautiful Bill Act (“OBBBA”), which made additional significant changes to the Internal Revenue Code of 1987, as amended. Among other provisions, the OBBBA restored the immediate deductibility of domestic research and experimental (“R&E”) expenditures for tax years beginning after December 31, 2024, while retaining the requirement to capitalize and amortize foreign R&E expenditures. The OBBBA also introduced other complex tax provisions, including changes to provisions relating to income from non-U.S. subsidiaries. Although the full impact of the OBBBA will depend on future regulatory guidance and implementation, these changes may materially affect our effective tax rate, deferred tax balances, and cash taxes.
We continue to evaluate the impacts of these and other recent tax law changes on our business. Changes in or interpretations under the OBBBA or other existing or future tax legislation may increase our tax liabilities or compliance costs. Furthermore, future guidance from the IRS and other tax authorities, or judicial decisions interpreting these laws, could materially impact our provision for income taxes. Additionally, if the U.S. or other foreign tax authorities change applicable tax laws or practices, our overall taxes could increase, and our business, financial condition and results of operations may be adversely impacted.
Risks Related to Our Indebtedness
Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt. Our indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations and impair our ability to satisfy our obligations under our 0.00% Convertible Senior Notes due 2030 (the “June 2025 Convertible Notes”).
As of June 30, 2025, we had outstanding indebtedness with a principal amount of $320.0 million. We may also incur additional indebtedness. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:
•increasing our vulnerability to adverse economic and industry conditions;
•limiting our ability to obtain additional financing;

•requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, which will reduce the amount of cash available for other purposes;
•limiting our flexibility to plan for, or react to, changes in our business;
•diluting the interests of our existing stockholders as a result of issuing shares of our common stock upon conversion of the June 2025 Convertible Notes; and
•placing us at a possible competitive disadvantage with competitors that are less leveraged than us or have better access to capital.
Before March 1, 2030, holders of our June 2025 Convertible Notes will have the right to convert their June 2025 Convertible Notes only upon the occurrence of certain events. From and after March 1, 2030, noteholders may convert their June 2025 Convertible Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. However, many of the conditions that permit the conversion of the June 2025 Convertible Notes before March 1, 2030 are beyond our control. We could be required to expend a significant amount of cash to settle conversions, which could significantly harm our financial position and liquidity.
Our business may not generate sufficient funds, and we may otherwise be unable to maintain sufficient cash reserves, to pay amounts due under our indebtedness, including the June 2025 Convertible Notes, and our cash needs may increase in the future. In addition, future indebtedness that we may incur may contain financial and other restrictive covenants that limit our ability to operate our business, raise capital or make payments under our other indebtedness. If we fail to comply with these covenants or to make payments under our indebtedness when due, then we would be in default under that indebtedness, which could, in turn, result in that and our other indebtedness becoming immediately payable in full.
We may be unable to raise the funds necessary to repurchase the June 2025 Convertible Notes for cash following a fundamental change (as defined in the indenture governing the June 2025 Convertible Notes) or to pay any cash amounts due upon maturity or conversion of the June 2025 Convertible Notes, and our other indebtedness may limit our ability to repurchase the June 2025 Convertible Notes or to pay any cash amounts due upon their maturity or conversion.
Holders of the June 2025 Convertible Notes may, subject to limited exceptions, require us to repurchase their June 2025 Convertible Notes following a fundamental change (as defined in the indenture governing the June 2025 Convertible Notes) at a cash repurchase price generally equal to the principal amount of the June 2025 Convertible Notes to be repurchased, plus accrued and unpaid special interest or additional interest, if any. Upon maturity of the June 2025 Convertible Notes, we must pay their principal amount and accrued and unpaid interest in cash, unless they have been previously repurchased, redeemed or converted. In addition, all conversions of the June 2025 Convertible Notes will be settled partially or entirely in cash. We may not have enough available cash or be able to obtain financing at the time we are required to repurchase the June 2025 Convertible Notes or pay any cash amounts due upon their maturity or conversion. In addition, applicable law, regulatory authorities and the agreements governing our other indebtedness may restrict our ability to repurchase the June 2025 Convertible Notes or to pay any cash amounts due upon their maturity or conversion, if any. Our failure to repurchase the June 2025 Convertible Notes or to pay any cash amounts due upon their maturity or conversion when required will constitute a default under the indenture governing the June 2025 Convertible Notes. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our other indebtedness, which may result in that other indebtedness becoming immediately payable in full. We may not have sufficient funds to satisfy all amounts due under the other indebtedness and the June 2025 Convertible Notes, if any.
The capped call transactions entered into in connection with the pricing of the June 2025 Convertible Notes may affect the value of our common stock.
In connection with the pricing of the June 2025 Convertible Notes, we entered into privately negotiated capped call transactions with certain option counterparties. The capped call transactions are expected to generally reduce the potential dilution to our common stock upon any conversion of the June 2025 Convertible Notes and/or offset any potential cash payments we are required to make in excess of the principal amount of converted June 2025 Convertible Notes, as the case may be, with such reduction and/or offset subject to a cap.
In connection with establishing their initial hedges of the capped call transactions, the option counterparties or their respective affiliates purchased shares of our common stock and/or entered into various derivative transactions with respect to our common stock concurrently with or shortly after the pricing of the June 2025 Convertible Notes.

In addition, the option counterparties and/or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions following the pricing of the June 2025 Convertible Notes and prior to the maturity of the June 2025 Convertible Notes (and (x) are likely to do so during any observation period related to a conversion of the June 2025 Convertible Notes or following any repurchase of the June 2025 Convertible Notes by us in connection with any redemption or fundamental change (as defined in the indenture governing the June 2025 Convertible Notes) and (y) are likely to do so following any repurchase of the June 2025 Convertible Notes by us other than in connection with any redemption or fundamental change if we elect to unwind a corresponding portion of the capped call transactions in connection with such repurchase). This activity could also cause or avoid an increase or a decrease in the market price of our common stock.
We are subject to counterparty risk with respect to the capped call transactions, and the capped call may not operate as planned.
The option counterparties are, or are affiliates of, financial institutions, and we will be subject to the risk that any or all of them might default under the capped call transactions. Our exposure to the credit risk of the option counterparties will not be secured by any collateral. Global economic conditions have from time to time resulted in the actual or perceived failure or financial difficulties of many financial institutions. If an option counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under our transactions with that option counterparty. Our exposure will depend on many factors, but, generally, the increase in our exposure will be correlated with increases in the market price or the volatility of our common stock. In addition, upon a default by an option counterparty, we may suffer adverse tax consequences and more dilution than we currently anticipate with respect to our common stock. We can provide no assurances as to the financial stability or viability of any option counterparty.
In addition, the capped call transactions are complex, and they may not operate as planned. For example, the terms of the capped call transactions may be subject to adjustment, modification or, in some cases, renegotiation if certain corporate or other transactions occur. Accordingly, these transactions may not operate as we intend if we are required to adjust their terms as a result of transactions in the future or upon unanticipated developments that may adversely affect the functioning of the capped call transactions.
Provisions in the indenture governing the June 2025 Convertible Notes could delay or prevent an otherwise beneficial takeover of us.
Certain provisions in the June 2025 Convertible Notes and the indenture governing the June 2025 Convertible Notes could make a third-party attempt to acquire us more difficult or expensive. For example, if a takeover constitutes a fundamental change (as defined in the indenture governing the June 2025 Convertible Notes), then noteholders will have the right to require us to repurchase their June 2025 Convertible Notes for cash. In addition, if a takeover constitutes a make-whole fundamental change (as defined in the indenture governing the June 2025 Convertible Notes), then we may be required to temporarily increase the conversion rate. In either case, and in other cases, our obligations under the June 2025 Convertible Notes and the indenture governing the June 2025 Convertible Notes could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management, including in a transaction that noteholders or holders of our common stock may view as favorable.

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
Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
(a) None
(b) None
(c) Rule 10b5-1 Trading Plans
Our officers, as defined in Rule 16a-1(f) of the Exchange Act (“Section 16 Officers”), may from time to time enter into plans for the purchase or sale of our common stock that are intended to satisfy the affirmative defense in Rule 10b5-1(c) of the Exchange Act. During the three months ended June 30, 2025, no Section 16 Officers adopted a “Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K of the Exchange Act.
Below are updated disclosures pertaining to Rule 10b5-1 trading arrangements adopted by Susan Stick, who served as General Counsel at the time of adoption, and Brit Morin, Director, as originally reported on our Annual Report, and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, respectively. These updates do not affect any other disclosures in our Annual Report or any subsequent quarterly reports.

Name	Title	Action	Adoption Date	Expiration Date	Total number of securities to be sold
Susan Stick	General Counsel	Adoption	11/27/2024	8/25/2025	Up to 17,000 shares
Brit Morin	Director	Adoption	3/14/2025	3/16/2026	Up to 48,032 shares
Additionally, on June 30, 2025, Ms. Morin’s Rule 10b5-1 trading plan terminated in accordance with its terms, following the execution of all scheduled trades. The aggregate number of shares of common stock sold pursuant to Ms. Morin’s 10b5-1 trading plan was 48,032.

Item 6. Exhibits

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	File No.	Filing Date	Exhibit No.

3.1	Restated Certificate of Incorporation of the Company.		8-K	000-56424	June 3, 2024	3.1

3.2	Amended and Restated Bylaws of the Company.		8-K	000-56424	June 3, 2024	3.2

4.1	Indenture, dated as of June 5, 2025, between Life360, Inc. and U.S. Bank Trust Company, National Association, as trustee.		8-K	000-42120	June 5, 2025	4.1

4.2	Form of certificate representing the 0.00% Convertible Senior Notes due 2030 (included as Exhibit A to Exhibit 4.1).		8-K	000-42120	June 5, 2025	4.2

10.1	Form of Capped Call Confirmations.		8-K	000-42120	June 5, 2025	10.1

10.2	Separation Agreement between Life360, Inc. and Susan Stick.	X

10.3	Consulting Agreement between Life360, Inc. and Susan Stick.	X

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) of the Exchange Act.	X

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) of the Exchange Act.	X

32.1*	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2*	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	Inline XBRL Instance Document	X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents	X

104	Cover Page Interactive Data (formatted as Inline XBRL and contained in Exhibit 101)	X

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

LIFE360, INC.

Dated:	August 11, 2025	By:	/s/ Chris Hulls
Chris Hulls

Chief Executive Officer
(Principal Executive Officer)

Dated:	August 11, 2025	By:	/s/ Russell Burke
Russell Burke

Chief Financial Officer
(Principal Financial Officer)