Form 10-Q
period 2025-09-30
Life360, Inc.
filed 2025-11-10
CIK 1581760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No  ☒
As of November 4, 2025, the registrant had 78,400,518 shares of common stock, par value $0.001 per share, including shares underlying all issued and outstanding Chess Depositary Interests (“CDIs”), outstanding.

Life360, Inc.
Form 10-Q for the Quarter Ended September 30, 2025
In this report, unless otherwise stated or the context otherwise indicates, the terms “Life360,” “the Company,” “we,” “us,” “our” and similar references refer to Life360, Inc. and its consolidated subsidiaries. The Life360 logo, and other trademarks, trade names or service marks of Life360, Inc. appearing in this Quarterly Report on Form 10-Q are the property of Life360, Inc. All other trademarks, trade names and service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners. Solely for convenience, the trademarks and trade names in this report may be referred to without the ® and ™ symbols, but such references should not be construed as any indicator that their respective owners will not assert their rights thereto.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on our management’s beliefs and assumptions and on information currently available to our management. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements include statements regarding, among other things, (a) our expectations regarding our results of operations and key performance indicators, (b) key factors affecting our performance (c) our growth strategy, (d) our future financing plans, (e) our anticipated needs for, and use of, working capital and (f) our expectations regarding the effect of the capped call transactions entered into in connection with the pricing of our 0.00% convertible senior notes due June 1, 2030. They are generally identifiable by use of the words: “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “seek,” “believe,” “estimate,” “predict,” “potential,” “continue,” “contemplate,” “possible” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. We caution you the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report. These forward-looking statements are subject to risks and uncertainties, many of which are outside of our control, including risks related to our business, market risks, our need for additional capital, and the risk that our products and services may not perform as expected, as described in “Risk Factors” under Part II, Item 1A in this Quarterly Report, Part II, Item 1A in our previous Quarterly Reports on Form 10-Q for the quarters ended March 31, 2025 and June 30, 2025, filed with the Securities and Exchange Commission (the “SEC”) on May 12, 2025 and August 11, 2025, respectively, and Part I, Item 1A of the Company’s Form 10-K for the year ended December 31, 2024, filed with the SEC on February 27, 2025 (“Annual Report”), as well as in other sections of this report, as such risks may be updated in subsequent filings with the SEC or the Australian Securities Exchange (“ASX”). In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. You should not place undue reliance on these forward-looking statements.
The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. The forward-looking statements speak only as of the date on which they are made, and, except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date on which the statements are made or to reflect the occurrence of unanticipated events. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including, but not limited to, those discussed in “Risk Factors” under Part II, Item 1A in this Quarterly Report, Part II, Item 1A in our previous Quarterly Reports on Form 10-Q for the quarters ended March 31, 2025 and June 30, 2025, and Part I, Item 1A in our Annual Report, and other sections in this Quarterly Report.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Life360, Inc.
Condensed Consolidated Balance Sheets
(Dollars in U.S. $, in thousands, except share and per share data)
(unaudited)

	September 30, 2025	December 31, 2024
Assets
Current Assets:
Cash and cash equivalents	$455,733	$159,238
Accounts receivable, net(1)	66,062	57,997
Inventory	14,135	8,057
Costs capitalized to obtain contracts, net	1,255	1,098
Prepaid expenses and other current assets	19,804	14,599
Total current assets	556,989	240,989
Restricted cash, noncurrent	1,494	1,221
Property and equipment, net	3,175	1,779
Costs capitalized to obtain contracts, noncurrent	946	1,049
Prepaid expenses and other assets, noncurrent(2)(3)	49,811	21,611
Operating lease right-of-use asset	424	683
Intangible assets, net	39,996	40,574
Goodwill	134,619	133,674
Total Assets	$787,454	$441,580
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$8,891	$5,463
Accrued expenses and other current liabilities	27,002	32,015
Deferred revenue, current	46,050	39,860
Total current liabilities	81,943	77,338
Convertible notes, net, noncurrent	309,842	—
Deferred revenue, noncurrent	4,155	5,338
Other liabilities, noncurrent	67	359
Total Liabilities	$396,007	$83,035
Commitments and Contingencies (Note 9)
Stockholders’ Equity
Common Stock, $0.001 par value; 500,000,000 authorized as of September 30, 2025 and December 31, 2024, respectively; 78,268,702 and 75,404,996 issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	78	75
Additional paid-in capital	659,761	648,124
Accumulated deficit	(268,521)	(289,698)
Accumulated other comprehensive income	129	44
Total stockholders’ equity	391,447	358,545
Total Liabilities and Stockholders’ Equity	$787,454	$441,580
(1) Includes related party receivables of $206 and $55 as of September 30, 2025 and December 31, 2024, respectively.
(2) Includes $26,208 and zero measured using the fair value option as of September 30, 2025 and December 31, 2024, respectively, related to the Convertible Note Investment. Refer to Note 5, "Fair Value Measurements" for additional information.
(3) The balance as of September 30, 2025 includes the $5,882 Related Party Investment and the $3,898 Related Party Warrant. The balance as of December 31, 2024 includes the $5,000 Related Party SAFE and the $3,898 Related Party Warrant. Refer to Note 5, "Fair Value Measurements" and Note 14, "Related-Party Transactions" for additional information.

See accompanying notes to the condensed consolidated financial statements (unaudited).

Life360, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Dollars in U.S. $, in thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Subscription revenue	$96,300	$71,833	$266,756	$199,090
Hardware revenue(1)	11,312	11,744	32,485	33,833
Other revenue(2)	16,885	9,288	44,261	23,032
Total revenue	124,497	92,865	343,502	255,955
Cost of subscription revenue	14,003	10,659	37,193	30,367
Cost of hardware revenue(3)	11,700	11,213	30,491	29,147
Cost of other revenue	1,659	981	4,633	2,790
Total cost of revenue	27,362	22,853	72,317	62,304
Gross profit	97,135	70,012	271,185	193,651
Operating expenses:
Research and development	32,410	29,012	95,071	83,283
Sales and marketing	39,024	30,722	113,205	79,818
General and administrative	20,010	15,229	53,037	44,243
Total operating expenses	91,444	74,963	261,313	207,344
Income (loss) from operations	5,691	(4,951)	9,872	(13,693)
Other income (expense):
Convertible notes fair value adjustment	—	—	—	(608)
Derivative liability fair value adjustment	—	—	—	(1,707)
Loss on settlement of convertible notes	—	—	—	(440)
Gain on settlement of derivative liability	—	—	—	1,924
Gain on change in fair value of investments(4)	821	5,389	2,090	5,389
Interest income	4,710	2,069	9,039	4,214
Other income (expense), net(5)	(1,002)	455	(3)	(5,986)
Total other income (expense), net	4,529	7,913	11,126	2,786
Income (loss) before income taxes	10,220	2,962	20,998	(10,907)
Provision for (benefit from) income taxes	427	(4,727)	(179)	2,146
Net income (loss)	$9,793	$7,689	$21,177	$(13,053)
Net income (loss) per share, basic (Note 15)	$0.13	$0.10	$0.28	$(0.18)
Net income (loss) per share, diluted (Note 15)	$0.11	$0.09	$0.25	$(0.18)
Weighted-average shares used in computing net income (loss) per share, basic (Note 15)	77,736,272	74,232,140	76,752,859	71,187,103
Weighted-average shares used in computing net income (loss) per share, diluted (Note 15)	85,794,178	82,083,976	84,760,161	71,187,103
Comprehensive income (loss)
Net income (loss)	$9,793	$7,689	$21,177	$(13,053)
Change in foreign currency translation adjustment	185	—	85	(3)
Total comprehensive income (loss)	$9,978	$7,689	$21,262	$(13,056)
(1) Includes related party revenue of $203 for the three and nine months ended September 30, 2025. No related party revenue was recorded during the three and nine months ended September 30, 2024.
(2) Includes related party revenue of $195 and $682 for the three and nine months ended September 30, 2025, respectively. No related party revenue was recorded during the three and nine months ended September 30, 2024.
(3) Includes related party cost of revenue of $137 for the three and nine months ended September 30, 2025. No related party cost of revenue was recorded during the three and nine months ended September 30, 2024.
(4) Includes a related party gain of zero and $882 for the three and nine months ended September 30, 2025, respectively. No related party gain was recorded during the three and nine months ended September 30, 2024.
(5) Includes related party other expense of zero and $5,498 for the three and nine months ended September 30, 2024, respectively. No related party other expense was recorded during the three and nine months ended September 30, 2025.
See accompanying notes to the condensed consolidated financial statements (unaudited).

Life360, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Dollars in U.S. $, in thousands, except share and per share data)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2024	75,404,996	$75	$648,124	$(289,698)	$44	$358,545
Exercise of stock options	346,874	—	3,039	—	—	3,039
Vesting of restricted stock units	644,538	1	(1)	—	—	—
Taxes paid related to the settlement of equity awards, net of settlement proceeds received	—	—	(856)	—	—	(856)
Stock-based compensation expense	—	—	10,173	—	—	10,173
Shares issued in connection with an acquisition	22,252	—	1,000	—	—	1,000
Change in foreign currency translation adjustment	—	—	—	—	1	1
Net income	—	—	—	4,378	—	4,378
Balance at March 31, 2025	76,418,660	$76	$661,479	$(285,320)	$45	$376,280
Exercise of stock options	510,285	1	2,762	—	—	2,763
Vesting of restricted stock units	587,287	1	—	—	—	1
Taxes paid related to the settlement of equity awards, net of settlement proceeds received	—	—	(1,142)	—	—	(1,142)
Stock-based compensation expense	—	—	15,579	—	—	15,579
Purchase of capped calls related to the June 2025 Convertible Notes	—	—	(33,728)	—	—	(33,728)
Change in foreign currency translation adjustment	—	—	—	—	(101)	(101)
Net income	—	—	—	7,006	—	7,006
Balance at June 30, 2025	77,516,232	$78	$644,950	$(278,314)	$(56)	$366,658
Exercise of stock options	127,699	—	1,158	—	—	1,158
Exercise of warrants	7,205	—	—	—	—	—
Vesting of restricted stock units	617,566	—	(1)	—	—	(1)
Taxes paid related to the settlement of equity awards, net of settlement proceeds received	—	—	(1,483)	—	—	(1,483)
Stock-based compensation expense	—	—	15,137	—	—	15,137
Change in foreign currency translation adjustment	—	—	—	—	185	185
Net income	—	—	—	9,793	—	9,793
Balance at September 30, 2025	78,268,702	$78	$659,761	$(268,521)	$129	$391,447

Life360, Inc.

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	68,155,830	$70	$532,128	$(285,143)	$9	$247,064
Exercise of stock options	277,309	—	2,307	—	—	2,307
Exercise of warrants	41,685	—	94	—	—	94
Vesting of restricted stock units	965,238	1	(1)	—	—	—
Taxes paid related to net settlement of equity awards	—	—	(8,110)	—	—	(8,110)
Stock-based compensation expense	—	—	8,261	—	—	8,261
Change in foreign currency translation adjustment	—	—	—	—	1	1
Net loss	—	—	—	(9,777)	—	(9,777)
Balance at March 31, 2024	69,440,062	$71	$534,679	$(294,920)	$10	$239,840
Exercise of stock options	129,968	—	1,006	—	—	1,006
Exercise of warrants	88,212	—	1,055	—	—	1,055
Vesting of restricted stock units	428,378	—	—	—	—	—
Taxes paid related to net settlement of equity awards	—	—	(7,834)	—	—	(7,834)
Stock-based compensation expense	—	—	11,159	—	—	11,159
Settlement of convertible notes	341,877	—	5,751	—	—	5,751
Issuance of common stock net of underwriting discounts, commissions, and issuance costs of $13,293	3,703,704	3	86,704	—	—	86,707
Change in foreign currency translation adjustment	—	—	—	—	(4)	(4)
Net loss	—	—	—	(10,964)	—	(10,964)
Balance at June 30, 2024	74,132,201	$74	$632,520	$(305,884)	$6	$326,716
Exercise of stock options	128,727	—	1,103	—	—	1,103
Vesting of restricted stock units	403,820	—	—	—	—	—
Taxes paid related to net settlement of equity awards	—	—	(7,427)	—	—	(7,427)
Stock-based compensation expense	—	—	11,610	—	—	11,610
Net income	—	—	—	7,689	—	7,689
Balance at September 30, 2024	74,664,748	$74	$637,806	$(298,195)	$6	$339,691
See accompanying notes to the condensed consolidated financial statements (unaudited).

Life360, Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in U.S. $, in thousands)
(unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash Flows from Operating Activities:
Net income (loss)	$21,177	$(13,053)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,859	7,058
Amortization of costs capitalized to obtain contracts	932	974
Amortization of operating lease right-of-use asset	259	247
Stock-based compensation expense, net of amounts capitalized	39,985	30,507
Non-cash interest expense, net	727	59
Convertible notes fair value adjustment	—	608
Derivative liability fair value adjustment	—	1,707
Loss on settlement of convertible notes	—	440
Gain on settlement of derivative liability	—	(1,924)
Gain on change in fair value of investments(1)	(2,090)	(5,389)
Non-cash revenue from investments	(905)	(965)
Provision for credit losses	825	—
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable, net	(8,890)	(6,670)
Prepaid expenses and other assets	(6,314)	3,506
Inventory	(6,078)	(9,689)
Costs capitalized to obtain contracts, net	(986)	(1,287)
Accounts payable	3,540	12,058
Accrued expenses and other current liabilities	(5,830)	(2,736)
Deferred revenue	5,913	5,108
Other liabilities, noncurrent	(294)	(270)
Net cash provided by operating activities	51,830	20,289
Cash Flows from Investing Activities:
Cash paid for acquisition	(2,825)	—
Internally developed software	(4,538)	(3,228)
Purchase of property and equipment	(1,565)	(63)
Convertible note investment	(25,000)	—
Net cash used in investing activities	(33,928)	(3,291)
Cash Flows from Financing Activities:
Proceeds related to tax withholdings on restricted stock settlements and the exercise of stock options and warrants	50,770	5,564
Taxes paid related to net settlement of equity awards	(47,292)	(23,371)
Proceeds from issuance of common stock in U.S. initial public offering, net of underwriting discounts and commissions	—	93,000
Payments of U.S. initial public offering issuance costs	—	(2,719)
Proceeds from issuance of convertible senior notes	320,000	—
Payments of debt issuance costs	(10,884)	—
Purchase of capped calls	(33,728)	—
Net cash provided by financing activities	278,866	72,474
Net Increase in Cash, Cash Equivalents, and Restricted Cash	296,768	89,472
Cash, Cash Equivalents and Restricted Cash at the Beginning of the Period	160,459	70,713
Cash, Cash Equivalents, and Restricted Cash at the End of the Period	$457,227	$160,185

Life360, Inc.

Supplemental disclosure:
Cash paid during the period for taxes	$117	$2,318
Cash paid during the period for interest	—	46
Cash payments included in the measurement of operating lease liabilities	291	338
Non-cash investing and financing activities:
Fair value of stock issued in connection with acquisition	1,000	—
Conversion of September 2021 Convertible Notes to common stock	—	3,548
Conversion of July 2021 Convertible Notes and accrued interest to common stock	—	2,203
Property and equipment included within accrued expenses and other current liabilities	227	1,134
Stock-based compensation included in internally developed software	904	523
IPO-related transaction costs included in accrued expenses and other current liabilities	—	3,573
Conversion of Related Party SAFE to Related Party Investment	5,000	—
(1) Includes a related party gain of $882 and zero for the nine months ended September 30, 2025 and 2024, respectively.

The following table presents the cash, cash equivalents, and restricted cash reported within the condensed consolidated statements of cash flows shown above:

	September 30, 2025	September 30, 2024
Cash and cash equivalents	$455,733	$158,980
Restricted cash, noncurrent	1,494	1,205
Total cash and cash equivalents, and restricted cash	$457,227	$160,185
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
Management and Board of Directors Transitions
On August 11, 2025, the Company announced that its Board of Directors appointed Lauren Antonoff, then Chief Operating Officer, as the Company’s Chief Executive Officer and a member of the Company’s Board of Directors, and Chris Hulls, the Company’s Co-Founder and then Chief Executive Officer, as Executive Chairman of the Board.
Effective the same date, the Company’s Board of Directors appointed Mark Goines as Lead Independent Director.
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
During the current period, the Company revised its presentation of Interest income in the condensed consolidated statements of operations and comprehensive income (loss) to provide more meaningful information to financial statement users. Previously, Interest income was included within Other income (expense), net. Comparative prior period amounts have been reclassified to conform to the current period presentation. The reclassification had no impact on net income (loss).
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
•promotional and marketing allowances;
•inventory valuation;
•average useful customer life;
•valuation of stock-based awards, including market-based restricted stock units (“MRSUs”);
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
Accounting pronouncements not yet adopted
In September 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract. The ASU narrows the scope of derivative accounting by excluding certain non-exchange-traded contracts whose terms are based on the normal operations or activities of one of the parties, and clarifies that share-based noncash consideration received from a customer in a revenue contract should be accounted for under ASC 606 until the right to the consideration becomes unconditional. The ASU is effective for annual periods beginning after December 15, 2026, and interim periods within those annual periods, with early adoption is permitted. The Company does not expect the adoption of this ASU to have a material impact on its financial position or results of operations.

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The ASU eliminates project stages and requires software cost capitalization to begin after management has authorized and committed to funding the software project and it is probable the project will be completed and used to perform the function intended. The ASU also requires additional property, plant and equipment disclosures for all capitalized software costs. The ASU is effective for annual periods beginning after December 15, 2027, and interim periods within those years, with early adoption permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statements and related disclosures.

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The ASU introduces a practical expedient for estimating expected credit losses on current accounts receivable and current contract assets arising from revenue transactions from contracts with customers. The ASU is effective for annual periods beginning after December 15, 2025, and interim periods within those annual periods, with early adoption permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statements and related disclosures.
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
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The updates in this ASU are effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The Company does not expect the adoption of this ASU to have a material impact on its financial position or results of operations.
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
The following tables set forth the information about the Company’s Channel Partners that processed the Company’s overall revenue transactions and retail partners who represented greater than 10% of the Company’s revenue or accounts receivable, respectively:

	Percentage of Revenue
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Channel Partner (Apple)	54%	55%	54%	55%
Channel Partner (Google)	21%	18%	20%	18%

	Percentage of Gross Accounts Receivable
	As of September 30,	As of December 31,
	2025	2024
Channel Partner (Apple)	57%	*
Channel Partner (Google)	12%	49%
Data Partner A	10%	11%
Retail Partner A	*	17%
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
Restricted Cash
The restricted cash, noncurrent balance of $1.5 million and $1.2 million as of September 30, 2025 and December 31, 2024, respectively, relates to cash deposits restricted under letters of credit issued on behalf of the Company in support of indebtedness to trade creditors incurred in the ordinary course of business.
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

Revenue by geography is generally based on the address of the customer as defined in the contract with the customer. The following table sets forth revenue by geographic region for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
North America	$107,201	$80,968	$298,708	$226,213
Europe, Middle East and Africa	9,477	6,756	24,852	17,675
Other international regions	7,819	5,141	19,942	12,067
Total revenue	$124,497	$92,865	$343,502	$255,955
The Company’s revenues in the United States were $104.6 million, or 84%, of total revenue for the three months ended September 30, 2025 and $79.1 million, or 85%, of total revenue for the three months ended September 30, 2024. The Company’s revenues in the United States were $291.6 million, or 85%, of total revenue for the nine months ended September 30, 2025 and $221.4 million, or 86%, of total revenue for the nine months ended September 30, 2024.

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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
During the three and nine months ended September 30, 2025, the Company recognized revenue of $5.9 million and $37.5 million, respectively, that was included in the deferred revenue balance at December 31, 2024. During the three and nine months ended September 30, 2024, the Company recognized revenue of $5.0 million and $31.2 million, respectively, that was included in the deferred revenue balance at December 31, 2023.
Remaining performance obligations represent the amount of contracted future revenue not yet recognized as the amounts relate to undelivered performance obligations, including both deferred revenue and non-cancelable contracted amounts that will be invoiced and recognized as revenue in future periods. Revenue expected to be recognized in connection with remaining performance obligations was $225.3 million as of September 30, 2025, of which the Company expects 39% to be recognized over the next twelve months.
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
Recurring Fair Value Measurements
The Company measures and reports certain assets at fair value on a recurring basis. The fair value of these assets and liabilities as of September 30, 2025 and December 31, 2024 are classified as follows (in thousands):

	As of September 30, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$388,752	$—	$—	$388,752
Convertible Note Investment	—	—	26,208	26,208
Total assets	$388,752	$—	$26,208	$414,960

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$133,959	$—	$—	$133,959
Total assets	$133,959	$—	$—	$133,959

The change in fair value of the Level 3 instruments were as follows (in thousands):

As of September 30, 2025
Convertible Note Investment
Fair value, beginning of the year	—
Initial investment	25,000
Changes in fair value	1,208
Fair value, end of period	$26,208
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
The conversion resulted in an observable price change based on the financing round for identical preferred shares. As a result, a $0.9 million gain on the change in the fair value of the investment was recorded within other income (expense), net on the condensed consolidated statements of operations and comprehensive income (loss) for the nine months ended September 30, 2025. The Related Party Investment balance as of September 30, 2025 was $5.9 million and is included within prepaid expenses and other assets, noncurrent on the condensed consolidated balance sheet.

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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
7. Balance Sheet Components
Accounts receivable, net
Accounts receivable, net consists of the following (in thousands):

	As of September 30,	As of December 31,
	2025	2024
Accounts receivable	$66,156	$58,391
Allowance for credit losses	(94)	(394)
Total accounts receivable, net	$66,062	$57,997
Accounts receivable, net is presented net of the allowance for credit losses, which represents management’s estimate of expected credit losses based on historical trends, current economic conditions, and other relevant factors as of September 30, 2025 and December 31, 2024, respectively.
Inventory
Inventory consists of the following (in thousands):

	As of September 30,	As of December 31,
	2025	2024
Raw materials	$43	$24
Finished goods	14,092	8,033
Total inventory	$14,135	$8,057
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	As of September 30,	As of December 31,
	2025	2024
Prepaid expenses	$16,378	$11,074
Other receivables	3,426	3,525
Total prepaid expenses and other current assets	$19,804	$14,599
Prepaid expenses primarily consist of advance payments for certain cloud platform costs, insurance, advertising, and inventory. Other receivables primarily consist of refunds owed to the Company and other amounts which the Company is expected to receive in less than twelve months.

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Property and Equipment, net
Property and equipment, net consists of the following (in thousands):

	As of September 30,	As of December 31,
	2025	2024
Computer equipment	$297	$297
Leasehold improvements	86	101
Production manufacturing equipment	2,038	2,026
Construction in progress	2,029	362
Furniture and fixtures	29	29
Total property and equipment, gross	4,479	2,815
Less: accumulated depreciation	(1,304)	(1,036)
Total property and equipment, net	$3,175	$1,779
Construction in progress relates to certain costs incurred with production manufacturing equipment.
For the three and nine months ended September 30, 2025, depreciation expense was $0.1 million and $0.3 million, respectively, and for the three and nine months ended September 30, 2024, depreciation expense was $0.1 million and $0.1 million, respectively.
There was no impairment of property and equipment or long-lived assets recognized during the three and nine months ended September 30, 2025 or 2024.
Prepaid Expenses and Other Assets, noncurrent
Prepaid expenses and other assets, noncurrent consist of the following (in thousands):

	As of September 30,	As of December 31,
	2025	2024
Prepaid expenses, noncurrent	$2,959	$1,849
Convertible Note Investment	26,208	—
Data Revenue Partner Warrant	10,864	10,864
Related Party Investment	5,882	—
Related Party Warrant	3,898	3,898
Related Party SAFE	—	5,000
Total prepaid expenses and other assets, noncurrent	$49,811	$21,611
Prepaid expenses, noncurrent primarily consist of cloud platform costs as of September 30, 2025 and December 31, 2024. As of September 30, 2025, other assets consist of investments, including a warrant to purchase shares of preferred stock of a data partner (the “Data Revenue Partner Warrant”), a warrant to purchase shares of common stock of a Related Party (the “Related Party Warrant”), the Related Party Investment, and the Convertible Note Investment. As of December 31, 2024, investments relate to the Data Revenue Partner Warrant, the Related Party Warrant, and the Related Party SAFE. Refer to Note 5, "Fair Value Measurements" and Note 14, "Related-Party Transactions" for additional information.
Leases
The Company leases office space under a non-cancelable operating lease with a remaining lease term of 1.2 years, which includes the option to extend the lease.
The Company did not have any finance leases as of September 30, 2025 or December 31, 2024.

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The components of lease expense are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease cost (1)	$126	$114	$374	$338
(1) Amounts include short-term leases, which are immaterial.
Supplemental balance sheet information related to leases is as follows (in thousands, except lease term):

	As of September 30,	As of December 31,
	2025	2024
Operating lease right-of-use asset	$424	$683
Operating lease liability, current (included in accrued expenses and other current liabilities)	386	364
Operating lease liability, noncurrent (included in other liabilities, noncurrent)	67	359
Weighted-average remaining term for operating lease (in years)	1.2	1.9
The weighted-average discount rate used to measure the present value of the operating lease liabilities was 5.0% for each period presented.
Maturities of the Company’s operating lease liability, which does not include short-term leases, as of September 30, 2025 were as follows (in thousands):

Operating leases
Remainder of 2025	$99
2026	367
Total future minimum lease payments	466
Less imputed interest	(12)
Total operating lease liability	$454
Goodwill and Intangible Assets, net
Intangible assets, net consists of the following (in thousands):

	As of September 30, 2025
	Gross	Accumulated Amortization	Net
Trade name	$23,380	$(8,853)	$14,527
Technology	25,985	(17,457)	8,528
Customer relationships	15,290	(7,083)	8,207
Internally developed software	12,518	(3,784)	8,734
Total	$77,173	$(37,177)	$39,996

	As of December 31, 2024
	Gross	Accumulated Amortization	Net
Trade name	$23,380	$(7,100)	$16,280
Technology	22,430	(13,677)	8,753
Customer relationships	15,290	(5,668)	9,622
Internally developed software	7,076	(1,157)	5,919
Total	$68,176	$(27,602)	$40,574

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

For the three and nine months ended September 30, 2025, the Company capitalized $1.3 million and $5.4 million, respectively, in internally developed software. For the three and nine months ended September 30, 2024, the Company capitalized $1.2 million and $3.8 million, respectively, in internally developed software.
For the three and nine months ended September 30, 2025, amortization expense was $3.8 million and $9.6 million, respectively. For the three and nine months ended September 30, 2024, amortization expense was $2.3 million and $6.9 million, respectively.
During the three and nine months ended September 30, 2025 and 2024, there was no impairment of intangible assets recorded.
As of September 30, 2025, the estimated remaining amortization expense for intangible assets by fiscal year is as follows (in thousands):

Amount
Remainder of 2025	$3,268
2026	12,775
2027	8,089
2028	5,262
2029	4,498
Thereafter	4,169
Total future amortization expense	38,061
Internally developed software not yet in service	1,935
Total	$39,996

The weighted-average remaining useful lives of the Company’s acquired intangible assets, excluding internally developed software projects that were not yet in service, are as follows:

Weighted-Average Remaining Useful Life
	As of September 30,	As of December 31,
	2025	2024
Trade name	5.7 years	7.0 years
Technology	2.4 years	1.9 years
Customer relationships	4.1 years	5.1 years
Internally developed software	2.4 years	2.6 years
As of September 30, 2025 and December 31, 2024, goodwill was $134.6 million and $133.7 million, respectively. Goodwill increased $0.9 million in connection with the Fantix, Inc. acquisition. Refer to Note 6, "Business Combinations" for additional information. No goodwill impairment was recorded during the three and nine months ended September 30, 2025 or 2024.

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	As of September 30,	As of December 31,
	2025	2024
Accrued vendor expenses	$12,325	$13,856
Accrued compensation	5,185	3,834
Customer related promotions and discounts	4,616	9,761
Sales return reserves	1,494	2,817
Other current liabilities	3,382	1,747
Total accrued expenses and other current liabilities	$27,002	$32,015
As of September 30, 2025, other current liabilities primarily relate to the Company’s deferred purchase price liability related to the Fantix, Inc. acquisition, inventory received but not yet billed, and sales taxes payable. As of December 31, 2024, other current liabilities primarily relate to the Company’s operating lease liability and sales taxes payable.
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

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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
As of September 30, 2025, the June 2025 Convertible Notes are classified as noncurrent as the conditions allowing holders of the notes to convert have not been met and the notes are not redeemable until June 5, 2028. The balance has been recorded within convertible notes, net, noncurrent on the Company’s condensed consolidated balance sheet.
The net carrying amount of the June 2025 Convertible Notes consists of the following (in thousands):

As of September 30,
2025
Principal	$320,000
Unamortized debt issuance costs	(10,158)
Net carrying amount	$309,842
The debt issuance costs are amortized to interest expense over the term of the June 2025 Convertible Notes using the effective interest rate method. The effective interest rate used to amortize the debt issuance costs is 0.68%. Interest expense recognized related to the June 2025 Convertible Notes was $0.5 million for the three months ended September 30, 2025, and $0.7 million for the nine months ended September 30, 2025. Interest expense is included within other income (expense), net on the condensed consolidated statements of operations and comprehensive income (loss).
The estimated fair value of the June 2025 Convertible Notes, which we classify as Level 2 financial instruments, was determined using observable market prices. As of September 30, 2025, the estimated fair value of the June 2025 Convertible Notes was $471.4 million.
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

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

9. Commitments and Contingencies
Purchase Commitments
The Company has contractual commitments with our cloud platform provider and contract manufacturer that are non-cancellable. As of September 30, 2025, future non-cancellable commitments under these arrangements were as follows (in thousands):

Amount
Remainder of 2025	$22,375
2026	25,500
2027	26,000
Total purchase commitments	$73,875
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
On March 12, 2019, a former alleged competitor of Tile, Cellwitch, Inc., filed a patent infringement claim against Tile in the U.S. District Court, Northern District of California, seeking permanent injunction and damages. On December 18, 2019, Tile filed an inter partes review petition with the Patent Trial and Appeal Board (“PTAB”) challenging the validity of the patent. On May 13, 2021, the PTAB issued a Final Written Decision on Tile’s inter partes review petition (the “Final Written Decision”), finding a majority of the claims invalid. The Final Written Decision was affirmed by the U.S. Court of Appeals for the Federal Circuit on May 13, 2022. As reported in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, the claim construction hearing took place on January 18, 2024, and on April 23, 2024, the court released its order which found 10 of the claims invalid, leaving only 2 active claims remaining. On May 16, 2025, the District Court granted Tile’s motion for summary judgment of non-infringement. On June 12, 2025, Cellwitch statutorily disclaimed the asserted patent. As reported in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, on August 5, 2025, the parties settled the remaining claims at no cost.

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

On August 14, 2023, plaintiffs Stephanie Ireland-Gordy and Shannon Ireland-Gordy filed a putative class action lawsuit against Tile, Life360, and Amazon.com, Inc. in the U.S. District Court for the Northern District of California (the “Court”), seeking damages as well as injunctive and declaratory relief. An amended complaint was filed on April 26, 2024, adding named plaintiffs Melissa Broad and Jane Doe. Plaintiffs allege that Tile trackers were used by third parties to monitor their movements without their consent, and assert product liability and other claims. On February 14, 2025, the Company filed a Motion to Dismiss. As of August 6, 2025, the Court granted the Company’s Motion to Dismiss the claims of the Ireland-Gordy plaintiffs with prejudice and the remaining plaintiffs' claims are stayed pending an appeal of the Court's ruling on the Company's Motion to Compel Arbitration, which was granted-in-part and denied-in-part. The hearing on the appeal is scheduled for January 5, 2026. At this time, a loss is not probable nor estimable, and as a result, no legal accrual has been recorded on the consolidated balance sheets as of September 30, 2025.

The Company receives claims and other threats of litigation from customers in the ordinary course of business. These claims are arbitrable and the Company accrues various costs for these claims including arbitration fees, legal fees and costs. At this time, a loss is not probable nor estimable from any such claims, and as a result, no legal accruals have been recorded on our condensed consolidated balance sheet as of September 30, 2025.
No litigation reserve was recorded on our condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024, respectively.
10. Common Stock
The Company has the following potentially outstanding common stock reserved for issuance:

	As of September 30,	As of December 31,
	2025	2024
Issuances under stock incentive plan, stock options	4,668,957	5,673,947
Issuances upon exercise of common stock warrants	—	7,761
Issuances upon vesting of restricted stock units	4,724,812	5,091,601
Shares reserved for shares available to be granted but not granted yet	15,218,506	12,815,029
	24,612,275	23,588,338
11. Warrants
In September 2025, all 7,761 outstanding warrants were exercised on a cashless basis at an exercise price of $6.44 per share, resulting in the issuance of 7,205 shares of common stock. As of September 30, 2025 and December 31, 2024, zero and 7,761 warrants remained outstanding, respectively.
12. Equity Incentive Plan
2011 Equity Incentive Plan
The Company’s equity incentive plan allows the Company to grant restricted stock units (“RSUs”), which includes time-based, performance-based, and market-based restricted stock units, restricted stock, as well as stock options to employees and consultants of the Company, its parent, subsidiaries, or affiliates, and to the members of the Board of Directors.
Time-Based Restricted Stock Units
Time-based restricted stock units (“TRSUs”) generally vest based on continued service over a specified period, which is typically four years. Each TRSU represents the right to receive one share of common stock upon vesting. The fair value of TRSUs is determined based on the closing price of the Company’s common stock on the date of grant. Stock-based compensation expense for these awards is recognized on a straight-line basis over the requisite service period and is offset by actual forfeitures as they occur.

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Performance-Based Restricted Stock Units
PRSUs are granted primarily to executive officers and, in limited cases, to other senior-level employees. Vesting is based on continued service and the attainment of certain financial performance metrics, including revenue and Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization targets, over a one-year performance period, as established and approved by the Board of Directors. The number of shares issued upon vesting may be greater or lesser than the target award amount depending on actual performance, and shares attained over target will be recognized as awards granted in the period earned.
During the nine months ended September 30, 2025, 225,386 PRSUs were granted with a weighted average grant-date fair value per share of $36.61. The fair value of PRSUs is determined based on the closing price of the Company’s common stock on the date of grant. Stock-based compensation expense is recognized on a graded-vesting basis for multi-tranche awards and on a straight-line basis for single-tranche awards, based on the estimated probability of achieving the performance conditions, which is reassessed each period. If achievement of the performance conditions are not considered probable, all previously recognized stock-based compensation expense related to the unvested awards is reversed.
Market-Based Restricted Stock Units
Certain executive officers were granted MRSUs during the nine months ended September 30, 2025. Vesting is based on continued service and the Company’s total shareholder return during one-year, two-year, and three-year performance periods as measured relative to the group of companies comprising the S&P Software and Services Index. The number of shares issued upon vesting may vary from the target award amount depending on actual performance, and shares attained over the target will be recognized as awards granted in the period earned.
During the nine months ended September 30, 2025, 59,622 MRSUs were granted with a total weighted average grant-date fair value per share of $114.73. Stock-based compensation expense is recognized on a graded-vesting basis over the requisite service period and is not adjusted for actual performance outcomes.
The Company estimated the fair value of the MRSUs granted using a Monte Carlo simulation model with the following assumptions:

	Tranche 1	Tranche 2	Tranche 3
Expected volatility	55.6%	55.6%	55.6%
Risk-free interest rate based on U.S. Treasury yields	3.8%	3.6%	3.6%
Expected term (years)	1	2	3
Weighted average grant-date fair value per share	$99.14	$121.80	$122.99
RSUs, including TRSUs, PRSUs, and MRSUs
RSU activity for the periods presented is as follows:

	Number of Shares	Weighted average grant date fair value
Balance as of December 31, 2024	5,091,601	$19.22
RSUs granted	1,983,436	45.66
RSUs vested and settled	(1,904,965)	19.09
RSUs cancelled/forfeited	(445,260)	18.12
Balance as of September 30, 2025	4,724,812	$30.32
As of September 30, 2025, there was total unrecognized stock-based compensation expense for outstanding RSUs of $128.1 million to be recognized over a period of approximately 2.9 years. This amount is comprised of unrecognized compensation expense of $114.7 million related to outstanding TRSUs, $6.8 million related to outstanding PRSUs, and $6.6 million related to outstanding MRSUs.

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The number of RSUs vested and settled includes shares of common stock that the Company withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements.
Stock Options
The following summary of stock option activity for the periods presented is as follows (in thousands, except share and per share data):

	Number of Shares Underlying Outstanding Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Balance as of December 31, 2024	5,673,947	$6.16	3.9	$199,239
Options granted	—	—
Options exercised	(984,858)	7.07
Options cancelled/forfeited	(20,132)	10.30
Balance as of September 30, 2025	4,668,957	5.95	2.9	468,524
Exercisable as of September 30, 2025	4,558,930	$5.81	2.9	$458,143
As of September 30, 2025, there was total unrecognized stock-based compensation expense for outstanding stock options of $0.5 million to be recognized over a period of approximately 0.3 years.
Stock-based Compensation
Stock-based compensation expense was allocated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of revenue
Cost of subscription revenue	$457	$193	$1,341	$555
Cost of hardware revenue	406	204	1,080	612
Cost of other revenue	—	—	—	4
Total cost of revenue	863	397	2,421	1,171
Research and development	7,282	6,619	20,772	18,412
Sales and marketing	2,063	865	5,436	2,271
General and administrative	4,658	3,579	11,356	8,653
Total stock-based compensation, net of amounts capitalized	$14,866	$11,460	$39,985	$30,507
There was $0.3 million and $0.9 million of capitalized stock-based compensation expense recognized during the three and nine months ended September 30, 2025, respectively. There was $0.1 million and $0.5 million of capitalized stock-based compensation expense recognized during the three and nine months ended September 30, 2024, respectively.
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

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions, such as the expensing of domestic R&D expenses starting 2025 and the election to expense the remaining domestic R&D unamortized expense in 2025 or over 2025 and 2026. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. As a result of the expensing of domestic R&D expenses, the Company has reflected a reduction in its estimated annual effective tax rate. The Company will further evaluate the tax impact on the year-end tax provision.
For the three and nine months ended September 30, 2025, the Company recorded a provision for income taxes of $0.4 million and a benefit from income taxes of $0.2 million, respectively. For the three and nine months ended September 30, 2024, the Company recorded a benefit for income taxes of $4.7 million and a provision for income taxes of $2.1 million, respectively.
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
As part of this partnership, the Company will leverage Hubble’s global satellite infrastructure to introduce a new global location-tracking network service offering. The partnership agreement includes revenue-share payments in which Hubble will pay the Company a percentage of revenue earned from leveraging the new global location-tracking network service offering. The partnership also allows Hubble to purchase Tile hardware devices at a price equal to the Company’s burdened cost of goods sold plus 12.5%. The Company recognized $0.2 million in hardware revenue from Hubble for both the three and nine months ended September 30, 2025. The related cost of hardware revenue totaled $0.1 million for each of the same periods. These amounts are reflected within hardware revenue and cost of hardware revenue, respectively, on the Company’s condensed consolidated statements of operations and comprehensive income (loss). As of September 30, 2025 and December 31, 2024, the Company also recorded $0.2 million and $0.1 million, from Hubble within accounts receivable, net on the Company’s condensed consolidated balance sheets, respectively.
The grant of the Related Party Warrant was considered non-cash consideration, which the Company measured at fair value on the date of issuance. The Related Party Warrant includes various performance-based vesting conditions based on revenue and operational milestones to be measured and assessed throughout the term of the agreement. As of September 30, 2025, 2,049,191 shares of the Related Party Warrant have vested. The warrant was valued using a Black Scholes option-pricing model, and the fair value of approximately $3.9 million is also included in prepaid expenses and other assets, noncurrent and deferred revenue on the Company’s condensed consolidated balance sheets. The fair value of the warrant included within deferred revenue is amortized to other revenue over the life of the agreement. The Company recognized $0.2 million and $0.7 million in other revenue on the condensed consolidated statements of operations and comprehensive income (loss) in connection with the Related Party Warrant during the three and nine months ended September 30, 2025, respectively.
In April 2025, the Related Party SAFE converted to the Related Party Investment. The conversion resulted in an observable price change of $0.9 million, which was recorded within gain on change in fair value of investments on the condensed consolidated statement of operations and comprehensive income (loss). As of September 30, 2025, the carrying value of the Related Party Investment was $5.9 million and is included within prepaid expenses and other noncurrent assets on the condensed consolidated balance sheet. Refer to Note 5, "Fair Value Measurements" for additional information.

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Nine Months Ended September 30,
2024
Executive Officers(1)	$0.9
Board of Directors	3.9
Non-Executive Employees	0.1
Other	0.6
Total	5.5
(1) Includes $0.7 million in expenses paid on behalf of a securityholder who is both an executive officer and member of the Company’s Board of Directors.
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
15. Net Income (Loss) Per Share
Basic net income (loss) per share is calculated by dividing net income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted net income (loss) per share reflects the potential dilution that could occur if options, RSUs, warrants, or other securities with features that could result in the issuance of common stock were exercised or converted to common stock using the treasury-stock method.
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
For the three and nine months ended September 30, 2025, the June 2025 Convertible Notes were not dilutive, and therefore no incremental shares were included in diluted EPS.

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except share and per share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$9,793	$7,689	$21,177	$(13,053)
Weighted-average shares outstanding:
Basic	77,736,272	74,232,140	76,752,859	71,187,103
Dilutive effect of outstanding options, RSUs and warrants	8,057,906	7,851,836	8,007,302	—
Diluted	85,794,178	82,083,976	84,760,161	71,187,103
Net income (loss) per share:
Basic	$0.13	$0.10	$0.28	$(0.18)
Diluted	$0.11	$0.09	$0.25	$(0.18)
Certain potential shares of common stock were excluded from the diluted net income (loss) per share calculation as their inclusion would have been antidilutive. Excluded shares are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Issuances under stock incentive plan, stock options	—	—	—	5,896,659
Issuances upon exercise of common stock warrants	—	—	—	7,761
Issuances upon vesting of restricted stock units	52,300	269,715	66,077	5,546,127
Issuances upon conversion of convertible notes	5,236,448	—	5,236,448	—
Total	5,288,748	269,715	5,302,525	11,450,547
16. Subsequent Events
On November 9, 2025, the Company signed a definitive agreement to acquire all of the capital stock of Nativo, Inc. for approximately $120.0 million (the “Acquisition”) in cash and stock. The Acquisition is subject to customary closing conditions which is expected to take place in January 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report and our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 27, 2025 (“Annual Report”). In addition to historical financial information, the following discussion contains forward-looking statements that are based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements as a result of a variety of factors, including but not limited to those discussed in “Risk Factors” under Part II, Item 1A in this Quarterly Report, Part II, Item 1A in our previous Quarterly Reports on Form 10-Q for the quarters ended March 31, 2025 and June 30, 2025, and Part I, Item 1A in our Annual Report.
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
General and Administrative
Our general and administrative expenses consist primarily of employee-related costs for our legal, finance, human resources, and other administrative teams, as well as certain executive officers. In addition, general and administrative expenses include allocated overhead, outside legal, accounting and other professional fees, and non-income-based taxes. We expect general and administrative expenses will increase in absolute dollars as our business grows.
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

Interest Income
Interest income consists of interest earned on our cash and cash equivalents balances received from bank deposits and our investments in money market funds.
Other Income (expense), net
Other income (expense), net consists of foreign currency exchange gains/(losses) related to the remeasurement of certain assets and liabilities of our foreign subsidiaries that are denominated in currencies other than the functional currency of the subsidiary, foreign exchange transactions gains/(losses), and interest expense primarily related to convertible notes.
Provision for (Benefit from) Income Taxes
Provision for (benefit from) income taxes consists of U.S. federal and state income taxes and foreign income taxes in jurisdictions in which we conduct business. We maintain a full valuation allowance on our federal and state deferred tax assets as we have concluded that it is not more likely than not that the deferred tax assets will be realized.

Results of Operations
The following tables set forth our condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2025 and 2024 (in thousands, except percentages).

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	% Change	2025	2024	% Change
Subscription revenue	$96,300	$71,833	34%	$266,756	$199,090	34%
Hardware revenue	11,312	11,744	(4)%	32,485	33,833	(4)%
Other revenue	16,885	9,288	82%	44,261	23,032	92%
Total revenue	124,497	92,865	34%	343,502	255,955	34%
Cost of subscription revenue(1)	14,003	10,659	31%	37,193	30,367	22%
Cost of hardware revenue(1)	11,700	11,213	4%	30,491	29,147	5%
Cost of other revenue(1)	1,659	981	69%	4,633	2,790	66%
Total cost of revenue(1)	27,362	22,853	20%	72,317	62,304	16%
Gross profit	97,135	70,012	39%	271,185	193,651	40%
Operating expenses(1):
Research and development	32,410	29,012	12%	95,071	83,283	14%
Sales and marketing	39,024	30,722	27%	113,205	79,818	42%
General and administrative	20,010	15,229	31%	53,037	44,243	20%
Total operating expenses	91,444	74,963	22%	261,313	207,344	26%
Income (loss) from operations	5,691	(4,951)	215%	9,872	(13,693)	172%
Other income (expense):
Convertible notes fair value adjustment	—	—	—%	—	(608)	100%
Derivative liability fair value adjustment	—	—	—%	—	(1,707)	100%
Loss on settlement of convertible notes	—	—	—%	—	(440)	100%
Gain on settlement of derivative liability	—	—	—%	—	1,924	(100)%
Gain on change in fair value of investments	821	5,389	(85)%	2,090	5,389	(61)%
Interest income	4,710	2,069	128%	9,039	4,214	114%
Other income (expense), net	(1,002)	455	(320)%	(3)	(5,986)	100%
Total other income (expense), net	4,529	7,913	(43)%	11,126	2,786	299%
Income (loss) before income taxes	10,220	2,962	245%	20,998	(10,907)	293%
Provision for (benefit from) income taxes	427	(4,727)	109%	(179)	2,146	(108)%
Net income (loss)	$9,793	$7,689	27%	$21,177	$(13,053)	262%
Change in foreign currency translation adjustment	185	—	100%	85	(3)	2,933%
Total comprehensive income (loss)	$9,978	$7,689	30%	$21,262	$(13,056)	263%
____________________
(1)Includes stock-based compensation expense as follows (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	% Change	2025	2024	% Change
Cost of revenue
Cost of subscription revenue	$457	$193	137%	$1,341	$555	142%
Cost of hardware revenue	406	204	99%	1,080	612	76%
Cost of other revenue	—	—	—%	—	4	(100)%
Total cost of revenue	863	397		2,421	1,171
Research and development	7,282	6,619	10%	20,772	18,412	13%
Sales and marketing	2,063	865	138%	5,436	2,271	139%
General and administrative	4,658	3,579	30%	11,356	8,653	31%
Total stock-based compensation, net of amounts capitalized	$14,866	$11,460		$39,985	$30,507
The following table sets forth our results of operations as a percentage of total revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Subscription revenue	77%	77%	78%	78%
Hardware revenue	9%	13%	9%	13%
Other revenue	14%	10%	13%	9%
Total revenue	100%	100%	100%	100%
Cost of subscription revenue	11%	11%	11%	12%
Cost of hardware revenue	9%	12%	9%	11%
Cost of other revenue	1%	1%	1%	1%
Total cost of revenue	22%	25%	21%	24%
Gross profit	78%	75%	79%	76%
Operating expenses:
Research and development	26%	31%	28%	33%
Sales and marketing	31%	33%	33%	31%
General and administrative	16%	16%	15%	17%
Total operating expenses	73%	81%	76%	81%
Income (loss) from operations	5%	(5)%	3%	(5)%
Other income (expense):
Convertible notes fair value adjustment	—%	—%	—%	—%
Derivative liability fair value adjustment	—%	—%	—%	(1)%
Loss on settlement of convertible notes	—%	—%	—%	—%
Gain on settlement of derivative liability	—%	—%	—%	1%
Gain on change in fair value of investments	1%	6%	1%	2%
Interest income	4%	2%	3%	2%
Other income (expense), net	(1)%	—%	—%	(2)%
Total other income (expense), net	4%	9%	3%	1%
Income (loss) before income taxes	8%	3%	6%	(4)%
Provision for (benefit from) income taxes	—%	(5)%	—%	1%
Net income (loss)	8%	8%	6%	(5)%
Change in foreign currency translation adjustment	—%	—%	—%	—%
Total comprehensive income (loss)	8%	8%	6%	(5)%

Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%
(in thousands, except percentages)
Subscription revenue	$96,300	$71,833	$24,467	34%	$266,756	$199,090	$67,666	34%
Hardware revenue	11,312	11,744	(432)	(4)%	32,485	33,833	(1,348)	(4)%
Other revenue	16,885	9,288	7,597	82%	44,261	23,032	21,229	92%
Total revenue	$124,497	$92,865	$31,632	34%	$343,502	$255,955	$87,547	34%
Subscription revenue increased $24.5 million, or 34%, during the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, primarily due to 23% growth in Paying Circles (as defined below) and 16% growth in total subscriptions. Additionally, subscription revenue in the current period benefited from an 8% uplift in Average Revenue per Paying Circle (as defined below).
Hardware revenue decreased $0.4 million, or 4%, during the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. Hardware revenue before discounts increased $2.5 million, driven by a 15% increase in net hardware units shipped. This was more than offset by a $1.6 million increase in discounts and a $1.3 million reduction in revenue related to bundled offerings.
Other revenue increased $7.6 million, or 82%, during the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. This was primarily due to a $6.6 million increase in partnership revenue, which includes advertising revenue, and reflects growth in advertising activity from both existing arrangements and an increased number of partners. In addition, data revenue increased $1.0 million, which was primarily attributable to the Amended and Restated Data Services and License Agreement with Placer.ai we entered into in July 2024.
Subscription revenue increased $67.7 million, or 34%, during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, primarily due to 23% growth in Paying Circles and 16% growth in total subscriptions. Additionally, subscription revenue in the current period benefited from an 8% uplift in Average Revenue per Paying Circle.
Hardware revenue decreased $1.3 million, or 4%, during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. Hardware revenue before discounts increased $5.7 million, driven by an 11% increase in net hardware units shipped. This was more than offset by a $3.8 million increase in discounts and a $3.2 million reduction in revenue related to bundled offerings.
Other revenue increased $21.2 million, or 92%, during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. This was primarily due to a $16.0 million increase in partnership revenue, which includes advertising revenue, and reflects growth in advertising activity from both existing arrangements and an increased number of partners. In addition, data revenue increased $5.2 million due to the Amended and Restated Data Services and License Agreement with Placer.ai we entered into in July 2024.

Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%
(in thousands, except percentages)
Cost of subscription revenue	$14,003	$10,659	$3,344	31%	$37,193	$30,367	$6,826	22%
Cost of hardware revenue	11,700	11,213	487	4%	30,491	29,147	1,344	5%
Cost of other revenue	1,659	981	678	69%	4,633	2,790	1,843	66%
Total cost of revenue	27,362	22,853	4,509		72,317	62,304	10,013
Gross profit	$97,135	$70,012	$27,123		$271,185	$193,651	$77,534
Gross margin:
Subscription	85%	85%			86%	85%
Hardware	(3)%	5%			6%	14%
Other	90%	89%			90%	88%
Cost of subscription revenue increased $3.3 million, or 31%, during the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, primarily due to increases of $1.3 million in personnel-related and stock-based compensation costs and $1.2 million in amortization of internally developed software related to the release of new features and significant updates on our platform. In addition, technology expenses increased $0.5 million, attributable to Company growth, and costs associated with premium membership offerings increased $0.3 million.
Subscription gross margin remained flat at 85% during the three months ended September 30, 2025 as compared to the three months ended September 30, 2024.
Cost of hardware revenue increased $0.5 million, or 4%, during the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. This was primarily driven by increases of $1.1 million in tariff costs and $0.6 million in personnel-related and stock-based compensation costs attributable to Company growth. The increases were partially offset by decreases of $0.7 million in freight costs, $0.3 million in fulfillment costs, and $0.2 million in product costs, all associated with a shift in channel mix.
Hardware gross margin decreased to (3)% during the three months ended September 30, 2025 from 5% during the three months ended September 30, 2024, primarily due to an increase in discounts and tariff costs.
Cost of other revenue increased $0.7 million, or 69%, during the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, primarily due to increases of $0.7 million in technology and other related expenses to support the existing customer base.
Other gross margin increased to 90% during the three months ended September 30, 2025 from 89% during the three months ended September 30, 2024, primarily due to revenue outpacing the increase in costs.
Cost of subscription revenue increased $6.8 million, or 22%, during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024,primarily due to increases of $3.0 million in personnel-related and stock-based compensation costs, $2.1 million in amortization of internally developed software related to the release of new features and significant updates on our platform, and $2.1 million in technology expenses attributable to Company growth. The increases were partially offset by a $0.4 million decrease in costs associated with premium membership offerings.
Subscription gross margin increased to 86% during the nine months ended September 30, 2025 from 85% during the nine months ended September 30, 2024, primarily due to price increases for new and existing Life360 subscriptions implemented during the second half of 2024 and continuing into 2025.
Cost of hardware revenue increased $1.3 million, or 5%, during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. This was primarily driven by increases of $2.0 million in tariff costs, $1.7 million in personnel-related and stock-based compensation costs, and $0.6 million in technology and other costs, attributable to Company growth. The increases were partially offset by decreases of $1.1 million in freight costs, $1.0 million in product costs, and $0.9 million in fulfillment costs, all associated with a shift in channel mix.

Hardware gross margin decreased to 6% during the nine months ended September 30, 2025 from 14% during the nine months ended September 30, 2024, primarily due to an increase in discounts and tariff costs.
Cost of other revenue increased $1.8 million, or 66%, during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, due to increases of $1.8 million in technology and other related expenses to support the existing customer base.
Other gross margin increased to 90% during the nine months ended September 30, 2025 from 88% during the nine months ended September 30, 2024, primarily due to revenue outpacing the increase in costs.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%
(in thousands, except percentages)
Research and development	$32,410	$29,012	$3,398	12%	$95,071	$83,283	$11,788	14%
Research and development expenses increased $3.4 million, or 12%, during the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. This was primarily due to a $3.7 million increase in personnel-related and stock-based compensation costs and a $0.8 million increase in technology and other costs attributable to company growth. The increases were partially offset by a $0.5 million decrease in contractor spend, higher capitalized costs of $0.5 million related to construction in progress in line with our product development roadmap, and $0.1 million of higher capitalized costs for internally developed software related to the development of new features and significant updates to our platform.
Research and development expenses increased $11.8 million, or 14%, during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. This was primarily due to increases of $10.9 million in personnel-related and stock-based compensation costs, and $2.1 million in technology expenses, attributable to Company growth. The increases were partially offset by higher capitalized costs of $1.2 million for internally developed software related to the development of new features and significant updates to our platform.

Sales and Marketing

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%
(in thousands, except percentages)
Sales and marketing	$39,024	$30,722	$8,302	27%	$113,205	$79,818	$33,387	42%

Sales and marketing expenses increased $8.3 million, or 27%, during the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. This was primarily due to increases of $4.6 million in commissions to the Company’s Channel Partners, in line with the increase in subscription revenue, $3.8 million in growth media spend, and $0.5 million in personnel-related and stock-based compensation costs, all attributable to Company growth. These increases were partially offset by a $0.3 million decrease in other marketing spend and a $0.3 million decrease in professional and outside services.

Sales and marketing expenses increased $33.4 million, or 42%, during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. This was primarily due to increases of $12.5 million in commissions to the Company’s Channel Partners, in line with the increase in subscription revenue, and $12.4 million in growth media spend. Additional increases include $5.9 million in personnel-related and stock-based compensation costs, $1.5 million in marketing spend related to production and public relations, and $1.1 million in technology expenses, all attributable to Company growth.

General and Administrative

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%
(in thousands, except percentages)
General and administrative	$20,010	$15,229	$4,781	31%	$53,037	$44,243	$8,794	20%

General and administrative expenses increased $4.8 million, or 31%, during the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. This was primarily due to increases of $3.0 million in personnel-related and stock-based compensation costs, $0.8 million related to travel and entertainment costs for the Company’s annual event, $0.5 million in professional and outside services, and $0.3 million in other administrative costs, all attributable to Company growth. In addition, $0.2 million of the increase was attributable to lower capitalized costs related to internally developed software.
General and administrative expenses increased $8.8 million, or 20%, during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. This was primarily due to increases of $8.0 million in personnel-related and stock-based compensation costs, $1.1 million related to travel and entertainment costs for the Company’s annual event, $0.6 million in technology expenses, and $0.5 million in insurance costs, all attributable to Company growth. These increases were partially offset by a $1.4 million decrease in professional and outside services spend, primarily driven by lower Sarbanes-Oxley related compliance costs.
Convertible Notes Fair Value Adjustment
In April and June 2024, the September 2021 Convertible Notes and the July 2021 Convertible Notes, respectively, were converted to common stock. As a result, the Company recorded no gain or loss associated with the Convertible Notes fair value adjustment for both the three and nine months ended September 30, 2025. The Company recorded no gain or loss and a $0.6 million loss associated with the Convertible Notes fair value adjustment for the three and nine months ended September 30, 2024, respectively.
Derivative Liability Fair Value Adjustment
In June 2024, the holders of the July 2021 Convertible Notes converted their notes and accrued interest to common stock and the embedded derivative liability was settled as a result of the conversion. As such, the Company recorded no gain or loss associated with the derivative liability fair value adjustment for the three and nine months ended September 30, 2025. The Company recorded no gain or loss and a $1.7 million loss associated with the derivative liability fair value adjustment for the three and nine months ended September 30, 2024, respectively.
Loss on Settlement of Convertible Notes
In April and June 2024, the September 2021 Convertible Notes and the July 2021 Convertible Notes, respectively, were converted to common stock. As a result, the Company recorded no gain or loss related to the settlement of the September 2021 Convertible Notes and July 2021 Convertible Notes for both the three and nine months ended September 30, 2025. The Company recorded no gain or loss and a $0.4 million loss related to the settlement of the July 2021 Convertible Notes and the September 2021 Convertible Notes for the three and nine months ended September 30, 2024, respectively.
Gain on Settlement of Derivative Liability
In June 2024, the holders of the July 2021 Convertible Notes converted their notes and accrued interest to common stock and the derivative liability was settled as a result of the conversion. As a result, the Company recorded no gain or loss related to the settlement of the derivative liability upon conversion of the July 2021 Convertible Notes for the three and nine months ended September 30, 2025. The Company recorded no gain or loss and a $1.9 million gain related to the settlement of the derivative liability upon conversion of the July 2021 Convertible Notes for the three and nine months ended September 30, 2024, respectively.

Gain on Change in Fair Value of Investments
In April 2025, an observable price change related to the conversion of the Related Party SAFE into the Related Party Investment took place. As a result, a $0.9 million gain related to the observable price change was recognized during the nine months ended September 30, 2025. No observable price changes were recorded during the three months ended September 30, 2025.
In addition, in May 2025, the Company entered into a series of transactions with Aura Consolidated Group, Inc. (“Aura”), which included a $25.0 million convertible note investment by the Company into Aura (the “Convertible Note Investment”). The Company elected to apply the fair value option in accordance with ASC 825, Financial Instruments. As a result, a $0.8 million and $1.2 million gain related to the revaluation of the Convertible Note Investment was recognized during the three and nine months ended September 30, 2025, respectively.
In July 2024, an observable price change related to our investment in warrants held to purchase shares of preferred stock of a data revenue partner took place. The observable price change resulted in a fair value adjustment and gain of $5.4 million recorded for the three and nine months ended September 30, 2024.
Interest Income
Interest income increased $2.6 million, or 128%, during the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, resulting from higher average gross yields attributable to an increased cash and cash equivalents balance.
Interest income increased $4.8 million, or 114%, during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, resulting from higher average gross yields attributable to an increased cash and cash equivalents balance.
Other Income (Expense), Net
Other income (expense), net includes foreign exchange gains and losses, and interest expense associated with the July 2021 and June 2025 Convertible Notes.
Other income (expense), net decreased $1.5 million, or 320%, during the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. This was primarily driven by a $0.9 million increase in foreign exchange losses, and a $0.6 million increase in interest expense.
Other income (expense), net increased $6.0 million, or 100%, during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. This was primarily driven by a $5.7 million decrease in transaction costs incurred in the prior period in connection with our U.S. IPO, a $0.7 million increase in foreign exchange gains, and a $0.2 million decrease in other costs. This was partially offset by a $0.6 million increase in interest expense.
Provision for (benefit from) Income Taxes
Provision for income taxes increased $5.2 million during the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. Benefit from income taxes increased $2.3 million during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. The changes are due to the estimated growth in the Company’s annual estimated effective tax rate in the U.S. Provision for income taxes which consists of U.S. federal and state income taxes in jurisdictions in which we conduct business. The annual estimated effective tax rate in any quarter may be subject to fluctuations during the year as new information is obtained, which may positively or negatively affect the assumptions used to estimate the annual effective tax rate. We maintain a full valuation allowance on our federal and state deferred tax assets as we have concluded that it is not more likely than not that the deferred tax assets will be realized.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S., introducing several changes to the U.S. Internal Revenue Code of 1986, as amended. As a result of the tax law, we currently estimate no federal taxes and reduced state taxes, resulting in expected cash tax savings for the 2025 fiscal year. We continue to evaluate the tax and other provisions of the OBBBA and the potential effects on our financial position, results of operations, and cash flows.

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

Key Operating Metrics

	As of and for the Three Months Ended September 30,			As of and for the Nine Months Ended September 30,
	2025	2024	% Change	2025	2024	% Change
(in millions, except ARPPC, ARPPS and ASP)
AMR	$446.7	$336.2	33%	$446.7	336.2	33%
MAUs	91.6	76.9	19%	91.6	76.9	19%
Paying Circles	2.7	2.2	23%	2.7	2.2	23%
ARPPC(1)	$137.63	$127.57	8%	$135.05	$124.63	8%
Subscriptions	3.3	2.8	16%	3.3	2.8	16%
ARPPS(1)	$119.33	$106.27	12%	$115.97	$103.28	12%
Net hardware units shipped	0.9	0.8	15%	2.3	2.0	11%
ASP(2)	$11.99	$12.69	(6)%	$14.12	$14.78	(4)%
(1) Excludes revenue related to bundled Life360 subscription and hardware offerings of $(0.1) and $(0.8) for the three and nine months ended September 30, 2025, respectively, and $(1.4) and $(4.0) for the three and nine months ended September 30, 2024, respectively.
(2) Excludes revenue related to bundled Life360 subscription and hardware offerings of $0.1 and $0.7 for the three and nine months ended September 30, 2025, respectively, and $1.4 and $3.9 for the three and nine months ended September 30, 2024, respectively.
Annualized Monthly Revenue
We use Annualized Monthly Revenue (“AMR”) to identify the annualized monthly value of active customer agreements at the end of a reporting period. AMR includes the annualized monthly value of subscription, data and partnership agreements. All components of these agreements that are not expected to recur are excluded. This does not represent revenue under GAAP on an annualized basis, as the operating metric can be impacted by start and end dates and renewal rates. AMR as of September 30, 2025, and 2024 was $446.7 million and $336.2 million, respectively, representing an increase of 33% year-over-year, which is largely attributable to continued subscriber growth as well as an increase in other revenue.
Monthly Active Users
We have a large and growing global member base as of September 30, 2025. A Life360 monthly active user (“MAU”) is defined as a unique member who engages with our Life360 branded services each month, which includes both paying and non-paying members, and excludes certain members who have a delayed account setup. As of September 30, 2025 and 2024, we had approximately 91.6 million and approximately 76.9 million MAUs on the Life360 platform, respectively, representing an increase of 19% year-over-year. We believe this has been driven by continued strong new member growth and retention.
Paying Circles
We define a Paying Circle as a group of Life360 members with a paying subscription who have been billed as of the end of period. Each subscription covers all members in the payor’s Circle so everyone in the Circle can utilize the benefits of a Life360 membership, including access to premium location, driving, digital and emergency safety insights and services.

As of September 30, 2025 and 2024, we had approximately 2.7 million and 2.2 million paid subscribers to services under our Life360 brand, respectively, representing an increase of 23% year-over-year. We grow the number of Paying Circles by increasing our free member base, converting free members to subscribers, and retaining them over time with the provision of high-quality family connectivity and safety services.
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
For the three months ended September 30, 2025 and 2024, our ARPPC was $137.63 and $127.57, respectively, representing an 8% increase year-over-year. For the nine months ended September 30, 2025 and 2024, our ARPPC was $135.05 and $124.63, respectively, representing an 8% increase year-over-year.
ARPPC is a key indicator utilized by the Company to determine our effectiveness at monetizing Paying Circles through tiered product offerings. The year-over-year growth in ARPPC primarily reflects U.S. price increases for new and existing annual subscribers implemented in the second half of 2024 and continuing into 2025, a shift in product mix toward higher-priced offerings, and the introduction of higher-priced membership tiers across select international markets throughout 2024.
Subscriptions
We define Subscriptions as the number of paying subscribers associated with the Life360, Tile, and Jiobit brands who have been billed as of the end of the period.
As of September 30, 2025 and 2024, we had approximately 3.3 million and 2.8 million paid subscribers, respectively, to services under the Life360, Tile, and Jiobit brands, representing an increase of 16% year-over-year.
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
ARPPS for the three months ended September 30, 2025 and 2024 was $119.33 and $106.27, respectively, representing an increase of 12% year-over-year. ARPPS for the nine months ended September 30, 2025 and 2024 was $115.97 and $103.28, respectively, representing an increase of 12% year-over-year.
ARPPS has increased year-over-year as a result of U.S. price increases for new and existing annual subscribers implemented in the second half of 2024 and continuing into 2025, a shift in product mix towards higher-priced offerings, and the introduction of higher-priced membership tiers across select international markets throughout 2024.
Net Hardware Units Shipped
Net hardware units shipped represents the number of tracking devices sold during a period, excluding certain hardware units related to bundled Life360 subscription and hardware offerings, net of returns by our retail partners and direct consumers. Selling units contributes to hardware revenue and ultimately increases the number of members eligible for a Tile or Jiobit subscription.

For the three months ended September 30, 2025 and 2024, we sold approximately 0.9 million units and 0.8 million units, respectively, representing an increase of 15% year-over-year. The increase in net hardware units shipped was primarily due to an increase in online retail sales. For the nine months ended September 30, 2025 and 2024, we sold approximately 2.3 million units and 2.0 million units, respectively, representing an increase of 11% year-over-year. The increase in net hardware units shipped was primarily due to an increase in online retail sales.
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
For the three months ended September 30, 2025 and 2024, the net ASP per unit was $11.99 and $12.69, respectively, representing a decrease of 6% year-over-year. For the nine months ended September 30, 2025 and 2024, the net ASP per unit was $14.12 and $14.78, respectively, representing a decrease of 4% year-over-year. The decrease in net ASP for both periods was primarily due to a shift in channel mix and an increase in discounts.
Liquidity and Capital Resources
As of September 30, 2025, we had cash and cash equivalents of $455.7 million and restricted cash of $1.5 million. As of December 31, 2024, we had cash and cash equivalents of $159.2 million and restricted cash of $1.2 million.
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
Cash Flows
Our cash flow activities were as follows for the periods presented:

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Net cash provided by operating activities	$51,830	$20,289
Net cash used in investing activities	(33,928)	(3,291)
Net cash provided by financing activities	278,866	72,474
Net Increase in Cash, Cash Equivalents, and Restricted Cash	$296,768	$89,472
Operating Activities
Our largest sources of operating cash are cash collections from our paying members for subscriptions to our platform and hardware device sales. Our primary uses of cash from operating activities are for employee-related expenditures, costs to acquire inventory, infrastructure-related costs, commissions paid to Channel Partners and other marketing expenses.
A number of our members pay in advance for annual subscriptions, while a majority pay in advance for monthly subscriptions. Deferred revenue consists of the unearned portion of customer billings, which is recognized as revenue in accordance with our revenue recognition policy. As of September 30, 2025 and December 31, 2024, we had deferred revenue of $50.2 million and $45.2 million, respectively, of which $46.1 million and $39.9 million is expected to be recorded as revenue in the next 12 months, respectively, provided all other revenue recognition criteria have been met.

For the nine months ended September 30, 2025, net cash provided by operating activities was $51.8 million. The primary factors affecting our operating cash flows during this period were our net income of $21.2 million, impacted by $49.6 million of non-cash adjustments, and $18.9 million of cash used by changes in our operating assets and liabilities. The non-cash adjustments primarily consist of stock-based compensation, depreciation and amortization. The cash used by changes in our operating assets and liabilities was primarily due to a decrease in accrued expenses and other current liabilities, as well as increases in prepaid expenses and other current assets, accounts receivable, and inventory. These cash outflows were offset by an increase in deferred revenue and accounts payable.
For the nine months ended September 30, 2024, net cash provided by operating activities was $20.3 million. The primary factors affecting our operating cash flows during this period were our net loss of $13.1 million, impacted by $33.3 million of non-cash adjustments and $20 thousand of cash provided by changes in our operating assets and liabilities, which was partially offset by a payment of $5.5 million for expenses paid on behalf of the selling stockholders in connection with the secondary offering completed during the second quarter of 2024. The non-cash adjustments primarily consisted of stock-based compensation, depreciation and amortization, fair value adjustments for our convertible notes, derivative liability, and investment, non-cash interest expense, gain on settlement of derivative liability, and loss on settlement of convertible notes. The cash provided by changes in our operating assets and liabilities was primarily due to decreases in prepaid expenses and other assets as well as increases in accounts payable and accrued expenses and other current liabilities, and deferred revenue, which was offset by increases in accounts receivable, net, inventory, and costs capitalized to obtain contracts, net.
Investing Activities
For the nine months ended September 30, 2025, net cash used in investing activities was $33.9 million, which primarily related to the $25.0 million Convertible Note Investment. Net cash used in investing activities also included capitalization of internally developed software costs in accordance with ASC 350-40, Intangibles - Goodwill and Other, Internal-Use Software, and cash paid for an acquisition. Refer to Note 6, "Business Combinations" for additional information on the acquisition.
For the nine months ended September 30, 2024, net cash used in investing activities was $3.3 million, which primarily related to the capitalization of internally developed software costs in accordance with ASC 350-40, Intangibles - Goodwill and Other, Internal-Use Software.
Financing Activities
For the nine months ended September 30, 2025, net cash provided by financing activities was $278.9 million, which primarily related to proceeds of $320.0 million from the issuance of the June 2025 Convertible Notes offset by payments of $10.9 million for debt issuance costs. In connection with the issuance of the June 2025 Convertible Notes, the Company paid $33.7 million in capped call transactions. Refer to Note 8, "Convertible Notes" for more information on the June 2025 Convertible Notes and the June 2025 Capped Calls. Financing activities also included $47.3 million of taxes paid for the net settlement of equity awards, offset by $50.8 million of proceeds related to tax withholdings on restricted stock settlements and the exercise of stock options and warrants.
For the nine months ended September 30, 2024, net cash provided by financing activities was $72.5 million, which primarily related to net proceeds of $93.0 million after deducting underwriting discounts and commissions from our U.S. IPO and $5.6 million of proceeds from the exercise of options and warrants, offset by $23.4 million of taxes paid for the net settlement of equity awards, and $2.7 million payment of U.S. IPO costs. As of September 30, 2024, $3.6 million of the incurred U.S. IPO costs were unpaid.
Obligations and Other Commitments
Our principal commitments consist of obligations under our operating leases for office space, and other purchase commitments. Information regarding our non-cancellable lease and other purchase commitments as of September 30, 2025, can be found in Note 7, "Balance Sheet Components" and Note 9, "Commitments and Contingencies" to our condensed consolidated financial statements.

Critical Accounting Policies and Significant Management Estimates
Our condensed consolidated financial statements are prepared in accordance with GAAP. The preparation of condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. We base our estimates on historical experiences and on various other assumptions we believe to be reasonable under the circumstances. Actual results could differ materially from the estimates made by our management. Our significant accounting policies are discussed in Note 2, "Summary of Significant Accounting Policies" in our Annual Report. There were no significant changes to these policies during the nine months ended September 30, 2025.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and foreign currency exchange rates.
Interest Rate Risk
As of September 30, 2025 and December 31, 2024, we had $388.8 million and $134.0 million, respectively, of cash equivalents invested in money market funds. Our cash and cash equivalents are held for working capital purposes. As of September 30, 2025 and December 31, 2024, a hypothetical 10% relative change in interest rates would not have a material impact on our condensed consolidated financial statements.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025 pursuant to Rule 13a‑15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The term “disclosure controls and procedures” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our management concluded that our disclosure controls and procedures were effective as of September 30, 2025.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 1A. Risk Factors
There have been no material changes from the risk factors set forth under the heading “Risk Factors” in Part I, Item 1A in our Annual Report and in Part II, Item 1A in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2025 and June 30, 2025, except for the following risk factors which supplement the risk factors previously disclosed and should be considered in conjunction with the risk factors set forth in our Annual Report and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2025 and June 30, 2025. An investment in shares of our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties, described in our Annual Report and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2025 and June 30, 2025, together with all of the other information in the Annual Report, and the following information about risks, together with information appearing elsewhere in this Quarterly Report, including our unaudited condensed consolidated financial statements and related notes hereto, and any other documents that we file with the SEC before deciding to invest in our common stock. The occurrence of any of the following risks or of those described in our Annual Report and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2025 and June 30, 2025, could have a material adverse effect on our business, financial condition, results of operations and future growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. In these circumstances, the market price of our common stock could decline; and you may lose all or part of your investment. We cannot assure you that any of the events discussed below, in our Annual Report or in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2025 and June 30, 2025, will not occur.

Risks Related to Our Business
Investment in new business strategies, partnerships and acquisitions could fail to produce the expected results, disrupt our ongoing business, present risks not originally contemplated and materially adversely affect our business, reputation, results of operations and financial condition.
We have invested, and in the future may invest, in new business strategies, partnerships or acquisitions. Such endeavors may involve significant risks and uncertainties, including distraction of management from current operations, the potential for greater-than-expected liabilities and expenses, economic, political, legal and regulatory challenges associated with implementing new business strategies, operating in new regions or countries, inadequate return on capital, potential impairment of tangible and intangible assets, and significant write-offs. Investment, partnership and acquisition transactions are exposed to additional risks, including failing to obtain required regulatory approvals on a timely basis or at all, or the imposition of onerous conditions or other factors that could delay or prevent us from completing a transaction or otherwise limit our ability to fully realize the anticipated benefits of a transaction. New ventures are inherently risky and may not be successful. For example, in November 2024, we entered into a technology exclusivity and revenue sharing agreement with Hubble (the “Hubble Agreement”), under which we became the exclusive consumer application of their satellite Bluetooth technology. We intend to connect the Company’s Tile Bluetooth trackers with Hubble’s satellites to create a global location-tracking network. However, our inability to realize the anticipated benefits of our transactions with Hubble could have a material adverse effect on our growth prospects and expectations. In addition, in November 2025, we agreed to acquire Nativo, Inc. The acquisition intends to accelerate the Company’s advertising roadmap and intends to position the company to scale a full-funnel ads platform. The failure of any significant investment or business strategy, opportunity, partnership or acquisition could materially adversely affect our business, growth prospects, expectations. reputation, results of operations and financial condition.
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

The development of our products and services is complex and costly, and we typically have several products and services in development at the same time. Given the complexity, we occasionally have experienced, and could experience in the future, delays in the development and introduction of new and enhanced products and services. Problems in the design or quality of our products or services may also have an adverse effect on our brand, business, financial condition or results of operations. Unanticipated problems in developing products and services could also divert substantial resources, including but not limited to research and development, which may impair our ability to develop new products and services and enhancements of existing products and services, and could substantially increase our costs. For example, as we continue to expand our hardware offerings, including connected devices such as our recently launched pet tracker, we may be exposed to additional risks relating to product performance, quality, safety, or reliability. These devices may contain defects, experience performance issues, or fail to operate as intended. These may result from the design or manufacture of the product, or from the software or other components used in the product. Such issues could result in property damage, personal or pet injury, product returns, warranty claims, or product recalls. Any such issues, or the perception that our products are unsafe or unreliable, could damage our brand, lead to product liability claims or regulatory investigations, and require us to incur significant costs or expenses. Our insurance coverage may not fully protect us against all potential liabilities, and any resulting claims or adverse publicity could materially adversely affect our business, financial condition, and results of operations. If new or enhanced product and service introductions are delayed or not successful, we may not be able to achieve an acceptable return, if any, on our research and development efforts, and our business, financial condition and results of operations may be adversely affected.
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
Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not Applicable.

Item 5. Other Information
(a) None
(b) None
(c) Rule 10b5-1 Trading Plans
Our officers, as defined in Rule 16a-1(f) of the Exchange Act (“Section 16 Officers”), may from time to time enter into plans for the purchase or sale of our common stock that are intended to satisfy the affirmative defense in Rule 10b5-1(c) of the Exchange Act. During the three months ended September 30, 2025, the following Section 16 Officer adopted a “Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K of the Exchange Act:

Name	Title	Action	Adoption Date	Expiration Date	Total number of securities to be sold
Russell Burke	Chief Financial Officer	Adoption	9/1/2025	11/20/2026	Up to 99,821 shares

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	File No.	Filing Date	Exhibit No.

3.1	Restated Certificate of Incorporation of the Company.		8-K	000-56424	June 3, 2024	3.1

3.2	Amended and Restated Bylaws of the Company.		8-K	000-56424	June 3, 2024	3.2

10.1+§	Promotion Letter, dated August 8, 2025, between Life360, Inc. and Chris Hulls	X

10.2+§	Promotion Letter, dated August 8, 2025, between Life360, Inc. and Lauren Antonoff	X

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) of the Exchange Act.	X

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) of the Exchange Act.	X

32.1*	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2*	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	Inline XBRL Instance Document	X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents	X

104	Cover Page Interactive Data (formatted as Inline XBRL and contained in Exhibit 101)	X

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
+    Indicates a management contract or compensatory plan, contract, or arrangement.
§    Portions of this exhibit have been redacted in accordance with Regulation S-K Item 601(a)(6).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIFE360, INC.

Dated:	November 10, 2025	By:	/s/ Lauren Antonoff
Lauren Antonoff

Chief Executive Officer
(Principal Executive Officer)

Dated:	November 10, 2025	By:	/s/ Russell Burke
Russell Burke

Chief Financial Officer
(Principal Financial Officer)