Form 10-K
period 2025-12-31
Life360, Inc.
filed 2026-03-02
CIK 1581760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission File Number 001-42120
Life360, Inc.
(Exact name of registrant as specified in its charter)

Delaware	26-0197666
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1900 South Norfolk Street, Suite 310 San Mateo, CA	94403
(Address of principal executive offices)(1)	(Zip Code)
Tel: (415) 484-5244
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	LIF	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2025 was approximately $4.84 billion, based on the closing price of $65.25 per share for the Registrant’s common stock as reported by Nasdaq Stock Market LLC.
As of February 24, 2026, the registrant had 80,198,613 shares of common stock, par value $0.001 per share, including shares underlying all issued and outstanding CHESS Depositary Interests (“CDIs”), outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the 2026 Annual Meeting of Stockholders of the Registrant (the “2026 Proxy Statement”), are incorporated by reference into Part III of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year ended December 31, 2025.
____________________
(1)We are a Delaware corporation with a globally distributed workforce and no corporate headquarters. Under the Securities and Exchange Commission's rules, we are required to designate a “principal executive office.” For purposes of this report, we have designated our office in San Mateo, California as our principal executive office.

Life360, Inc.
Annual Report on Form 10-K for the Year Ended December 31, 2025
In this report, unless otherwise stated or the context otherwise indicates, the terms “Life360,” “the Company,” “we,” “us,” “our” and similar references refer to Life360, Inc. and its consolidated subsidiaries. The Life360 logo, and other trademarks, trade names or service marks of Life360, Inc. appearing in this Annual Report on Form 10-K are the property of Life360, Inc. All other trademarks, trade names, and service marks appearing in this Annual Report on Form 10-K are the property of their respective owners. Solely for convenience, the trademarks and trade names in this report may be referred to without the ® and ™ symbols, but such references should not be construed as any indicator that their respective owners will not assert their rights thereto.

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on our management’s beliefs and assumptions and on information currently available to our management. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Some of the statements under “Item 1. Business,” “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report contain forward-looking statements. They are generally identifiable by use of the words: “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “seek,” “believe,” “estimate,” “predict,” “potential,” “continue,” “contemplate,” “possible” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. We caution you the foregoing list may not contain all of the forward-looking statements made in this Annual Report.
These forward-looking statements are subject to risk and uncertainties, many of which are outside of our control, that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report, we caution you that these statements are based on a combination of facts and factors currently known by us as of the date of this Annual Report and our projections of the future, about which we cannot be certain. Forward-looking statements in this Annual Report include, but are not limited to, statements about:
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
•market acceptance of our location sharing services, tracking products, and digital subscription services;
•our ability to increase sales of our products and services;
•our expectations concerning relationships with third parties; including suppliers, manufacturers, platforms, and fulfillment partners;
•our ability to continue to manufacture our hardware products on reasonable terms, including our ability to continue our relationship with Jabil, Inc. (“Jabil”), or at all;
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
•economic and industry trends, projected growth, or trend analysis;

•our compliance with laws and regulations that currently apply or may become applicable to our business both in the U.S. and internationally, including with respect to data privacy and security, consumer protection, location sharing, precise geolocation data (including of children), item tracking, targeting, and children’s privacy protections;
•our ability to maintain, protect, and enhance our intellectual property; and
•our ability to succeed in our core mission of simplifying safety for families through responsible business practices and corporate governance initiatives.
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
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report, and although we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted a thorough inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely upon these statements. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events, or otherwise.

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
In addition to the Life360 mobile application, we also offer hardware tracking devices through the sale of Tile by Life360, Inc. devices (“Tile”) and Life360 Pet GPS devices to keep members close to the people, pets and things they care about most.
Our suite of product and service offerings, including the Life360 and Tile mobile applications, and related third-party services, is system and platform-agnostic, allowing our products and services to work seamlessly for our members, regardless of the different devices they use. As of December 31, 2025, we had approximately 95.8 million Monthly Active Users (“MAU”), and 2.8 million global Paying Circles on the Life360 Platform, as described below, representing a year-over-year increase of 20% and 26%, respectively. We define a Paying Circle as a group of Life360 members with a paying subscription who have been billed as of the end of period.
Our revenue is generated from the sale of subscriptions, hardware tracking devices used to access our services, and from partnerships, including through the placement of ads within our platform, and the sale of aggregated, non-personally identifiable data for data insight purposes.

For the years ended December 31, 2025, 2024, and 2023, we generated:
•Total revenue of $489.5 million, $371.5 million, and $304.5 million, respectively;
◦Subscription revenue of $369.3 million, $277.8 million, and $220.8 million, respectively;
◦Hardware revenue of $51.8 million, $57.6 million, and $58.2 million, respectively;
◦Other revenue of $68.4 million, $36.0 million, and $25.5 million, respectively; and
•Net income of $150.8 million in 2025, and net loss of $4.6 million, and $28.2 million in 2024 and 2023, respectively.
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
Hardware Products
Our hardware products, which include Tile branded bluetooth and Life360 Pet GPS devices, seamlessly integrate with the Life360 Platform. The Tile Bluetooth® network leverages the installed base of Life360 members to scan for locations of devices, while our Life360 Pet GPS devices leverage GPS and cellular networks, generating even higher confidence that we can locate lost devices and pets of our customers. Our hardware products are sold through online and brick and mortar retail channels as well as directly on our website and are available, in various shapes, sizes, and price points for different use cases. The Tile mobile application offers a free service as well as two paid subscription options: Premium and Premium Protect, which offer additional services such as warranties and item reimbursement. The Life360 Pet GPS requires a Gold or Platinum Life360 subscription and offers additional location tracking services.
Our Technology Platform
To help families stay connected and safe, we have developed a scalable mobile-first technology platform that protects our members’ data and ensures operational integrity, security, and performance. Highlights of our technology platform include a robust location engine design, scalable and modern technology infrastructure, and seamless third-party integration.
We have designed an end-to-end technology location solution that allows us to deliver real-time location-based experiences and includes functionality such as storage, processing, and communication of events, locations, drives, maps, places, networking, and visualization of device characteristics for people, pets, and things. The Tile finding network has been integrated into the Life360 Platform. This integration allows members and Paying Circles to keep track of their things and connect with each other through the Life360 Platform. Through our strategic partnership with Hubble Network Inc., (“Hubble”), and subject to successful development and integration, we may expand our location tracking capabilities.

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

Competition
Our competitors include both large competitors with various product and service offerings and smaller competitors, including (i) direct competitors with location sharing products focused on family safety, (ii) competitors providing location sharing platforms that are not focused on family safety, (iii) competitors in the item tracking technology market, (iv) competitors in the pet tracking technology market, and (v) competitors that have, or may in the future have, overlapping offerings (for example, companies in industries related to roadside assistance and crash detection, identity theft protection, phone insurance and travel, and disaster and medical assistance).
While our industry is becoming increasingly competitive, we believe that we will continue to compete successfully due to our leading market position, superior value proposition, brand recognition, ability to leverage our member base, our comprehensive suite of offerings, and economies of scale. In addition, our data-driven insights on families’ habits, needs, and preferences enable us to continuously enhance our product offerings and improve the member experience, reinforcing our competitive differentiation.
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
•Members Before Metrics. We value metrics and use them to influence strategy and measure results, but at our core we always focus on building an exceptional experience for families.
•High Intensity, High Impact. We do whatever it takes to get the job done. We are in a fast moving and competitive environment and we have a team that is in it to win it.
As of December 31, 2025, we had approximately 547 full-time employees and approximately 95 contractors, all of whom work remotely but have the option to work out of our San Mateo, California office, or at other flexible workspaces. Life360 aims to provide a work environment in which all of our people can excel regardless of race, religion, age, disability, gender identity, sexual orientation, or marital status. We believe that diversity contributes to our business success, and benefits all of our stakeholders. We are committed to creating an inclusive and equitable work environment for all employees.
We view the quality of our products and services as our key long-term strategic differentiator, and as such, we also provide training opportunities for our employees to further promote personal and professional growth. We do this through both cohort learning as well as personalized learning via the LinkedIn Learning® platform throughout the year.
Responsible Business Practices and Corporate Governance
Life360's approach to responsible business practices and good corporate governance reflects our founding mission and continues to shape how we operate as a public company. Our co-founder and Executive Chairman Chris Hulls created Life360 in response to Hurricane Katrina, envisioning technology that could keep families connected and safe during emergencies. That origin in an environmental crisis informs our commitment to impact, resilience, and responsibility across our business today.
Our responsible business practices strategy is structured around the three pillars of environmental, social, and governance, and is informed by our materiality assessment conducted with employees, leadership, and investors to identify priorities most relevant to our long-term value creation and that may be material to our business, financial condition, and results of operations.

Environmental
We are committed to measuring, disclosing, and reducing our environmental footprint. We quantify our carbon impact across Scope 1 emissions (direct emissions from controlled sources), Scope 2 emissions (indirect emissions from purchased energy), and Scope 3 emissions (value chain impacts including our supply chain and product lifecycle), where data is available and based on reasonable estimates. While we partner with third parties for hardware manufacturing, we prioritize durable product design and responsible vendor practices.
We participate in leading disclosure frameworks including the S&P Global Corporate Sustainability Assessment (“CSA”) and CDP, formerly known as the Carbon Disclosure Project, to ensure transparency and alignment with investor expectations on environmental performance.
Social
Our social mission centers on safety, privacy, and empowerment across our member base, workforce, and communities. Through real-time location technology, emergency response features, and data protection practices, we serve millions of families seeking connection and peace of mind. We maintain a corporate culture of respect and belonging, with legal recruiting practices, compensation practices, and career advancement pathways for all employees. We provide safe, flexible, and supportive workplaces that are free from all forms of modern slavery. We support employee philanthropic engagement through matching contributions to nonprofit organizations focused on family well-being and community support, and collaborate with partners to amplify safety and privacy in the communities we serve.
Governance
We maintain governance frameworks designed to foster trust, transparency, and ethical decision-making across all stakeholder relationships. Our approach includes disciplined risk identification, assessment, and monitoring processes; business code of conduct training; and transparent disclosure practices.
An internal cross-functional team oversees responsible business practices and corporate governance benchmarking, education, and advancement of responsible business practices aligned with global standards and stakeholder expectations. We have begun incorporating elements of the Sustainability Accounting Standards Board (“SASB”) framework to guide reporting of financially material topics and review our materiality assessment annually to ensure continued relevance as our business and the broader responsible business practices landscape evolve.
Additional Information
The responsible business practices and corporate governance initiatives and goals described above reflect our current priorities and expectations and do not constitute guarantees, contractual commitments, or assurances of future performance.
Additional information about our responsible business practices and corporate governance approach, including our published SASB report and detailed disclosures, is available at investors.life360.com/impact/overview. Information contained on, or accessible through, our website is not incorporated by reference into this Form 10-K and should not be considered part of this filing.

Research and Development
We invest substantial resources in research and development to enhance our customer offerings and competitiveness. Our global research and development team supports the design and development of our location sharing services, mobile app development, web development, firmware development, platform software development, site reliability engineering, hardware engineering, test engineering, and data science and analytics. Our research and development expenses were $128.4 million, $113.1 million and $101.0 million for the years ended December 31, 2025, 2024, and 2023, respectively. We intend to continue to significantly invest in research and development to bring new customer experiences and devices to market and expand our platform capabilities.

Manufacturing, Logistics and Fulfillment
We outsource the manufacturing of our hardware products to our contract manufacturer, Jabil, located in Asia. Jabil has been designated the sole contract manufacturer of our hardware products. To continue to provide our members with quality technology, our supply chain teams in the U.S. and Asia coordinate the relationships between our contract manufacturers and suppliers. In order to mitigate risks associated with a single supply source, and to ensure we can scale our manufacturing base as we continue to expand, we routinely evaluate new partners, manufacturers, and suppliers.
In October 2024, we entered into a new manufacturing agreement with Jabil for an initial term of three years that will automatically renew for additional one-year periods, unless terminated or advance written notice not to renew is given. Under our agreement with Jabil, Jabil manufactures our products using design specifications, quality assurance programs, and standards that we establish. We additionally grant Jabil a non-exclusive, royalty-free, non-transferable right and license to use certain Life360 and Tile intellectual property as it relates to Jabil’s obligations under the agreement. We pay for and own the majority of tooling and other equipment specifically required to manufacture our products. We have purchase commitments based on our purchase orders and forecasts for certain amounts of finished goods, works-in-progress, and components purchased in order to support such purchase orders and forecasts. Under the terms of the agreement, the agreement may be terminated (i) by mutual written consent, (ii) by advanced written notice from either party, (iii) for cause by either party after written notice of a material breach and failure by the other party to cure such breach within thirty days, or (iv) immediately upon written notice by either party upon the bankruptcy or insolvency of the other party.
We also work with third-party fulfillment partners that package and deliver our products to multiple locations worldwide, which allows us to reduce order fulfillment time and shipping costs, as well as improve inventory flexibility. Our partner relationships help us maintain access to the resources needed to scale seasonally.
Intellectual Property
Intellectual property is an integral aspect of our business, and we seek protection for our intellectual property and technological innovations as appropriate. We rely upon a combination of federal, state, and common-law rights in the U.S. and the rights under the laws of other countries, patents, trademarks, copyrights, domain name, trade secrets, including know-how, license agreements, confidentiality procedures, nondisclosure agreements with third parties, employee confidentiality, and proprietary rights agreements, and other contractual rights, to establish and protect our proprietary rights.
We have developed and acquired patent assets to protect our proprietary technology. Individual patents have terms for varying periods depending on the date of filing of the patent application or the date of patent issuance and the legal term of patents in the countries in which they are obtained. Generally, utility patents issued for applications filed in the U.S., and in many foreign countries, are granted a term of 20 years from the earliest effective filing date of a non-provisional patent application (14 or 15 years from the date of grant for U.S. design patents) provided their registrations are properly maintained. We continually review our development efforts to assess the existence and patentability of new intellectual property. We also pursue the registration of certain of our domain names and trademarks and service marks in the U.S. and in certain locations outside the U.S. Notwithstanding these efforts, there can be no assurance that we will adequately protect our intellectual property or that it will provide any competitive advantage. Further, in some foreign countries, the mechanisms to establish and enforce intellectual property rights may be inadequate to protect our technology. To protect our brand, we hold and maintain a global trademark portfolio. In the U.S., we own trademark registrations for our “Life360”, “Jiobit”, and “Tile” brands. We also own applications and registrations for “Life360,” “Tile,” “Tile-formative,” and other trademarks in certain foreign jurisdictions. Trademark registrations can generally be renewed as long as the marks are in use. We also enter into, and rely on, confidentiality and proprietary rights agreements with our employees, consultants, contractors, and business partners to protect our trade secrets, proprietary technology, and other confidential information. We further protect the use of our proprietary technology and intellectual property through provisions in both our customer terms of service on our website and in our vendor terms and conditions. For information regarding risks related to our intellectual property, please see “Item 1A. Risk Factors — Risks Related to Our Technology and Intellectual Property.”

Seasonality
Life360 subscriptions in the U.S. have historically experienced member and subscription growth seasonality in the third quarter of each calendar year, which includes the return to school for many of our members. Hardware sales have historically experienced comparatively higher seasonal growth in the fourth quarter of each calendar year, which includes the important selling periods in November and December largely driven by holiday demand.
Government Regulation
Our Company is subject to many U.S. federal and state and foreign laws and regulations that involve matters central to our business. These include laws and regulations that relate to data privacy, security, intellectual property (including copyright and patent laws), content regulation, rights of publicity, advertising, marketing, competition, protection of children and minors, consumer protection, payment processing, subscription services, taxation, health and safety, employment and labor, and telecommunications. These laws and regulations are constantly evolving and being tested in courts and by regulators and may be interpreted, applied, created, or amended, in a manner that could harm our business. The application and interpretation of these laws and regulations are often uncertain, especially in new or rapidly evolving industries, and could be interpreted and applied in a manner that is inconsistent from country to country or state to state and inconsistent with our current policies and practices and in ways that could harm our business.
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
The costs of complying with U.S. and foreign laws and regulations, which in some cases can be enforced by private parties in addition to government entities, are high and likely to increase in the future, particularly as the degree of regulation increases, our business grows, and our geographic scope and data processing activities expand. Furthermore, the impact of these laws and regulations may disproportionately affect our business in comparison to our peers in the technology sector that have greater resources. It is imperative that we secure the assets, functionality, materials, and member data that are critical to our business. Any failure on our part to comply with these laws and regulations may subject us to significant liabilities or penalties, or otherwise adversely affect our business, financial condition or operating results. Further, it is possible that certain governments may seek to block or limit our products or services or otherwise impose other restrictions that may affect the accessibility or usability of any or all our products or services for an extended period of time or indefinitely.
For additional information, see the section entitled “Item 1A. Risk Factors—Risks Related to Our Technology and Intellectual Property.”
Government Regulation of Data Privacy and Security
In the ordinary course of our business, we may process personal or other sensitive data. This data may relate to our members, employees, partners, vendors, and others. This data may include contact details, payment card information, geolocation data, as well as information collected from and about children and minors. Accordingly, we are or may become subject to numerous data privacy and security obligations, including federal, state, local, and foreign laws, regulations, guidance, and industry standards related to data privacy and security. Such obligations may include, without limitation, the Federal Trade Commission Act, the Telephone Consumer Protection Act of 1991 (“TCPA”), the Children’s Online Privacy Protection Act of 1998 (“COPPA”), the Controlling the Assault of Non-Solicited Pornography And Marketing Act of 2003 (“CAN-SPAM”), the California Consumer Privacy Act of 2018 (“CCPA”) and other state privacy laws, the European Union’s General Data Protection Regulation 2016/679 (“EU GDPR”), the EU GDPR as it forms part of the law of England and Wales by virtue of section 3 of the European Union (Withdrawal) Act 2018 and the Data Protection Act 2018 (collectively the “UK GDPR”, with the EU GDPR and UK GDPR together referred to as the “GDPR”), the EU Digital Services Act (“DSA”), the UK Online Safety Act, the Age Appropriate Design Code enacted by the UK Information Commissioner’s Office, the Privacy and Electronic Communications Directive 2002/58/EC on Privacy and Electronic Communications (the “ePrivacy Directive”), the EU Data Act (Regulation (EU) 2023/2854) (“EU Data Act”), and the Payment Card Industry Data Security Standard (“PCI DSS”). Several states within the U.S. have enacted or proposed data privacy laws, including laws that govern the use of precise geolocation data. Additionally, we are or may become subject to various U.S. federal and state consumer protection laws which require us to publish statements that accurately and fairly describe how we handle personal data and choices individuals may have about the way we handle their personal data.

The CCPA and the GDPR are examples of the increasingly stringent and evolving regulatory frameworks related to personal data processing that may increase our compliance obligations and exposure for any noncompliance. Similar laws have been enacted or proposed in the past few years in several other U.S. states and other foreign jurisdictions. These laws impose certain data privacy and security obligations on covered businesses. Generally, these and similar laws obligate covered businesses to provide specific disclosures in privacy notices and afford relevant individuals with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data or device data, and to opt-out of certain personal data processing activities, such as targeted advertising, profiling, or automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. These laws may also allow for regulators to impose statutory fines or allow private claimants to recover damages for noncompliance.
The European Union and the UK are also focused on the regulation of digital services and online platforms. The EU DSA came into force in 2022, with the majority of the substantive provisions taking effect in 2024. The UK Online Safety Act came into force in 2024, with the majority of the substantive provisions taking effect in 2025. The DSA and the UK Online Safety Act may increase our compliance costs, require changes to our user interfaces, processes, operations, and business practices which may adversely affect our ability to attract, retain and provide our services to members, increase our liability for content hosted, and may otherwise adversely affect our business, operations, and financial condition. If the rules, doctrines or currently available defenses change, if international jurisdictions refuse to apply similar protections that are currently available in the U.S. or the European Union or a court were to disagree with our application of those rules to our service, we could be required to expend significant resources to try to comply with the new rules or incur liability, and our business, financial condition, and results of operations could be harmed.
Certain foreign jurisdictions have enacted or proposed laws restricting minors’ access to social media platforms. For example, Australia has enacted legislation restricting access to social media platforms by minors. We do not believe our platform constitutes a “social media platform” as defined under such legislation and therefore do not believe these restrictions apply to our products and services. However, regulator interpretations are evolving, and if we were determined to be subject to such laws, we could be required to limit access to our services for certain users, implement additional compliance measures, or modify product features, which could adversely affect user growth and engagement globally, and harm our business, financial condition, and results of operations.
For additional information about the laws and regulations to which we are or may become subject and about the risks to our business associated with such laws and regulations, see the section entitled “Item 1A. Risk Factors — Risks Related to Privacy and Cybersecurity.”
Available Information
Our website address is www.life360.com. We make available on our website, free of charge, our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). The SEC maintains a website that contains reports, proxy and information statements, and other information regarding our filings at www.sec.gov. The ASX maintains a website that contains documents required under Australian securities laws and other information regarding our filings at www.asx.com.au. Additionally, we routinely post additional important information, including press releases, on our website and recognize our website as a channel of distribution to reach public investors and as a means of disclosing material non-public information for complying with disclosure obligations under Regulation FD. Accordingly, investors should monitor our website in addition to our SEC filings, ASX filings, and public webcasts. These items are available at investors.life360.com under “Financials and Filings.”
The information found on our website is not incorporated by reference into this Annual Report on Form 10-K or any other report we file with or furnish to the SEC.

Jurisdiction of Incorporation
We are incorporated in the State of Delaware, United States of America, and are a registered foreign entity in Australia. As a foreign Company registered in Australia, we are subject to different reporting and regulatory regimes than Australian companies. As a foreign Company registered in Australia, we are not subject to Chapters 6, 6A, 6B and 6C of the Corporations Act 2001 (Cth) of Australia (“Corporations Act”) dealing with the acquisition of shares (including substantial shareholdings and takeovers).
Delaware Law, Certificate of Incorporation and Bylaws
Under the provisions of Delaware General Corporation Law (“DGCL”), shares are freely transferable and subject to restrictions imposed by the U.S. federal or state securities laws, by our certificate of incorporation, as amended (“Certificate of Incorporation”) or bylaws (“Bylaws”), or by an agreement signed with the holders of the shares at issuance. Our Certificate of Incorporation and Bylaws do not impose any specific restrictions on transfer. However, provisions of the DGCL, our Certificate of Incorporation and our Bylaws could make it more difficult to acquire the us by means of a tender offer (takeover), a proxy contest or otherwise, or to remove incumbent officers and directors of the Company. These provisions could discourage certain types of coercive takeover practices and takeover bids that the Board may consider inadequate and encourage persons seeking to acquire control of the Company to first negotiate with the Board.
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

Item 1A. Risk Factors
Our business is subject to a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Annual Report on Form 10-K, including our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations, and prospects. In such an event, the market price of our common stock could decline.

Risk Factors Summary
Our business is subject to numerous risks and uncertainties. These risks and uncertainties may cause our operations to vary materially from those contemplated by our forward-looking statements. These risk factors include:
•If we fail to retain existing members or add new members, or if our members decrease their level of engagement with our products and services or do not convert to paying subscribers, our revenue, business, financial condition, and results of operations may be significantly harmed.

•If we are not able to maintain the value and reputation of our brands, or if we are not able to compete successfully with current or future competitors, our ability to expand our member base and maintain our relationships with partners and other key service providers may be impaired and our business, financial condition, and results of operations may be harmed.
•Changes to our existing brands, products, and services, or the introduction of new brands, products, or services, could fail to attract or retain members or generate revenue and profits.
•Our growth and profitability rely, in part, on our ability to attract members through cost-effective marketing efforts. Any failure in these efforts could materially adversely affect our business, financial condition, and results of operations.
•Distribution and marketing of, and access to, our products and services depends, in significant part, on third-party publishers, retailers, and platforms. If these third parties change their policies in such a way that restricts our business, increases our expenses or limits, prohibits or otherwise interferes with or changes the terms of the distribution, use or marketing of our products and services in any material way, or affects our ability to collect revenue, our business, financial condition, and results of operations may be adversely affected. Such changes could also negatively affect the functionality, performance, or quality of our products and services.
•If we do not successfully coordinate the worldwide manufacturing, fulfillment, and distribution of our products, we could lose sales, which could materially adversely affect our business, financial condition, and results of operations.
•Our manufacturer’s facilities are located in Malaysia and the PRC. Uncertainties with respect to the legal system of the PRC, including uncertainties regarding the enforcement of laws, and sudden or unexpected changes in policies, laws and regulations in the PRC could materially adversely affect us. Disruption in the supply chains from the PRC and Malaysia could also adversely affect our business.
•We rely on key data partners, and any termination of our agreements with such data partners could have a material adverse effect on our revenues, business, financial condition, and results of operations.
•Investment in new business strategies, partnerships, and acquisitions could fail to produce the expected results, disrupt our ongoing business, present risks not originally contemplated, and materially adversely affect our business, reputation, results of operations, and financial condition.
•We have grown rapidly in recent years and have limited operating experience at our current scale of operations. If we are unable to manage our growth effectively, our brands, company culture, and financial performance may suffer and place significant demands on our operational, risk management, sales and marketing, technology, compliance, and finance and accounting resources.
•We are subject to stringent and evolving laws (U.S. and foreign), regulations, rules, contracts, policies and other obligations related to data privacy and security, data protection, consumer protection, advertising, location tracking, digital tracking technologies, and the protection of minors. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation (including class action or similar lawsuits); fines and penalties; changes to or disruptions of our business operations; reputational harm; loss of revenue or profits; declines in member growth or engagement; and other material adverse business consequences. In certain foreign jurisdictions, we have limited operating experience, compliance risk may be heightened.
•Our success depends, in part, on the integrity of our information technology systems and infrastructures, as well as those of third parties on which we rely, and on our ability to enhance, expand, and adapt these systems and infrastructures in a timely and cost-effective manner. Any compromise, disruption, or failure of these systems could result in material adverse consequences, including operational disruptions, loss of data, regulatory investigations, reputational harm, and financial loss.
•We may fail to adequately obtain, protect, and maintain our intellectual property rights or prevent third parties from making unauthorized use of such rights.
•The market price of our CDIs and common stock has been, and may in the future be, volatile, or may decline regardless of our operating performance and you could lose all or part of your investment.
•Our indebtedness and liabilities could adversely affect our financial condition and results of operations and limit the cash flow available for our operations, which may impair our ability to satisfy our obligations under our 0.00% Convertible Senior Notes due 2030 (the “June 2025 Convertible Notes”).

•We may be unable to raise the funds necessary to repurchase the June 2025 Convertible Notes for cash following a fundamental change (as defined in the indenture governing the June 2025 Convertible Notes) or to pay any cash amounts due upon maturity or conversion of the June 2025 Convertible Notes, and our other indebtedness may limit our ability to repurchase the June 2025 Convertible Notes or to pay any cash amounts due upon their maturity or conversion.
•Provisions in the indenture governing the June 2025 Convertible Notes could delay or prevent an otherwise beneficial takeover of us.
Risks Related to Our Business
If we fail to retain existing members or add new members, or if our members decrease their level of engagement with our products and services or do not convert to paying subscribers, our revenue, business, financial condition, and results of operations may be significantly harmed.
Our business model is predicated on building a large critical mass of members and monetizing them directly through subscription-based products and services we build ourselves, and indirectly by allowing third parties to derive value from our members. Our financial performance has been and will continue to be significantly determined by our ability to attract, retain, and engage members and convert them into paying subscribers. We have in the past, and may in the future, experienced that the size of our member base has or may fluctuate or decline in one or more markets or periods from time to time. The sources and drivers of our member growth may change over time, and growth in one geography, channel, or member segment may not offset slower growth or declines in another.
If people do not perceive our products and services to be useful, effective, reliable, and/or trustworthy, we may not be able to attract or retain members or otherwise maintain or increase the frequency and duration of their engagement or the percentage of members that are converted into paying subscribers. Any number of factors can negatively affect member retention, growth, engagement, and conversion, some of which are not in our control:
•members increasingly engage with other competitive products or services;
•member behavior on any of our apps or with respect to any of our products or services changes, including decreases in the frequency of their use;
•members lose confidence in the quality or usefulness of our products or services or have concerns related to safety, security, privacy (for example, children’s data and precise geolocation data), well-being, or other factors;
•members do not perceive additional value in a paid subscription at all or at our pricing levels;
•members or subscribers may not be willing to pay for subscriptions or hardware purchases;
•members feel that their experience is diminished as a result of the decisions we make with respect to the frequency, prominence, format, size, and quality of ads that we display;
•member experience is affected due to difficulty installing, updating, or otherwise accessing our products and services on mobile devices or hardware as a result of actions or unplanned network or site outages by us or third parties that we rely on to distribute our products and deliver our services;
•we fail to keep pace with evolving online, mobile device, market and industry trends (including the introduction of new and enhanced digital services), as well as prevailing social, cultural, or political preferences in the markets in which our apps are available for download;
•third-party initiatives that may enable greater use of our products and services, including low-cost or discounted data plans, are discontinued;
•we fail to detect or combat inappropriate, fraudulent, criminal, or abusive activity on our platform;
•advertisers and partners display ads that are untrue, offensive, or otherwise fail to follow our guidelines; and
•we fail to provide adequate customer service to members, marketers, or other partners.
If we fail to monetize members through subscription plans, our business, financial condition, and results of operations may be harmed.
If members using the free version of the Life360 app do not perceive additional value in a paid subscription or there is an actual or perceived reduction in the functionality, quality, reliability, and cost-effectiveness of our subscription plans, our ability to retain and grow paid subscriptions would be adversely impacted. Our failure to provide successful enhancements and new features that grow paid subscriptions may have a material adverse impact on our business, financial condition, and results of operations.

If we are not able to maintain the value and reputation of our brands, or if we are not able to compete successfully with current or future competitors, our ability to expand our member base and maintain our relationships with partners and other key service providers may be impaired and our business, financial condition, and results of operations may be harmed.
We believe that our brands have significantly contributed to our word-of-mouth virality, which has in turn contributed to the success of our business. We also believe that maintaining, protecting, and enhancing our brands is critical to expanding our member base and maintaining our relationships with partners and other key service providers that will assist in successfully implementing our business strategy which we anticipate will increase our expenses. If we fail to do so, our business, financial condition, and results of operations could be materially adversely affected. We believe that the importance of brand recognition will continue to increase, as the location-based services and item tracking markets grow. Many of our new members are referred by existing members. Maintaining our brands will depend largely on our ability to continue to provide useful, reliable, trustworthy, and innovative products and services, which will require us to make substantial investments and, if we fail to do so, our business, financial condition, and results of operations could be materially adversely affected.
The digital consumer subscription products market is competitive, with low switching costs and a consistent stream of new products, services, and entrants. We may not be able to compete successfully with current or future competitors, which may impact our business, financial condition, and results of operations.
The digital consumer subscription products market in general, and the markets for family safety, location sharing, location tracking and related offerings, are fast-paced and constantly changing, with frequent changes in technology, consumer expectations and requirements, industry standards and regulations and a consistent stream of new products, services, and entrants both in the U.S. and abroad. New technology developments, including the development and use of artificial intelligence (“AI”) and other emerging technologies, are rapidly evolving. If our competitors gain an advantage by using such technologies, our ability to compete effectively and our results of operations could be adversely impacted. We face significant competition in every aspect of our business, and competitors include both large competitors with various product and service offerings and many smaller competitors.
Many of our current and potential competitors, both domestically and internationally, have or may have competitive advantages over us, including longer operating histories, significantly more resources (including larger marketing and operating budgets), greater brand recognition, access to more data and potential insights related to members, potential acquisition and other opportunities, higher amounts of available capital or access to such capital and in some cases, lower costs. Some of our competitors may enjoy better competitive positions in certain geographical regions, member demographics, or other key areas that we currently serve or may serve in the future. These advantages could enable these competitors to offer products that are more appealing to our existing and prospective members, to respond more quickly and/or cost-effectively than us to new or changing opportunities and regulations, new or emerging technologies or changes in customer requirements and preferences, or to offer lower prices or free products and services.
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
If we are not able to compete effectively against our current or future competitors and products or services that may emerge, the size and level of engagement of our member base may decrease, which could adversely affect our business, financial condition, and results of operations.

We have in the past, and may in the future, need to change our pricing models to compete successfully.
Since October 2022, we have incrementally increased prices across our premium subscription offerings globally, while continuing to offer a freemium model that allows members to access core functionality at no cost. If we continue to increase prices for our products and services, demand for our solutions could decline as members adopt less expensive competing products and services, and our market share could suffer. We increased prices for our U.S. Life360 iOS and Android premium subscription offerings in December 2022 and April 2023, respectively, and for our United Kingdom and Australia and New Zealand Life360 iOS and Android subscriptions in the first half of 2024. The intense competition we face in the family safety, location-based services, and item tracking technology markets, in addition to general economic and business conditions, including inflation and rising interest rates, can impact the prices of our products and services. If our competitors offer significant discounts on competing products or services or develop products or services that our customers believe are more valuable or cost-effective, we may be required to decrease our prices or offer other incentives in order to compete successfully. If we do not adapt our pricing models to reflect changes in customer use of our products and services or changes in customer demand, our revenues could decrease.
Any broad-based change to our pricing strategy could cause our revenues to decline or could delay future sales as our sales force implements, and our subscribers adjust to, the new pricing terms. We or our competitors may bundle products and services for promotional purposes or as a long-term go-to-market or pricing strategy or provide price guarantees to certain subscribers as part of our overall sales strategy. These practices could, over time, significantly limit our flexibility to change prices for existing products and services and to establish prices for new or enhanced products and services. Any such changes could reduce our margins and adversely affect our business, financial position, and results of operations.
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
Our success will depend, in part, on market acceptance and the widespread adoption of our family safety and location sharing products and services as an alternative to other family coordination options such as texts and phone calls, and member selection of our products and services over competing products and services that may have similar functionality. Family safety, location sharing, and location tracking technology is still evolving and we cannot predict marketplace acceptance of our products and services or the development of products and services based on entirely new technologies.
There is a risk that we will not be able to grow our member base outside of the U.S. in a way that provides the scale required to offer the full functionality of our services to a particular geography, or to a scale that will enable us to generate indirect revenue.
Changes to our existing brands, products, and services, or the introduction of new brands, products, or services, could fail to attract or retain members or generate revenue and profits.
Our ability to retain, increase, and engage our member base and to increase our revenue depends heavily on our ability to continue to evolve our existing brands, products, and services, as well as to acquire or create successful new ones, both independently and in conjunction with developers or other third parties. We may introduce significant changes to our existing brands, products, and services, or acquire new and unproven brands, products, services, and product and services extensions, including technologies with which we have little or no prior development or operating experience. We have also invested, and expect to continue to invest, significant resources in growing our subscription-based services to support increasing usage as well as new lines of business, products, services, product extensions, and other initiatives to generate revenue. Developing new products and services is expensive and can require substantial management and Company resources and attention and investing in the development and launch of new products and services can involve an extended period of time before a return on investment is achieved, if at all. An important element of our business strategy is to continue to make investments in innovation and related product and services opportunities to maintain our competitive position. Unanticipated problems in developing products and services could also divert substantial research and development resources, which may impair our ability to develop new products and services or enhance existing products and services, and substantially increase our costs. We may not receive revenues from these investments for several years and may not realize returns from such investments at all.

The development of our products and services is complex and costly, and we typically have several products and services in development at the same time. Given the complexity, we occasionally have experienced, and could experience in the future, delays in the development and introduction of new and enhanced products and services. Problems in the design or quality of our products or services may also have an adverse effect on our brand, business, financial condition, or results of operations. Unanticipated problems in developing products and services could also divert substantial resources, including, but not limited to research and development, which may impair our ability to develop new products and services and enhancements of existing products and services, and could substantially increase our costs. For example, as we continue to expand our hardware offerings, including connected devices such as our recently launched Life360 Pet GPS tracker, we may be exposed to additional risks relating to product performance, quality, safety, or reliability. These devices may contain defects, experience performance issues, or fail to operate as intended. These may result from the design or manufacture of the product, or from the software or other components used in the product. Such issues could result in property damage, personal or pet injury, product returns, warranty claims, or product recalls. Any such issues, or the perception that our products are unsafe or unreliable, could damage our brand, lead to product liability claims or regulatory investigations, and require us to incur significant costs or expenses. Our insurance coverage may not fully protect us against all potential liabilities, and any resulting claims or adverse publicity could materially adversely affect our business, financial condition, and results of operations. If new or enhanced product and service introductions are delayed or not successful, we may not be able to achieve an acceptable return, if any, on our research and development efforts, and our business, financial condition, and results of operations may be adversely affected.
Unfavorable media coverage and publicity could damage our brands and reputation and materially adversely affect our business, financial condition, and results of operations.
Major media outlets have increased scrutiny of the location data market, including companies such as Life360. Unfavorable publicity or media reports, regardless of the veracity, concerning our data privacy and security practices, including those related to children and minors, security incidents, product or service changes, quality or features, litigation or regulatory activity, including any intellectual property proceeding, any investigation and/or enforcement activity from data protection or other regulatory authorities or proceeding relating to the privacy or security of our data, or regarding the actions of our partners, our members, our employees or other companies in our industry, could materially adversely affect our brands and reputation, regardless of the veracity of such publicity or media reports. Major media outlets have increased scrutiny of the location data market and Life360 has been the subject of media articles, which could impact member retention, growth, engagement, and conversion as well as increase regulatory scrutiny of our actions or decisions regarding member privacy, security, encryption, content, contributors, advertising, and other issues, which may materially adversely affect our reputation and brands.
If we fail to protect our brands or reputation, we may experience material adverse effects to the size, demographics, engagement, and loyalty of our member base, resulting in decreased revenue, fewer app installs (or increased app uninstalls) and subscription purchases, or slower member growth rates. Any of the foregoing could materially adversely affect our business, financial condition, and results of operations.

Inappropriate actions by third parties or our members could be attributed to us and cause damage to our brands.
Our members may be physically, financially, emotionally, or otherwise harmed by other individuals through the use of one of our products or through features of our products. If one or more of our members suffers or alleges to have suffered any such harm as a result of our services, we could in the future experience negative publicity or legal action that could damage our brands. Similar events affecting users of our competitors’ products and services could also result in negative publicity for our products and services, as well as the industries in which we operate, including the location sharing and tracking industries, which could in turn negatively affect our business.

The reputation of our brands may also be materially adversely affected by the actions of our members or advertisers that are deemed to be hostile, offensive, inappropriate, or unlawful. Furthermore, members have in the past used competitor products and may use our products for illegal or harmful purposes such as stalking or theft, rather than for their intended purposes. While we have systems and processes in place that aim to monitor and review the appropriateness of the content accessible through our products and services and have adopted policies regarding illegal, offensive, or inappropriate use of our products and services, our members have in the past, and could in the future, nonetheless engage in activities that violate our policies. In addition, our advertisers may use our system or our members’ data in a manner inconsistent with our terms, contracts, or policies. Additionally, while our policies attempt to address illegal, offensive, or inappropriate use of our products, we cannot control how our members engage on our products. We may also be unsuccessful in our efforts to enforce our policies or otherwise prevent or remediate any such incidents. As a result, our existing safeguards may not be sufficient to avoid harm to our reputation and brands, especially if such hostile, offensive, or inappropriate use is well-publicized.
Our business could be harmed if we are unable to accurately forecast demand for our products and services and to adequately manage our product inventory.
We invest broadly in our business, and such investments are driven by our expectations of the future success of a product or service. For example, our hardware devices often require investments with long lead times. We must forecast inventory needs and expenses and place orders sufficiently in advance with our third-party suppliers and contract manufacturers based on our estimates of future demand for particular products. Our ability to accurately forecast demand for our products and services may be affected by many factors, including fluctuations in demand for our products and services or competing offerings, and unanticipated changes in general market or economic or political conditions. An inability to correctly forecast the success of a particular product or service could cause us to experience a shortage or to produce excess inventory levels resulting in write-offs, either of which could harm our business.
Our growth and profitability rely, in part, on our ability to attract members through cost-effective marketing efforts. Any failure in these efforts could materially adversely affect our business, financial condition, and results of operations.
Attracting members involves considerable expenditure for online and offline marketing. Historically, we have had to increase our marketing expenditures over time in order to build our brand awareness, attract members and drive our long-term growth. To continue to reach potential members and grow our business, we must identify and devote our overall marketing expenditures to newer advertising channels, such as mobile and online video platforms as well as targeted campaigns in which we communicate directly with potential, former and current members via new virtual means. Generally, the opportunities in and sophistication of newer advertising channels are relatively undeveloped and unproven, and we may not be able to continue to appropriately manage and fine-tune our marketing efforts in response to these and other trends in the marketing and advertising industries. Any failure to do so could materially adversely affect our business, financial condition and results of operations.
Distribution and marketing of, and access to, our products and services depend, in significant part, on third-party publishers, retailers, and platforms. If these third parties change their policies in such a way that restricts our business, increases our expenses or limits, prohibits or otherwise interferes with or changes the terms of the distribution, use or marketing of our products and services in any material way, or affects our ability to collect revenue, our business, financial condition, and results of operations may be adversely affected. Such changes could also negatively affect the functionality, performance, or quality of our products and services.
We market and distribute our products and services (including the Life360 app, Tile app and Jiobit app) through our third-party platforms (each a “Channel Partner”). Our mobile applications are almost exclusively accessed through the Apple App Store and the Google Play Store, and we depend on Apple and Google approving our mobile applications on their respective platforms. Our ability to market our brands on any given property or channel is subject to the policies of the relevant third party. There is no guarantee that popular mobile platforms will continue to feature our products, or that mobile device users will continue to use our products and services rather than competing ones. Because Life360 is only used on mobile devices, it must remain interoperable with popular mobile operating systems, networks, technologies, products, and standards that we do not control, such as the Android and iOS operating systems and related hardware, including but not limited to GPS, accelerometers, and gyrometers. Any changes, bugs, or technical issues in such systems, or changes in our relationships with mobile operating system partners, some of which are competitors or potential competitors of ours, handset manufacturers, or mobile carriers, or in their terms of service or policies that degrade our products’ functionality, reduce or eliminate our ability to update or distribute our products, give preferential treatment to competitive products, limit our ability to deliver, target, or measure the effectiveness of ads, or charge fees related to the distribution of our products or our delivery of ads could materially adversely affect the usage of our products and services on mobile devices.

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
In addition, many of our subscription fees are collected by our Channel Partners and remitted to us. Historically, the number of new and retained members recorded by Life360’s internal database has differed from the number recorded by our Channel Partners in their respective databases and direct revenue is recognized based on the invoices received from our Channel Partners. Any delay to a remittance from our Channel Partners or difference in the numbers in our respective databases may lead to distortions between our expected direct revenue and our actual direct revenue and may have an adverse effect on our business, financial condition, and results of operations.

We depend on retailers and distributors to sell and market our hardware products, and our failure to maintain and further develop our sales channels could harm our business.
We primarily sell our hardware products through retailers and distributors and depend on these third parties to adequately display, sell and market our products to consumers. However, we have recently decided to reduce our reliance on brick-and-mortar retail and focus more heavily on a direct-to-consumer (“DTC”) sales model including sales through our own online channels. As we transition away from physical retail, we may experience reduced brand visibility and consumer awareness previously supported by in-store placement and retailer promotion. In addition, our success in expanding and entering into new markets internationally will depend on our ability to establish relationships with new retailers and distributors, as well as our ability to scale our DTC sales capabilities in those markets. We also sell through, and will need to continue to expand our sales through, online retailers. If we do not maintain our relationship with existing retailers and distributors, or if our DTC strategy is not successful, our ability to sell our products and services could be adversely affected and our business may be harmed.
For the fiscal years ended December 31, 2025, 2024, and 2023, Amazon accounted for less than 10% of total revenue.
Select retailers and distributors make up the majority of our distribution channels. Accordingly, the loss of a small number of our large retailers, distributors, and distribution channels, or disruption caused by changes in our distribution strategy, could have a significant adverse impact on our operating results.
We rely on a limited number of suppliers, manufacturers, and fulfillment partners for our smart trackers. A loss of or change with any of these partners could negatively affect our business, including the potential inability to produce or obtain quality products and services on a timely basis or in sufficient quantity.
We outsource the manufacturing of our hardware devices to a single contract manufacturer located in Asia, Jabil, Inc., using our design specifications. To monitor the quality of our products, we conduct routine product audits.
We also work with third-party fulfillment partners that package and deliver our products to multiple locations worldwide, which allows us to reduce order fulfillment time, reduce shipping costs, and improve inventory flexibility. Our reliance on a single manufacturer for our hardware devices and a limited number of fulfillment partners for each of our smart trackers increases our risk since we do not currently have alternative or replacement suppliers beyond these key parties. In the event of an interruption from our manufacturer or any of our fulfillment partners, we may not be able to increase capacity from other sources or develop alternate or secondary sources without incurring material additional costs and substantial production delays. Furthermore, our manufacturer’s facilities are located in Malaysia and the PRC. Our business could be adversely affected if our manufacturer or one or more of our fulfillment partners is impacted by a natural disaster, political, social or economic instability, military conflict, bank failures, changing foreign regulations, labor unrest, pandemics, trade wars, or any other interruption at a particular location.
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
•variance in the manufacturing capability of our third-party manufacturers for our hardware products;

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
If we do not successfully coordinate the worldwide manufacturing, fulfillment, and distribution of our products, we could lose sales, which could materially adversely affect our business, financial condition, and results of operations.
Our business requires us to coordinate the manufacture, fulfill, and distribution of our hardware products across the U.S. and over the world. We rely on third parties to manufacture our products, manage centralized distribution centers and transport our products. If we do not successfully coordinate the timely manufacturing and distribution of our products, if our manufacturers, distribution logistics providers or transport providers are not able to successfully and timely process our business or if we do not receive timely and accurate information from such providers, and especially if we expand into new product categories or our business grows in volume, we may have an insufficient supply of products to meet customer demand, lose sales, experience a build-up in inventory, incur additional costs, and our financial condition and results of operations may be adversely affected.
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
Our manufacturer’s facilities are located in Malaysia and the PRC. Uncertainties with respect to the legal system of the PRC, including uncertainties regarding the enforcement of laws, and sudden or unexpected changes in policies, laws and regulations in the PRC could materially adversely affect us. Disruption in the supply chains from the PRC and Malaysia could also adversely affect our business.
Our manufacturer’s operations in the PRC are governed by Chinese laws and regulations. The Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. The central Chinese government or local governments having jurisdiction within the PRC may impose new, stricter regulations, or interpretations of existing regulations. Our manufacturer in the PRC may be subject to regulation and interference by various political, governmental and regulatory entities in the provinces in which it operates, including local and municipal agencies and other governmental divisions. As such, any such future laws or regulations may impair the ability of our manufacturer to operate and may increase its costs, which could adversely impact our results of operations, as well as our ability to deliver our products to our members in a timely manner and to meet demand for our smart trackers.

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
We have expanded to new international markets and are growing our operations in existing international markets, which requires additional financial, legal, and management resources. As of the year ended December 31, 2025, international members represented approximately 47% of our total monthly active users (“MAU”) and accounted for approximately 15% of our total revenue. Offering our apps for download internationally and rolling out full-service memberships outside of the U.S., particularly in countries in which we have limited experience, exposes us to a number of additional risks including, among others:
•operational and compliance challenges caused by legal and regulatory, distance, language, and cultural differences;
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
•foreign currency fluctuations and related hedging activity;
•restrictions on the transfer of funds among countries and back to the U.S., as well as costs associated with repatriating funds to the U.S.;
•differing and potentially adverse tax laws and consequences;
•competitive environments that favor local businesses or local knowledge of such environments;
•use of international data hosting platforms and other third-party platforms;
•low usage and/or penetration of internet connected consumer electronic devices; and
•lower prices paid by international subscribers.
In addition, expanding internationally increases the complexity of our operations and may subject us to additional risks, including compliance with local laws relating to privacy, security, consumer protection, advertising and location tracking technologies; restrictions on cross-border data transfers; challenges in localizing our products and marketing strategies; and difficulties achieving sufficient scale in new geographies.
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
We generate indirect revenue from key partners through the sale of data insights derived from the personal data we collect from our members. This revenue represented approximately 7% of our total revenue in each of the years ended December 31, 2025, 2024 and 2023. Termination of agreements with key partners may adversely impact our future financial performance.
Our future success depends on the continuing efforts of our executive officers and other key employees and our ability to attract and retain highly skilled personnel and senior management.
We currently depend on the continued services and performance of our executive officers and other key employees. The risk that competitors or other companies may poach our talent increases as we continue to build our brands and become more well-known. The loss of key executive personnel as well as key engineering, product development, marketing, and sales personnel, could disrupt our operations and have a material adverse effect on our business. Changes in senior management, including planned leadership transitions, may create execution, continuity, or retention challenges that could adversely affect our business.
Our future success will depend upon our continued ability to identify, hire, develop, motivate and retain highly skilled individuals across the globe, with the continued contributions of our senior management being especially critical to our success. If we fail to effectively manage our hiring needs and successfully integrate our new hires, or if we fail to effectively manage remote work arrangements, our efficiency and ability to meet our forecasts and our ability to maintain our culture, employee morale, productivity and retention could suffer, and our business, financial condition, and results of operations could be materially adversely affected.
Investment in new business strategies, partnerships, and acquisitions could fail to produce the expected results, disrupt our ongoing business, present risks not originally contemplated, and materially adversely affect our business, reputation, results of operations, and financial condition.
We have invested, and in the future may invest, in new business strategies, partnerships or acquisitions. Such endeavors may involve significant risks and uncertainties, including distraction of management from current operations, the potential for greater-than-expected liabilities and expenses, economic, political, legal, and regulatory challenges associated with implementing new business strategies, operating in new regions or countries, inadequate return on capital, potential impairment of tangible and intangible assets, and significant write-offs. Investment, partnership and acquisition transactions are exposed to additional risks, including failing to obtain required regulatory approvals on a timely basis or at all, or the imposition of onerous conditions or other factors that could delay or prevent us from completing a transaction or otherwise limit our ability to fully realize the anticipated benefits of a transaction. New ventures are inherently risky and may not be successful. For example, in November 2024, we entered into a technology exclusivity and revenue sharing agreement with Hubble (the “Hubble Agreement”), under which we became the exclusive consumer application of their satellite Bluetooth technology. We intend to connect the Company’s Tile Bluetooth trackers with Hubble’s satellites to create a global location-tracking network. However, our inability to realize the anticipated benefits of our transactions with Hubble could have a material adverse effect on our growth prospects and expectations. In addition, in November 2025, we agreed to acquire Nativo, Inc. (“Nativo”) and subsequently closed on January 2, 2026. The acquisition intends to accelerate the Company’s advertising roadmap and intends to position the company to scale a full-funnel ads platform. The failure of any significant investment or business strategy, opportunity, partnership or acquisition could materially adversely affect our business, growth prospects, expectations, reputation, results of operations and financial condition. Further, our ability to realize the expected benefits of acquisitions depends on the successful integration of acquired businesses, which may be complex, costly, and disruptive to our operations. Integration challenges may divert management attention, result in the loss of key personnel or customers, and lead to unanticipated expenses or operational inefficiencies. Failure to integrate acquisitions effectively or achieve anticipated synergies could materially and adversely affect our business, financial condition, and results of operations.

Our member metrics and other estimates are subject to inherent challenges in measurement, and real or perceived inaccuracies in those metrics may negatively affect our reputation and our business.
We regularly review metrics, including MAU, Paying Circles, subscription fees paid by Paying Circles for Life360 memberships, average revenue per Paying Circle (“ARPPC”), and Tile subscriptions to evaluate growth trends, measure our performance, and make strategic decisions. There are inherent challenges in measuring how our products and services are used across large populations globally. Our member metrics require significant judgment, have not been validated by an independent third-party and may differ from estimates or similar metrics published by third parties due to differences in sources, methodologies, or the assumptions on which we rely. Our member metrics are affected by technology on certain mobile devices that automatically runs in the background of our application when another phone function is used, and this activity can cause our system to miscount the member metrics associated with such an account. Given the complexity of the systems involved and the rapidly changing nature of mobile devices and systems, we expect to continue to encounter challenges, particularly if we continue to expand in parts of the world where mobile data systems and connections are less stable. Further, similar to other internet-based platforms, certain of our metrics (and their accuracy), have in the past been and may in the future be, affected by members whose behaviors violate our applicable terms of service, including by creating duplicative or violative accounts or other illegitimate activities such as bot-generated activity, which we may not be able to detect and could result in inaccuracies in or changes to the metrics we report publicly.
Errors or inaccuracies in our metrics or data could also result in incorrect business decisions and inefficiencies. Further, if our operational metrics are not accurate representations of our business, or if investors do not perceive these metrics to be accurate, or if we discover material inaccuracies with respect to these figures, our reputation may be significantly harmed, we may be subject to legal or regulatory actions, and our business, financial condition, results of operations and prospects could be materially adversely affected.
The limited operating history of our new brands, products, and services makes it difficult to evaluate our current business and future prospects.
We seek to tailor each of our brands, products, and services to meet the preferences of specific communities of members. Building a given brand, product or service is generally an iterative process that occurs over a meaningful period of time and involves considerable resources and expenditures. Although certain of our newer brands, products and services may experience significant growth over relatively short periods of time, the historical growth rates of these brands and products and services may not be an indication of their future growth rates generally.
We have grown rapidly in recent years and have limited operating experience at our current scale of operations. If we are unable to manage our growth effectively, our brands, company culture, and financial performance may suffer and place significant demands on our operational, risk management, sales and marketing, technology, compliance, and finance and accounting resources.
Although we have experienced rapid growth and demand for our products and services since inception, we have had operating losses in the past and we may not be able to maintain profitability in the future. We have expanded our operations rapidly, including as a result of organic growth and our acquisition of Tile and Nativo, and have limited operating experience at our current size. As we have grown, we have increased our employee headcount and we expect headcount growth to continue for the foreseeable future. Further, as we grow, our business becomes increasingly complex and subject to increased demands on our operational, administrative and financial resources. To effectively manage and capitalize on our growth, we must continue to scale our technology infrastructure and systems to support new products and market expansion, expand our sales and marketing, focus on innovative product and services development and upgrade our management information systems and other processes. Our future growth will depend, among other things, on our ability to maintain an operating platform and management system sufficient to address our growth. Our continued growth could strain our existing resources, and we could experience ongoing operating difficulties in managing our business across numerous jurisdictions.
Unstable market and economic conditions may adversely affect consumer discretionary spending and demand for our products and services.
Our general business strategy may be adversely affected by any economic downturn, volatile business environment or continued unpredictable, and unstable market conditions.

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
We are affected by seasonality, which may cause fluctuations in our operating results and affect investor expectations.
Life360 has historically experienced member and subscription growth seasonality in the third quarter of each calendar year, which includes the return to school for many of our members. Hardware sales have historically experienced comparatively higher seasonal growth in the fourth quarter of each calendar year, which includes the important selling periods in November and December largely driven by holiday demand. As a result, our revenue, member growth, and operating results may fluctuate from quarter to quarter and results for any interim period are not necessarily indicative of results for the full fiscal year. An unexpected decrease in sales over those traditionally high-volume selling periods may impact our revenue, result in surplus inventory, and have a disproportionate effect on our results of operations for the entire fiscal year. Seasonality in our business can also be affected by introductions of new or enhanced products and services, including the costs associated with such introductions. Variability in quarterly results due to seasonal patterns could also contribute to volatility in the market price of our common stock and CDIs.
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
Our advertising offerings, including those developed through the acquisition of Nativo, are new and subject to various risks and uncertainties, which may adversely affect our business.
Our advertising offerings, including those developed or enhanced as a result of our acquisition of Nativo, are at an early stage, and we have limited experience and operating history in operating and scaling an advertising business. As a result, our advertising revenue may not grow as we expect or at all. Our ability to successfully integrate Nativo’s technology, personnel, and operations, and to develop, scale, and monetize advertising offerings on our platform, depends on a number of factors, including:
•our ability to attract and retain advertisers;
•fluctuations in membership, including those on ad-supported offerings, and overall member engagement with our platform;
•the volume, relevance, quality, and placement of advertisements shown to members, and members’ tolerance for advertising within our products;
•our ability to compete effectively for advertising spend against larger or more established advertising platforms;
•seasonal, cyclical, macroeconomic, and industry-specific fluctuations in advertising budgets and demand;
•the availability, accuracy, and effectiveness of measurement, analytics, attribution, and reporting solutions, whether developed internally or provided by third parties, and our ability to improve or maintain the effectiveness of such tools;

•changes in how advertising inventory is measured, priced, or transacted across mobile devices and other platforms;
•changes in third-party policies, platforms, or technologies that affect our ability to deliver, target, or measure advertising;
•regulatory, legislative, and industry developments relating to privacy, data protection, and the collection and use of data, including restrictions on ad targeting, measurement, or personalization;
•legal, regulatory, or enforcement actions relating to advertising practices, content, or measurement methodologies; and
•potential liability, reputational harm, or member dissatisfaction arising from advertisements displayed on our platform.
If we are unable to effectively manage these risks, successfully scale our advertising offerings, or align advertising with member expectations and regulatory requirements, our advertising revenue may be limited, our member experience could be negatively affected, and our business, financial condition, and results of operations could be adversely affected.
We may require additional capital to support business growth and objectives, and this capital might not be available to us on reasonable terms, if at all, and may result in stockholder dilution.
Our future capital requirements will depend on many factors, including our subscription growth rate, subscription renewal activity, the timing and the amount of cash received from subscribers, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introductions of new and enhanced product offerings, such as advertisements, the sale of aggregated, non-personally identifiable data for data insight purposes, and the continuing market adoption of our platform. We intend to continue to make investments to support our business growth and may require additional capital to fund our business and to respond to competitive challenges, including the need to promote our products and services, develop new products and services, enhance our existing products, services, and operating infrastructure, and potentially to acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. Any such additional funding may not be available on terms attractive to us, or at all. Our inability to obtain funding when needed on acceptable terms, or at all, could have an adverse effect on our business, financial condition, and results of operations. If additional funds are raised through the issuance of equity or convertible debt securities, holders of our common stock could suffer significant dilution, and any new shares we issue could have rights, preferences, and privileges superior to those of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions.

If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our results of operations could be adversely affected.
The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes appearing elsewhere in this Annual Report on Form 10-K. We base our estimates on short duration historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Significant Management Estimates.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.

Risks Related to Privacy and Cybersecurity
We are subject to stringent and evolving laws (U.S. and foreign), regulations, rules, contracts, policies and other obligations related to data privacy and security, data protection, consumer protection, advertising, location tracking, digital tracking technologies, and the protection of minors. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation (including class action or similar lawsuits); fines and penalties; changes to or disruptions of our business operations; reputational harm; loss of revenue or profits; declines in member growth or engagement; and other material adverse business consequences. In certain foreign jurisdictions, we have limited operating experience, compliance risk may be heightened.
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
In the U.S., federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). In the past few years, numerous U.S. states, including California, have enacted comprehensive privacy laws that impose certain data privacy and security obligations on covered businesses. Generally, these and similar laws obligate covered businesses to provide specific disclosures in privacy notices and afford relevant individuals with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain personal data processing activities, such as targeted advertising, profiling, automated decision-making or the sale of such information. If individuals were to exercise these rights at a significant volume or pace, such actions may impact our business and ability to provide our products and services. These laws may also allow for regulators to impose statutory fines or allow private claimants to recover damages for noncompliance. For example, the CCPA applies to personal information of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights, such as those noted below. These developments may further complicate compliance efforts and may increase legal risk and compliance costs for us and the third parties upon whom we rely.
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

Additionally, regulators are increasingly scrutinizing companies that process children’s data. We are subject to COPPA, which applies to operators of certain websites and online services directed to children under the age of 13 or with actual knowledge that they collect or maintain personal information from children under the age of 13. COPPA may be enforced by state Attorneys General or the FTC, which is empowered to impose civil penalties as well as injunctive and equitable relief for violations. COPPA requirements may be modified, interpreted, or applied in new manners that we may be unable to anticipate or prepare for appropriately. Specifically, the updated COPPA rule includes new requirements, including obtaining separate parental consent for data sharing with third parties for targeted ads and other non-integral purposes, prohibiting indefinite retention of children’s data, requiring additional policies, expanding parental notice requirements, and expanding the definition of covered information. Additional laws and regulations that apply to children’s data under certain circumstances have been adopted or proposed in recent years, including the GDPR, the UK Age-Appropriate Design Code, the CCPA and other comprehensive state privacy laws. These laws generally impose various obligations on companies that process children’s data, such as requiring certain consents to process such data, age verification requirements and extending certain rights to children and their parents with respect to that data. Some of these obligations have wide ranging applications, including for services that do not intentionally target child users (defined in some circumstances a user under the age of 18 years old). These laws are or may be subject to legal challenges and changing interpretations, which may further complicate our efforts to comply with these laws and could lead to increased compliance costs.
In the U.S., several states enacted laws regulating social media companies and platforms. These laws may be subject to legal challenges and the attendant heightened scrutiny associated with processing certain children’s data on social media platforms may lead to increased compliance costs and obligations on us, to the extent we could be considered subject to these laws.
In addition, certain U.S. state privacy laws impose heightened requirements and restrictions specifically on the collection, use, retention, and disclosure of precise geolocation data, which is a core component of our products and services. These laws may require express user consent, impose limitations on permitted processing purposes, restrict data sharing, and provide individuals with expanded rights relating to precise geolocation information. As new state privacy laws continue to be enacted and existing laws are amended, interpreted, or enforced, we may be required to modify our data practices, product features, user interfaces, internal processes, or technical controls, or to limit or discontinue certain uses of precise geolocation data. Compliance with these requirements may increase operational complexity and costs, and differing or inconsistent state requirements may further complicate our compliance efforts. If our ability to collect, use, or process precise geolocation data is materially restricted, or if we fail to comply with applicable requirements, our products and services may become less effective or attractive to members, and we could be subject to regulatory inquiries, enforcement actions, fines, litigation, or reputational harm, any of which could materially adversely affect our business, financial condition, and results of operations.

Outside the U.S., an increasing number of laws, regulations, and industry standards may govern personal data privacy and security, which could increase our compliance costs and subject us to potential fines from numerous regulatory agencies. In addition, we may be unable to transfer personal data from Europe, the UK, and other jurisdictions to the U.S. or other countries due to data localization requirements or limitations on cross-border data flows. Europe, the UK, and other jurisdictions have enacted laws limiting the transfer of personal data to other countries. In particular, the EEA and the UK restrict the transfer of personal data to the U.S. and other countries whose privacy laws they consider inadequate, unless a data transfer mechanism has been put in place or a derogation under the GDPR can be relied on. In certain cases, a transfer impact assessment (“TIA”) must also be carried out to, among other things, assess laws governing access to personal data in the recipient country and consider whether supplementary measures that provide privacy protections additional to those provided under the appropriate data transfer mechanism will need to be implemented to ensure an “essentially equivalent” level of data protection to that afforded in the EEA/UK. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the U.S. in compliance with law, these mechanisms are subject to legal challenges (which may result in their invalidation). There is no assurance that we can satisfy or rely on these measures in all circumstances to transfer personal data to the U.S. as they alone may not necessarily be sufficient as transfers must be assessed on a case-by-case basis and the requirements may change if they are challenged. If there is no lawful manner for us to transfer personal data from the EEA, the UK, or other jurisdictions to the U.S., or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Regulators in the U.S. are also increasingly scrutinizing certain personal data transfers and may impose personal data localization requirements.
Our personnel currently use generative AI technologies to perform their work for example in the context of development productivity tools and limited internal communication. The disclosure and use of personal data in generative AI technologies may be subject to various privacy laws and other obligations. Governments have passed and are likely to pass additional laws regulating generative AI, such as the EU’s Artificial Intelligence Act (the “AI Act”). The AI Act imposes regulatory requirements onto AI system providers, importers, distributors, and deployers, in accordance with the level of risk involved with the AI system (“unacceptable”, “high”, “limited”. risk). Moreover, states such as Colorado, Utah and California, have passed or are considering legislation or regulation governing the development or use of AI technologies, supplementing the existing consumer protection and other regulatory guidance that may apply to the use of AI technologies in our business, and which may impact our use of technology.
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
Further, because we accept debit and credit cards for payment of certain products and services, we are subject to the Payment Card Industry Data Security, or the PCI Standard, issued by the Payment Card Industry Security Standards Council, with respect to payment card information. The PCI DSS requires merchants to adopt certain measures to protect the security of cardholder information, such as using and maintaining firewalls, adopting proper password protections for certain devices and software, and restricting data access. Compliance with the PCI Standard and implementing related procedures, technology and information security measures requires ongoing attention and devotion of resources. Costs and potential problems and interruptions associated with the implementation and maintenance of systems and technology, such as those necessary to achieve compliance with the PCI Standard could also disrupt or reduce the efficiency of our operations. Noncompliance with PCI DSS, to the extent applicable to us, can result in penalties, litigation, damage to our reputation, and revenue losses. Generally, we rely on vendors to process payment card data and those vendors may be subject to PCI DSS. Our business may be negatively affected if our vendors are fined or suffer other consequences as a result of PCI DSS noncompliance.
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
Providers of online websites, applications and services are subject to various laws, regulations, and other requirements relating to children’s privacy and protection, which if violated, could subject us to an increased risk of litigation and regulatory actions.
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

There are also a number of legislative or regulatory proposals pending before the U.S. Congress, various state legislative bodies and foreign governments concerning child or teen safety, content regulation and data protection that could affect us if enacted in the future.
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
With respect to data or information system vulnerabilities, we may be unable now or in the future to detect all vulnerabilities or other compromises in our data or information systems because such threats and techniques change frequently, are often sophisticated in nature, and may not be detected until after a security incident has occurred. While we take steps designed to mitigate the risks associated with such known vulnerabilities, there can be no assurance that these controls and measures will always be effective and thus there remains risks associated with both known and unknown vulnerabilities. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.
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
We and our third-party providers have been and may in the future be compromised by the aforementioned or similar threats, and result in unauthorized, unlawful, or accidental processing of our information, or vulnerabilities in the products or systems upon which we rely. For example, we have previously experienced credential stuffing attacks and other security incidents, including coding issues and instances of unauthorized access to certain member data. We determined that none of these incidents were material to us. We have encountered and may in the future encounter attempts to create false or other illegitimate member accounts or to take other unauthorized actions on or through our platform and services.
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

Risks Related to Our Technology and Intellectual Property
Our success depends, in part, on the integrity of third-party systems and infrastructures, and on the continued and unimpeded access to our products and services on the internet.
We rely on third parties to maintain and support our information technology infrastructure, obtain mapping services and collect, process and analyze certain data. If an agreement with a key supplier is terminated or disrupted, Life360’s operations and financial performance could be adversely impacted. In particular, we rely on contracts with Amazon Web Services (“AWS”) for the provision of our computing, network, database, software development platforms and software infrastructure. We procure mapping services from our Channel Partners. We have designed our software and computer systems to utilize data processing, storage capabilities, and other services provided by AWS, and currently rely on such providers for the vast majority of our primary data storage and computing. If the AWS contract or contracts with other key suppliers in the future are terminated or suffer a disruption for any reason, our business, financial condition and results of operations could be materially adversely impacted.
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
We also rely on data center service providers (such as colocation providers), as well as third-party payment processors, computer systems, internet transit providers and other communications systems and service providers, in connection with the provision of our products generally, as well as to facilitate and process certain transactions with our subscribers. We have experienced infrastructure outages by our service providers, and expect to experience more outages in the future. We do not control these third-party providers, and we cannot guarantee that such third-party providers will not experience system interruptions, outages or delays, or deterioration in the performance. While we typically control and have access to the servers we operate in co-location facilities and the components of our custom-built infrastructure that are located in those co-location facilities, we control neither the operation of these facilities nor our third-party service providers. Furthermore, we have no physical access or control over the services provided by AWS. Data center leases and agreements with the providers of data center services expire at various times. The owners of these data centers and providers of these data center services may have no obligation to renew their agreements with us on commercially reasonable terms, or at all.

Problems or insolvency experienced by third-party service providers upon whom we rely, the telecommunications network providers with whom we or they contract or with the systems through which telecommunications providers allocate capacity among their customers could also materially adversely affect us. Any changes in service levels at our data centers, any third-party “cloud” computing services, or payment processors or any interruptions, outages or delays in our systems or those of our third-party providers, or deterioration in the performance of these systems, could impair our ability to provide our products or process transactions with our subscribers, which could materially adversely impact our business, financial condition, results of operations and prospects. Further, if the data centers and third-party service providers that we use are unable to keep up with our growing needs for capacity, or if we are unable to renew our agreements with data centers, and service providers on commercially reasonable terms, we may be required to transfer servers or content to new data centers or engage new service providers, and we may incur significant costs, and possible service interruption in connection with doing so. Additionally, if we need to migrate our business to different third-party data center service providers or payment aggregators as a result of any such problems or insolvency, it could delay our ability to process transactions with our subscribers. Any changes in third-party service levels at data centers or any real or perceived errors, defects, disruptions, or other performance problems with our platform could harm our reputation and may result in damage to, or loss or compromise of, our members’ content. See “Item 1A. Risk Factors — If our information technology systems or data, or those of third parties upon which we rely, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation (including class action or similar lawsuits); fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse consequences.”
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
Our success depends, in part, on the integrity of our information technology systems and infrastructures, as well as those of third parties on which we rely, and on our ability to enhance, expand, and adapt these systems and infrastructures in a timely and cost-effective manner. Any compromise, disruption, or failure of these systems could result in material adverse consequences, including operational disruptions, loss of data, regulatory investigations, reputational harm, and financial loss.
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
We may fail to adequately obtain, protect, and maintain our intellectual property rights or prevent third parties from making unauthorized use of such rights.
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
We have received patents and have filed patent applications with respect to certain aspects of our technology; however, there can be no assurances that the steps taken by us would be adequate to exclude or prevent our competitors from implementing technology, methods, and processes similar to our own. We cannot be certain that our pending patent applications will result in issued patents or that any of our issued patents will afford protection against a competitor or provide a competitive advantage. The issuance of a patent involves complex legal and factual questions, and the breadth of claims allowed is uncertain. As a result, we cannot be certain that the patent applications that we file will result in patents being issued, or that our patents and any patents that may be issued to us in the future will afford protection against competitors with similar technology. In addition, patent applications filed in foreign countries are subject to laws, rules and procedures that differ from those of the U.S., and thus we cannot be certain that foreign patent applications, whether or not related to issued U.S. patents, will be issued in other regions. Furthermore, even if these patent applications are accepted and the associated patents issued, some foreign countries provide significantly less effective patent enforcement than in the U.S. Further, we may not timely or successfully apply for a patent to secure rights in our intellectual property.
In addition, the increasing use of AI and machine learning technologies presents additional challenges to the protection and enforcement of intellectual property rights. The legal framework governing ownership, protectability, and enforceability of intellectual property created or assisted by AI is evolving and remains uncertain. The use or adoption of such technologies may increase our exposure to claims that our products, services, or technologies infringe the intellectual property rights of third parties, or that our own intellectual property rights are limited or unenforceable. If we are unable to adequately protect or enforce intellectual property rights related to AI-enabled technologies, or if we are subject to increased intellectual property claims arising from the use of such technologies, our competitive position, business, financial condition, and results of operations could be adversely affected.

Various courts, including the United States Supreme Court, have rendered decisions that affect the scope of patentability of certain inventions or discoveries relating to software. These decisions state, among other things, that a patent claim that recites an abstract idea, natural phenomenon or law of nature are not themselves patentable. Precisely what constitutes a law of nature or abstract idea is uncertain, and it is possible that certain aspects of our technology could be considered abstract ideas. Accordingly, the evolving case law in the U.S. may adversely affect our ability to obtain patents and may facilitate third-party challenges to any owned or licensed patents.
In addition, patents issued to us may be infringed upon or designed around by others and others may obtain patents that we need to license or design around, either of which would increase costs and may adversely affect our business, financial condition and results of operations. The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability. Litigation or proceedings before the U.S. Patent and Trademark Office (“USPTO”) or other governmental authorities and administrative bodies in the U.S. and abroad may be necessary in the future to enforce our intellectual property rights and to determine the validity and scope of our rights and the proprietary rights of others. Some of our patents or patent applications (including licensed patents) may be challenged at a future point in time in opposition, derivation, reexamination, inter partes review, post-grant review or interference. Any successful third-party challenge to our patents in this or any other proceeding could result in the unenforceability or invalidity of such patents, which may lead to increased competition to our business, which could harm our business, financial condition and results of operations. In addition, in patent litigation in the U.S., defendant counterclaims alleging invalidity or unenforceability are commonplace. The outcome following legal assertions of invalidity and unenforceability during patent litigation is unpredictable. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on certain aspects of our platform technologies. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop or commercialize current or future products. We expect to continue to expand internationally and, in some foreign countries, the mechanisms to establish and enforce intellectual property rights may be inadequate to protect our technology, which could harm our business, financial condition and results of operations.
We also rely upon trade secret laws to protect intellectual property that may not be patentable, or for which we believe patent protection is too expensive or otherwise undesirable. While it is our policy to enter into confidentiality agreements with employees and third parties to protect our proprietary expertise and other trade secrets, we cannot guarantee that we have entered into such agreements with each party that has developed intellectual property on or behalf, or that has or may have had access to our proprietary information or trade secrets. Even if entered into, these agreements may otherwise fail to effectively prevent disclosure of proprietary information, may be limited as to their term and may not provide an adequate remedy in the event of unauthorized disclosure or use of proprietary information. Monitoring unauthorized uses and disclosures is difficult, and we do not know whether the steps we have taken to protect our proprietary technologies will be effective. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret can be difficult, expensive and time-consuming, and the outcome is unpredictable. Some courts inside and outside the U.S. may be less willing or unwilling to protect trade secrets. In addition, technology that we protect as a trade secret may still be independently developed by others, and trade secret laws do not protect against the use and disclosure of such independently developed technologies. If any of our confidential or proprietary information, such as our trade secrets, was to be disclosed or misappropriated, or if any such information was independently developed by a competitor, our competitive position would be materially adversely harmed.
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
Our commercial success depends in part on avoiding infringement, misappropriation or other violations of the intellectual property rights of third parties. From time to time, however, we have received and may in the future receive claims from third parties which allege that we have infringed upon their intellectual property rights, and we may not prevail in these disputes. If patents later issue on these applications, we may be found liable for subsequent infringement. Companies in the internet and technology industries are subject to frequent litigation based on allegations of infringement, misappropriation or other violations of intellectual property rights. Many companies in these industries, including many of our competitors, have substantially larger intellectual property portfolios than we do, which could make us a target for litigation as we may not be able to assert counterclaims against parties that sue us for infringement, misappropriation or other violations of patent or other intellectual property rights. Furthermore, various “non-practicing entities” that own patents and other intellectual property rights often attempt to assert claims in order to extract value from technology companies and, given that these non-practicing entities typically have no relevant product revenue, our own issued or pending patents and other intellectual property rights may provide little or no deterrence to their bringing infringement claims against us. Further, from time to time we may introduce new products, product features and services, including in areas where we currently do not have an offering, which could increase our exposure to patent and other intellectual property claims from competitors and non-practicing entities. In addition, some of our agreements with third-party partners require us to indemnify them for certain intellectual property claims against them, which could require us to incur considerable costs in defending such claims and may require us to pay significant damages in the event of an adverse ruling. Such third-party partners may also discontinue their relationships with us as a result of injunctions or otherwise, which could result in loss of revenue and adversely impact our business, financial condition, and results of operations.
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
Risks Related to Legal Matters and Our Regulatory Environment
Changes in laws regulating subscription and auto-payment renewals may be unfavorable, which could have a material adverse effect on our business, reputation, financial condition, and results of operations.
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
Our business is subject to complex and evolving U.S. and international laws and regulations. Many of these laws and regulations are subject to change and uncertain interpretation, and failure to comply with such laws and regulations could result in claims, changes to our business practices, monetary penalties, increased cost of operations, reputational damage, or declines in member growth or engagement, or otherwise harm our business, financial condition, and results of operations.
We are subject to a variety of laws and regulations in the U.S. and abroad that involve matters that are important to or may otherwise impact our business, including, among others, broadband internet access, online commerce, advertising, data privacy, data security, intermediary liability, protection of minors, consumer protection, accessibility, taxation and securities law compliance. The introduction of new products, expansion of our activities in certain jurisdictions, or other actions that we may take may subject us to additional laws, regulations or other government scrutiny. In addition, foreign laws and regulations can impose different obligations or be more restrictive than those in the U.S.
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
The adoption of any laws or regulations that adversely affect the popularity or growth in use of the internet or our services, including laws or regulations that undermine open and neutrally administered internet access, could decrease member demand for our service offerings and increase our cost of doing business. To the extent internet service providers engage in any blocking, throttling or “paid prioritization” of content or similar actions as a result of an FCC order and the adoption of similar laws or regulations, our business, financial condition and results of operations could be materially adversely affected.
We rely on a variety of statutory and common-law frameworks and defenses relevant to the content available on the Life360 Platform, including the Digital Millennium Copyright Act, the Communications Decency Act (“CDA”) and the fair-use doctrine in the U.S., and the Electronic Commerce Directive in the European Union. However, each of these statutes is subject to uncertain or evolving judicial interpretation and regulatory and legislative amendments. There have been various federal and state legislative efforts to restrict the scope of the protections available to online platforms under the CDA, in particular with regards to Section 230 of the CDA, and current protections from liability for third-party content in the U.S. could decrease or change. We could incur significant costs investigating and defending such claims and, if we are found liable, significant damages.
The European Union is also focused on the regulation of digital services and online platforms. The DSA came into force in 2022, with the majority of the substantive provisions taking effect in 2024. The DSA could create potential liability for us for illegal services and products or content on our platform and imposes obligations around traceability of business users and enhanced transparency measures (including in relation to any recommender systems (including the main parameters used by such systems and any available options for recipients to modify or influence them)). In addition to the general DSA obligations, we may be subject to obligations if we are considered a hosting service, such as implementing a notice and takedown procedure for allegedly illegal content, and reporting to national law enforcement or judicial authorities of relevant EU Member States of information that gives rise to suspicions of criminal offenses involving a threat to the life or safety of persons. Further, the DSA contains more stringent requirements for hosting providers that qualify as “online platform” such as the requirement that user interfaces may not deceive or manipulate users. The DSA may increase our compliance costs, require changes to our user interfaces, processes, operations, and business practices which may adversely affect our ability to attract, retain and provide our services to members, and may otherwise adversely affect our business, operations and financial condition, and increase our overall regulatory and civil liability. In addition, the UK enacted the Online Safety Act in 2025, which imposes new obligations and potential liabilities for online platforms with respect to certain types of harmful content. Other European jurisdictions have also proposed or intend to pass similar laws. While the scope and timing of these proposals are currently uncertain, if the rules, doctrines or currently available defenses change, if international jurisdictions refuse to apply similar protections that are currently available in the U.S., UK, or the European Union or if a court were to disagree with our application of those rules to our service, we could be required to expend significant resources to try to comply with the new rules or incur liability, and our business, financial condition and results of operations could be harmed.
We may fail to comply with laws regulating subscriptions and auto-payment renewals, which could have a material adverse effect on our business, reputation, financial condition, and results of operations.
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

Adverse litigation judgments or settlements resulting from legal proceedings in which we may be involved could have a material adverse effect on our business, financial condition, and results of operations.
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
In general, under Section 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended, or (the “Code”), a corporation that undergoes an ‘‘ownership change’’ is subject to limitations on its ability to utilize its pre-change net operating losses, or (“NOLs”), and other pre-change tax attributes, such as research tax credits, to offset future taxable income. A Section 382 ‘‘ownership change’’ generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. As of December 31, 2025, we have approximately $339.9 million and $135.4 million of federal and state net operating loss carryforwards, respectively, available to offset future taxable income which, if not utilized, will begin to expire in varying amounts in 2027. The Company performed a Section 382 analysis through December 31, 2025 and does not expect any previous ownership changes to result in a limitation that will materially reduce the total amount of net operating loss carryforwards and credits that can be utilized. However, future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code, limiting our ability to utilize NOLs and other tax attributes arising prior to such ownership change in the future.
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

Tax authorities are increasingly scrutinizing the tax positions of companies. Many countries in the European Union, as well as a number of other countries and organizations, such as the Organization for Economic Cooperation and Development (“OECD”) and the European Commission, are actively considering changes to existing tax laws that, if enacted, could increase our tax obligations in countries where we do business. These proposals include changes to the existing framework to calculate income tax, as well as proposals to change or impose new types of non-income taxes, including taxes based on a percentage of revenue. For example, several countries in the European Union have proposed or enacted taxes applicable to digital services, which includes business activities on social media platforms and online marketplaces, and would likely apply to our business. The interpretation and implementation of the various digital services taxes (especially if there is inconsistency in the application of these taxes across tax jurisdictions) could have a materially adverse impact on our business, financial condition, results of operations and cash flows. Further, more than 140 countries agreed to enact the Pillar II global minimum tax. While the OECD issued a framework model, each country will enact its own laws to incorporate Pillar II. While Pillar II is a global model, the country by country enactment of different laws to incorporate the framework is complex and there is uncertainty as to how the enactment of these laws will impact us. These changes could increase our total tax burden in the future. Moreover, the U.S. government has in the past, and may in the future enact changes to the taxation of business entities such as the United States Inflation Reduction Act which, among other changes, introduced a 15% corporate minimum tax on certain U.S. corporations and a 1% excise tax on certain stock redemptions by certain publicly traded corporations.
More recently, in July 2025, the U.S. enacted the One Big Beautiful Bill Act (“OBBBA”), which made significant changes to the Code. Among other provisions, the OBBBA restored the immediate deductibility of domestic research and experimental (“R&E”) expenditures for tax years beginning after December 31, 2024, while retaining the requirement to capitalize and amortize foreign R&E expenditures. The OBBBA also introduced other complex tax provisions, including changes to provisions relating to income from non-U.S. subsidiaries. Although the full impact of the OBBBA will depend on future regulatory guidance and implementation, these changes may materially affect our effective tax rate, deferred tax balances, and cash taxes.
We continue to evaluate the impacts of these and other recent tax law changes on our business. Changes in or interpretations under the OBBBA or other existing or future tax legislation may increase our tax liabilities or compliance costs. Furthermore, future guidance from the IRS and other tax authorities, or judicial decisions interpreting these laws, could materially impact our provision for income taxes. Additionally, if the U.S. or other foreign tax authorities change applicable tax laws or practices, our overall tax liability could increase, and our business, financial condition and results of operations may be adversely impacted.
Actions by governments to restrict access to Life360 in their countries, or that otherwise impair our ability to sell advertising in their countries, could substantially harm our business, financial condition, and results of operations.
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

If additional tariffs on Chinese-origin goods are imposed, related countermeasures are taken by the PRC, additional tariffs are imposed on goods manufactured in Malaysia or other jurisdictions in which we operate, or we experience supply chain transformation setbacks, it could have an adverse impact on our business, financial condition, and results of operations.
Life360 and Tile’s products are currently manufactured in Malaysia and the PRC, making the pricing and availability of our products susceptible to international trade risks. International trade regulations remain volatile and as a result, our products manufactured in Malaysia, the PRC or any other country could be subject to increased tariffs, which may increase our costs. Although recent court rulings have invalidated certain previously imposed tariffs, the ultimate scope, timing, and implementation of any changes, including the process for potential refunds of prior payments, remain uncertain and could result in continued volatility or additional governmental action. An increase in tariffs on our products manufactured in Malaysia, the PRC or any other country could have a negative impact on our revenue, gross margins, financial condition and results of operations.
We are subject to governmental export and import controls and economic sanction laws that could subject us to liability and impair our ability to compete in international markets.
The U.S. and various foreign governments have imposed controls, export license requirements, prohibitions and restrictions on the import, export, reexport and other transfers of certain goods, software, services, and technologies. Compliance with applicable regulatory requirements regarding the export or other transfer of our products and services and other items may create delays in the introduction of our products and services in international markets, prevent our international members from accessing our products and services, and, in some cases, prevent the supply of our products and services to some countries altogether.
Furthermore, U.S. export control laws and economic sanctions prohibit the provision of products and services to countries, regions, governments, organizations and persons targeted by U.S. sanctions. Even though we take precautions to prevent our products from being provided to targets of U.S. sanctions, our products and services, including our firmware updates, could be provided to those targets. Any such unauthorized provision could have negative consequences, including government investigations, penalties, or reputational harm. Our failure to obtain required import, export or other transfer approval for our products could harm our international and domestic sales and adversely affect our revenue.
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
Our common stock is currently listed on Nasdaq and our CDIs are currently listed on the ASX. Trading in our common stock and CDIs therefore takes place in different currencies (U.S. dollars on the Nasdaq and Australian dollars on the ASX), and at different times (resulting from different time zones, different trading days and different public holidays in the U.S. and Australia). The trading prices of our common stock and our CDIs on two markets may differ as a result of these, or other, factors. Any decrease in the price of our common stock or CDIs on either market could cause a decrease in the trading prices of our CDIs or our common stock on the other market. In addition, investors may seek to profit by exploiting the difference, if any, between the price of our common stock on Nasdaq and the price of our CDIs on the ASX. Such arbitrage activities could cause our stock price in the market with the higher value to decrease to the price set by the market with the lower value and could also lead to significant volatility in the price of our common stock or CDIs.
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
Future sales of a substantial number of shares of our common stock in the public market, or the perception that a sale might occur, could depress the market price of our common stock, and could impair our ability to raise capital through the sale of additional equity securities. For example, many of our existing equity holders have substantial unrecognized gains on the value of the equity they hold based upon the price of our common stock subsequent to our initial public offering in the U.S. (our “U.S. IPO”), and therefore, may take steps to sell their shares or otherwise secure the unrecognized gains on those shares. We are unable to predict the timing of or the effect that such sales may have on the prevailing market price of our common stock.
As of December 31, 2025, up to 8,402,396 shares of our common stock may be issued upon exercise of outstanding stock options or vesting and settlement of outstanding RSUs, and up to 15,118,992 shares of our common stock are available for future issuance under our 2011 Equity Incentive Plan, and will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, exercise limitations, the lock-up agreements and market stand-off provisions. We have registered all of the shares of our common stock issuable upon exercise of outstanding options or other equity incentive awards we may grant in the future for public resale under the Securities Act. If these additional shares of our common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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
In connection with the preparation and audit of our financial statements as of and for the fiscal year ended December 31, 2022, our management identified a material weakness in our internal control over financial reporting related to management’s risk assessment process over information technology general controls (“ITGCs”), including certain controls over logical access, segregation of duties and change management, and certain process level controls including information used in the execution of those controls that impacted our financial reporting processes. During 2023, we identified and implemented remedial measures to address the control deficiencies that led to the material weakness and determined our internal controls over financial reporting were effective as of December 31, 2023.
Our Certificate of Incorporation provides, subject to certain exceptions, that the Court of Chancery of the State of Delaware is the exclusive forum for certain stockholder litigation matters and the U.S. federal district courts are the exclusive forum for actions arising under the Securities Act, which could limit our stockholders’ ability to bring a claim in a judicial forum that they find more favorable for disputes with us or our directors, officers, employees, or stockholders.
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
Risks Related to Our Indebtedness
Our indebtedness and liabilities could adversely affect our financial condition and results of operations and limit the cash flow available for our operations, which may impair our ability to satisfy our obligations under our 0.00% Convertible Senior Notes due 2030 (the “June 2025 Convertible Notes”).
As of December 31, 2025, we had outstanding indebtedness with a principal amount of $320.0 million, and we may incur additional indebtedness. Our indebtedness may reduce our financial flexibility, limit our ability to obtain additional financing, increase our vulnerability to adverse economic and industry conditions, and require us to use cash resources to satisfy repayment or conversion obligations. In addition, conversion of the June 2025 Convertible Notes may result in dilution to existing stockholders.
Before March 1, 2030, holders of our June 2025 Convertible Notes will have the right to convert their June 2025 Convertible Notes only upon the occurrence of certain events. From and after March 1, 2030, noteholders may convert their June 2025 Convertible Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. However, many of the conditions that permit the conversion of the June 2025 Convertible Notes before March 1, 2030 are beyond our control. Upon conversion, we may be required to settle all or a portion of the conversion value in cash, which could require us to use significant liquidity.
If we do not have sufficient cash at maturity or upon conversion, we may need to refinance the notes or raise additional capital, which may not be available on acceptable terms or at all. In addition, a failure to satisfy our obligations under the notes or any future indebtedness could result in default and acceleration of repayment.
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

General Risk Factors
Severe weather, natural disasters, global pandemics, acts of war or terrorism, theft, civil unrest, government expropriation or other external events could have significant effects on our business.
Severe weather and natural disasters, including hurricanes, tornados, earthquakes, fires, droughts and floods, acts of war or terrorism, epidemics and global pandemics, theft, civil unrest, government expropriation, condemnation or other external events in the markets where our apps are available for download or where our customers live could have a significant effect on our ability to conduct business. Such events could affect the stability of our deposit base, cause significant property damage, impair employee productivity, result in loss of revenue and/or cause us to incur additional expenses. For example, the conflict in Ukraine delayed certain projects due to temporarily reduced engineering capacity while we redeployed local teams. The occurrence of any such event could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.

Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
Risk Management and Strategy
We take a layered approach to cybersecurity and leverage multiple levels of controls designed to mitigate and minimize cybersecurity risks and protect the confidentiality, integrity, and availability of our critical systems and information. We have established and implemented policies and processes designed to assess, identify, and manage risks from cybersecurity threats, including those related to our products and SaaS security, and have integrated these activities into our operating model and enterprise risk management processes. We monitor for, and assess, material risks from cybersecurity threats such as unauthorized occurrences or events on or conducted through our information systems that may result in adverse effects to the confidentiality, integrity, or availability of our information systems or information, including personal information, proprietary information, and intellectual property.
Identification and Assessment
To identify and assess risk, we maintain a cybersecurity risk register that is reviewed regularly and updated as appropriate. These risk assessments include identification of reasonably foreseeable internal and external risks, consideration of our use of third-party service providers and vendors, the likelihood and potential damages that could result from such risks (to the extent known), and the potential sufficiency of existing mitigating policies, procedures, systems, and safeguards. Risk is scored based on the potential impact to the business (inherent risk) and re-scored based on mitigations in place (residual risk). Following this assessment, we determine opportunities to further mitigate identified risks, including potential changes to controls and processes.
Risk Mitigation
We implement and maintain various technical, physical, and organizational measures, processes, standards, and policies designed to manage and mitigate material risks from cybersecurity threats, including those related to our products and SaaS security. These measures include monitoring our information systems, networks, and devices for potential threats, managing vulnerabilities, and updating systems and tools to address identified risks or emerging threat vectors. Changes to material systems are governed by our change management processes, and we evaluate certain systems for potential vulnerabilities on a periodic basis. We also maintain processes designed to control access to material systems, which are reviewed and updated as appropriate. We also use third-party service providers, some of which incorporate machine-learning or AI capabilities, to assist in detecting anomalous activity and identifying potential cybersecurity threats.
As part of our product development and operational practices, we incorporate security reviews intended to identify and mitigate potential risks in our products and services. These reviews may include penetration testing, secure development practices, and the use of automated tools to help identify potential vulnerabilities.
Vendor Management
In providing our products and services, we use third-party vendors and applications extensively. We onboard material vendors through a vendor review process, which includes a security assessment, and evaluate certifications and testing as relevant. Vendors are reviewed periodically to assess compliance and related cybersecurity risk.

Additional Information
For additional information regarding whether any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect our company, including our business strategy, results of operations, or financial condition, please refer to “Item 1A. Risk Factors” in this annual report on Form 10-K. To date, we have not identified cybersecurity incidents that have materially affected our business strategy, results of operations, or financial condition. However, cybersecurity threats continue to evolve and future incidents could be material. Threat actors are also increasingly leveraging AI to enhance phishing, social engineering, and attack automation.
Governance
Responsibilities of the Board of Directors
Our Board provides oversight of our risk management process, including risks from cybersecurity threats. Our Board is responsible for monitoring and assessing strategic risk exposure and the mitigation and remediation of cybersecurity incidents, and our executive officers (including our Chief Executive Officer and Chief Financial Officer) are responsible for the day-to-day management of the material risks we face, including cybersecurity risks. Our Board administers its cybersecurity risk oversight function as a whole, as well as through the Audit Committee (“AC”). Our corporate information security team informs the Board and AC of certain cybersecurity risks and threats during quarterly meetings and provides materials shared in connection with such meetings, as well as ad hoc updates when there are material developments or changes that may impact cybersecurity risk to the company. Refer to “Item 10. Directors, Executive Officers and Corporate Governance” section of this Annual Report for additional information regarding the AC and other committees of the Board as well as the AC charter.
Responsibilities of Management
Our corporate information security team, reporting to our Chief Technology Officer, is primarily responsible for assessing and managing material risks from cybersecurity threats, defining and overseeing our corporate security program, reviewing technical designs and vendors for security risks, and managing our security tools and infrastructure. The team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include threat intelligence and other information obtained from governmental, public, or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the information technology systems environment, including those described in “Item 1C. Cybersecurity — Risk Management and Strategy.”
Our corporate information security team provides frequent briefings to management regarding the Company’s cyber security risks and risk-mitigation efforts, which may include recent incidents and related responses, newly identified risks, changes to the security program, and activities of third parties and vendors, as appropriate. Management provides cybersecurity updates to executive management and the Board through meetings and materials shared in connection with those meetings, as well as ad hoc updates when there are material developments or changes.
Incident Response Procedures
We maintain cybersecurity incident response procedures designed to identify, assess, escalate, and remediate cybersecurity incidents. These procedures include processes for evaluating the nature and potential impact of an incident, determining whether disclosure or regulatory reporting is required, and coordinating response efforts across relevant internal teams and external specialists, as appropriate. Significant cybersecurity incidents are reported to senior management and, when appropriate, to the Board of Directors or the AC.
Item 2. Properties.
We are a Delaware corporation with a globally distributed workforce. Since 2020, we have operated as a remote-first company and intend to continue doing so indefinitely. While our employees primarily work remotely, all have the option to work from our San Mateo, California office, or at other flexible workspaces. All of our facilities are leased. We believe our facilities are adequate for our needs and that suitable additional or alternative space will be available to support our operations, if needed.

Item 3. Legal Proceedings.
From time to time, we may be and have been involved in legal proceedings, claims, and government investigations in the ordinary course of business. We have received, and may in the future continue to receive, inquiries from regulators regarding our compliance with law and regulations, including those related to data protection and consumer rights, and due to the nature of our business and the rapidly evolving landscape of laws relating to data privacy, cybersecurity, consumer protection, and data use, we expect to continue to be the subject of regulatory investigations and inquiries in the future. We have received, and may in the future continue to receive, claims from third parties relating to information or content that is published or made available on our platform, among other types of claims including those relating to, among other things, regulatory matters, commercial matters, intellectual property, competition, tax, employment, pricing, discrimination, and consumer rights. Future litigation may be necessary to defend ourselves, our partners, and our customers by determining the scope, enforceability, and validity of these claims. The results of any current or future regulatory inquiry or litigation cannot be predicted with certainty, and regardless of the outcome, such investigations and litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, the potential for enforcement orders or settlements to impose operational restrictions or obligations on our business practices, and other factors.
The information set forth under Note 10, "Commitments and Contingencies" in the notes to the consolidated financial statements under the caption “Litigation and Arbitration” is incorporated herein by reference.
Item 4. Mine Safety Disclosures.
None.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our CDIs began trading on the Australian Securities Exchange under the symbol “360” on May 10, 2019. On June 6, 2024, our common stock began trading on The Nasdaq Stock Market under the symbol “LIF.”
Holders of Record
As of February 24, 2026, there were approximately 225 stockholders of record. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
Dividend Policy
We have never paid or declared any cash dividends on our common stock or CDIs in the past, and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain all available funds and any future earnings to fund the development and expansion of our business. Subject to such restrictions, any future determination to pay dividends or other distributions from our reserves will be at the discretion of our Board of Directors and will depend upon a number of factors, including our results of operations, financial condition, future prospects, contractual restrictions, restrictions imposed by applicable law and other factors our Board of Directors deems relevant.

Performance Graph
The following performance graph shows a comparison of the change in the cumulative total return for our common stock, the S&P 500 Index, and the ASX 200 Index. The graph assumes $100 was invested (with reinvestment of all dividends, as applicable) at the close of market on December 31, 2020. The value of our common stock prior to our June 2024 U.S. IPO is based on the closing price per share of our common stock on the ASX and the daily exchange rate as reported by Tullett Prebon for conversion of Australian dollars into U.S. dollars. The value of our common stock subsequent to our June 2024 U.S. IPO is based on the closing price per share of our common stock as reported by Nasdaq Stock Market LLC. All values and are presented in USD. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our common stock.
Recent Sales of Unregistered Equity Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. In addition to historical financial information, the following discussion contains forward-looking statements based upon current plans, expectations, and beliefs that involve risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements as a result of a variety of factors, including but not limited to those discussed in “Item 1A. Risk Factors” and “Forward-Looking Statements” in this Annual Report on Form 10-K.
A discussion of our financial condition and results of operations for the year ended December 31, 2025 compared to the year ended December 31, 2024 is presented below. A discussion of our financial condition and results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023 is included under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within our Form 10-K filed with the SEC on February 27, 2025.

Overview
Life360 is a leading technology platform used to locate the people, pets, and things that matter most to families. Life360 is creating a new category at the intersection of family, technology, and safety to help keep families connected and safe. Our core offering, the Life360 mobile application, includes features that range from communications to driving safety and location sharing. The Life360 mobile application operates under a “freemium” model where its core offering is available to members at no charge, with three membership subscription options that are available but not required. We also generate revenue through hardware subscription services and the sale of hardware tracking devices. By offering devices and integrated software to members, we have expanded our addressable market to provide members of all ages with a vertically integrated, cross-platform solution of scale. We also generate other revenue from partnerships, including through the placement of ads within our platform, and the sale of aggregated, non-personally identifiable data for data insight purposes.
For the years ended December 31, 2025 and 2024, we generated:
•Total revenues of $489.5 million and $371.5 million, respectively, representing year-over-year growth of 32%;
•Subscription revenues of $369.3 million and $277.8 million, respectively, representing year-over-year growth of 33%;
•Hardware revenues of $51.8 million and $57.6 million, respectively, representing year-over-year decline of 10%;
•Other revenues of $68.4 million and $36.0 million, respectively, representing year-over-year growth of 90%;
•Gross profit of $380.8 million and $279.2 million, respectively, representing year-over-year growth of 36%;
•Net income of $150.8 million and net loss of $4.6 million, respectively; and
•Operating cash flows of $88.6 million and $32.6 million, respectively.
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
Ability to Retain Trusted Brand. We strongly believe in our vision to become the indispensable safety membership for families, with a suite of safety services that span every life stage of the family. Our business model and future success are dependent on the value and reputation of the Life360 and Tile by Life360, Inc. (“Tile”) brands. Our brand is trusted by approximately 96 million members as of December 31, 2025, and because we know the value of trust is immeasurable, we will continue to work tirelessly to provide useful, reliable, trustworthy, and innovative products and services.
Attract, Retain, and Convert Members. Our business model is based on attracting new members to our platform, converting free members to subscribers, and retaining and expanding subscriptions over time. Our continued success depends in part on our ability to offer compelling new products and features to our members, and to continue providing a quality user experience to convert and retain paying subscribers. We will also seek to increase brand awareness and customer adoption of our platform through various programs and digital and broad-scale advertising.
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
Ability to Attract New and Repeat Purchasers of Our Hardware Tracking Devices. Attracting new and repeat purchasers depends on our ability to design and release compelling smart trackers and market them effectively. Additionally we face increasing competition from better funded global companies. We pioneered the finding category and we continue to invest in the development of hardware products, assessing new and existing technologies with a priority on providing a great member finding experience.

Growth in Average Revenue Per Paying Circle. Our business model is dependent upon our ability to grow and maintain a large member base, including growing the number of Paying Circles. We have a sophisticated understanding of our members, and as a result, the services we provide are core to families and hard to switch. We continue to develop new monetization features leveraging our core technologies to offer additional services, expand into more stages of families and enter new verticals to increase adoption. Many factors will affect the Average Revenue per Paying Circle (“ARPPC”) including the number of Paying Circles, mix of monetization offerings on our platform, as well as demographic shifts and geographic differences across these variables.
Expanding the Offerings on Our Platform. We are continually evaluating new product offerings that are aligned with our core competencies and the needs of families across the life stage continuum. For example, our acquisition of Tile gave our members the ability to seamlessly leverage Bluetooth wireless technology enabled smart trackers, which can equip nearly any item—such as wallets, keys or remotes—with location-based finding technology. In addition, the launch of our Life360 Pet GPS trackers in October 2025 enables families to seamlessly monitor the location of pets directly within the Life360 mobile application. We will continue to invest in and launch products where we see opportunities to grow our platform.
Attracting and Retaining Talent. We compete for talent in the technology industry. Our business relies on the ability to attract and retain talent, including engineers, data scientists, designers and software developers. As of December 31, 2025, we had approximately 547 full-time employees and approximately 95 contractors. Our core values are aimed at simplifying safety for families and we believe there are people who want to work at a values-driven company like Life360. We believe that our ability to recruit talent is aided by our reputation.
Seasonality. We experience seasonality in our member growth, engagement, Paying Circles growth, and monetization on our platform. Life360 has historically experienced member and subscription growth in the U.S. in the third quarter of each calendar year, driven by the back to school period for many of our members. Hardware sales have historically experienced comparatively higher seasonal growth in the fourth quarter of each calendar year, which includes the important selling periods in November and December largely driven by holiday demand. As the majority of revenue is generated within the U.S., our seasonality primarily relates to U.S. events. Accordingly, an unexpected decrease in sales over those traditionally high-volume selling periods may impact our revenue, result in surplus inventory, and could have a disproportionate effect on our operating results for the entire fiscal year. Seasonality in our business can also be affected by introductions of new or enhanced products and services, including the costs associated with such introductions.
International Expansion. We believe our global opportunity is significant, and to address this opportunity, we intend to continue to invest in sales and marketing efforts, infrastructure, and personnel to support our international expansion. Our growth will depend in part on the adoption and sales of our products and services in international markets.
Growth and Monetization of Advertising Offerings. Advertising represents an additional revenue opportunity for our business, and our ability to grow and effectively monetize our advertising offerings will impact our operating results. Our success in this area will depend on our ability to successfully integrate acquired technology, operations, and personnel, scale advertiser demand, maintain advertiser relationships, and balance monetization opportunities with a positive member experience. Advertising revenue may also be affected by macroeconomic conditions, changes in advertiser spending, competition, and evolving privacy and data protection regulations.

Key Components of Our Results of Operations
The following discussion describes certain line items in our consolidated statements of operations and comprehensive income (loss).
Revenue
The Company generates revenue from direct and indirect streams. Direct revenue includes subscription and hardware revenue, while indirect revenue consists of all other revenue sources, such as data and partnership, which includes advertising.
Subscription Revenue
We generate revenue primarily from sales of subscriptions on our platform, including Life360 and Tile. Revenue is recognized ratably over the related contractual term generally beginning on the date that our platform is made available to a customer. Our subscription agreements typically have monthly or annual contractual terms. Our agreements are generally non-cancellable during the contract term. We typically bill in advance for monthly and annual contracts. Amounts that have been billed are initially recorded as deferred revenue until the revenue is recognized.
Hardware Revenue
We generate our hardware revenue from the sale of hardware tracking devices and related accessories. For hardware and accessories, revenue is recognized at the time products are delivered. We sell hardware tracking devices and accessories through a number of channels including our website, brick and mortar retail, and online retail.
Other Revenue
Other revenue consists of data and partnership revenue, which includes advertising revenue. We generate data revenue primarily through an arrangement with a key data partner that provides location-based analytics to customers in the retail and real estate sectors, municipalities, and other private and public organizations. The agreement permits commercialization of certain aggregated and de-identified data and provides for fixed and variable monthly revenue amounts. We generate partnership revenue through agreements with third parties which grant them access to anonymized data insights or advertising on the Company’s mobile platform, and through the recognition of revenue related to a warrant to purchase common stock of a related party (“Related Party Warrant”).
Cost of Revenue and Gross Margin
Cost of Subscription Revenue
Cost of subscription revenue primarily consists of expenses related to hosting our services and providing support to our free and paying subscribers. These expenses include personnel-related costs associated with our cloud-based infrastructure and our customer support organization, third-party hosting fees, software and maintenance costs, outside services associated with the delivery of our subscription services, amortization of acquired intangibles and allocated overhead, such as facilities, including rent, utilities, depreciation on equipment shared by all departments, credit card and transaction processing fees, and shared information technology costs. Personnel-related expenses include salaries, bonuses, benefits, and stock-based compensation for operations personnel.
We plan to continue increasing the capacity and enhancing the capability and reliability of our infrastructure to support member growth and increased use of our platform. We expect that cost of revenue will increase in absolute dollars in future periods.
Cost of Hardware Revenue
Cost of hardware revenue consists of product costs, including hardware production, contract manufacturers for production, shipping and handling, packaging, fulfillment, personnel-related expenses, manufacturing and equipment depreciation, warehousing, tariff costs, customer support costs, credit card and transaction processing fees, warranty replacement, write-downs of excess and obsolete inventory, allocated overhead, such as facilities, including rent and utilities, and shared information technology costs. Personnel-related expenses include salaries, bonuses, benefits, and stock-based compensation for operations personnel.

Cost of Other Revenue
Cost of other revenue includes cloud-based hosting costs, software and technology costs, amortization of acquired intangibles, costs of product operations functions, and personnel-related costs associated with our data and advertising platforms. Personnel-related expenses include salaries, bonuses, benefits, and stock-based compensation for operations personnel.
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
Research and Development
Our research and development expenses consist primarily of personnel-related costs for our engineering, product, and design teams, material costs of building and developing prototypes for new products, mobile app development, and allocated overhead. We believe that continued investment in our platform is important for our growth. We intend to continue to invest in research and development to bring new customer experiences and devices to market and expand our platform capabilities.
Sales and Marketing
Our sales and marketing expenses consist primarily of commissions to the Company’s Channel Partners, personnel-related costs, brand marketing costs, lead generation costs, sales incentives, sponsorships, amortization of acquired intangibles, bad debt expense, and allocated overhead. Commission payments to Channel Partners in connection with annual subscription sales of the Company’s mobile application on third-party store platforms are considered to be incremental and recoverable costs of obtaining a contract with a customer and are expensed as incurred or deferred and amortized over an estimated period of benefit of three years depending on the subscription type.
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
Gain on Change in Fair Value of Investments
The Company measures certain non-marketable equity securities and warrant investments at fair value on a nonrecurring basis in accordance with ASC 321, Investment - Equity Securities. In April 2025, the SAFE investment in a related party (the “Related Party SAFE”) converted into shares of preferred stock (the “Related Party Investment”), as a result of an observable price change. Additionally, the Company measures and reports certain assets at fair value each reporting period. In May 2025, the Company entered into a series of transactions with Aura Consolidated Group, Inc. (“Aura”), which included a convertible note investment by the Company into Aura (“Convertible Note Investment”). The Company elected to apply the fair value option in accordance with ASC 825, Financial Instruments.
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
Provision for (Benefit from) Income Taxes
Provision for (benefit from) income taxes consists of U.S. federal and state income taxes and foreign income taxes in jurisdictions in which we conduct business. Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Results of Operations
The following tables set forth our consolidated statement of operations and comprehensive income (loss) for the years ended December 31, 2025, 2024, and 2023 (in thousands, except percentages). We have derived this data from our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. This information should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The results of historical periods are not necessarily indicative of the results of operations for any future period.

	Year Ended December 31,
	2025	2024	2023
Subscription revenue	$369,253	$277,845	$220,794
Hardware revenue	51,816	57,589	58,178
Other revenue	68,412	36,050	25,546
Total revenue	489,481	371,484	304,518
Cost of subscription revenue	50,968	41,014	30,975
Cost of hardware revenue	51,175	47,225	47,384
Cost of other revenue	6,496	4,088	3,522
Total cost of revenue(1)	108,639	92,327	81,881
Gross profit	380,842	279,157	222,637
Operating expenses(1):
Research and development	128,409	113,071	100,965
Sales and marketing	154,963	113,350	99,072
General and administrative	78,644	60,712	52,583
Total operating expenses	362,016	287,133	252,620
Income (loss) from operations	18,826	(7,976)	(29,983)
Other income (expense):
Convertible notes fair value adjustment	—	(608)	(684)
Derivative liability fair value adjustment	—	(1,707)	(116)
Loss on settlement of convertible notes	—	(440)	—
Gain on settlement of derivative liability	—	1,924	—
Gain on change in fair value of investments	609	5,389	—
Interest income	13,705	6,009	3,083
Other income (expense), net	(481)	(7,217)	145
Total other income (expense), net	13,833	3,350	2,428
Income (loss) before income taxes	32,659	(4,626)	(27,555)
Provision for (benefit from) income taxes	(118,173)	(71)	616
Net income (loss)	150,832	(4,555)	(28,171)
Change in foreign currency translation adjustment	4	35	15
Total comprehensive income (loss)	$150,836	$(4,520)	$(28,156)
____________________
(1)Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2025	2024	% Change
Cost of subscription revenue	$1,869	$730	156%
Cost of hardware revenue	1,476	798	85%
Cost of other revenue	8	4	100%
Total cost of revenue	3,353	1,532
Research and development	28,037	25,457	10%
Sales and marketing	7,029	3,344	110%
General and administrative	17,041	11,936	43%
Total stock-based compensation expense, net of amounts capitalized	$55,460	$42,269	31%
The following table sets forth our results of operations as a percentage of revenue:

	Year Ended December 31,
	2025	2024	2023
Subscription revenue	75%	75%	73%
Hardware revenue	11%	16%	19%
Other revenue	14%	10%	8%
Total revenue	100%	100%	100%
Cost of subscription revenue	10%	11%	10%
Cost of hardware revenue	10%	13%	16%
Cost of other revenue	1%	1%	1%
Total cost of revenue	22%	25%	27%
Gross profit	78%	75%	73%
Operating expenses:
Research and development	26%	30%	33%
Sales and marketing	32%	31%	33%
General and administrative	16%	16%	17%
Total operating expenses	74%	77%	83%
Income (loss) from operations	4%	(2)%	(10)%
Other income (expense):
Convertible notes fair value adjustment	—%	—%	—%
Derivative liability fair value adjustment	—%	—%	—%
Loss on settlement of convertible notes	—%	—%	—%
Gain on settlement of derivative liability	—%	1%	—%
Gain on change in fair value of investments	—%	1%	—%
Interest income	3%	2%	1%
Other income (expense), net	—%	(2)%	—%
Total other income (expense), net	3%	1%	1%
Income (loss) before income taxes	7%	(1)%	(9)%
Provision for (benefit from) income taxes	(24)%	—%	—%
Net income (loss)	31%	(1)%	(9)%
Change in foreign currency translation adjustment	—%	—%	—%
Total comprehensive income (loss)	31%	(1)%	(9)%

Comparison of the years ended December 31, 2025 and 2024:
Revenue

	Year Ended December 31,		Change
(in thousands, except percentages)	2025	2024	$	%
Subscription revenue	$369,253	$277,845	$91,408	33%
Hardware revenue	51,816	57,589	(5,773)	(10)%
Other revenue	68,412	36,050	32,362	90%
Total revenue	$489,481	$371,484	$117,997	32%
Subscription revenue increased $91.4 million, or 33%, during the year ended December 31, 2025 as compared to the year ended December 31, 2024, primarily due to 26% growth in Paying Circles and 17% growth in total subscriptions. Additionally, subscription revenue in the current period benefited from a 7% uplift in ARPPC. Please refer to the “Key Performance Indicators” section for definitions of key performance indicators (“KPIs”).
Hardware revenue decreased $5.8 million, or 10%, during the year ended December 31, 2025 as compared to the year ended December 31, 2024. Although net hardware units shipped increased 7%, contributing to $6.3 million of revenue, this increase was more than offset by an $8.5 million increase in discounts and a $3.6 million reduction in revenue related to bundled offerings.
Other revenue increased $32.4 million, or 90%, during the year ended December 31, 2025 as compared to the year ended December 31, 2024. This was primarily due to a $26.3 million increase in partnership revenue, which includes advertising revenue, and reflects growth in advertising activity from both existing arrangements and an increased number of partners. In addition, data revenue increased $6.1 million, primarily attributable to the Amended and Restated Data Services and License Agreement with Placer.ai entered into in July 2024, and increased data volumes resulting from user growth.
Cost of Revenue, Gross Profit, and Gross Margin

	Year Ended December 31,		Change
(in thousands, except percentages)	2025	2024	$	%
Cost of subscription revenue	$50,968	$41,014	$9,954	24%
Cost of hardware revenue	51,175	47,225	3,950	8%
Cost of other revenue	6,496	4,088	2,408	59%
Total cost of revenue	108,639	92,327	16,312
Gross profit	$380,842	$279,157	$101,685
Gross margin:
Subscription	86%	85%
Hardware	1%	18%
Other	91%	89%
Cost of subscription revenue increased $10.0 million, or 24%, during the year ended December 31, 2025 as compared to the year ended December 31, 2024, primarily due to increases of $4.1 million in personnel-related and stock-based compensation costs, $3.1 million in technology expenses, $2.6 million in amortization of internally developed software related to the release of new features and significant updates on our platform, all attributable to Company growth, and $0.2 million in costs associated with premium membership offerings.
Subscription gross margin increased to 86% during the year ended December 31, 2025 from 85% during the year ended December 31, 2024, primarily due to price increases for new and existing Life360 subscriptions implemented during the second half of 2024 and continuing into 2025, consistent with the increase in ARPPC. Subscription gross margin also benefited from ongoing technology efficiency initiatives implemented by the Company. Please refer to “Key Performance Indicators” for definitions of KPIs.

Cost of hardware revenue increased by $4.0 million, or 8%, during the year ended December 31, 2025 as compared to the year ended December 31, 2024. This was driven by increases of $3.9 million in tariff costs due to increases in tariff rates and changes in product mix, and $0.5 million in product and other costs due to a 7% increase in net hardware units shipped. Additional increases include $2.5 million in personnel-related and stock-based compensation costs, attributable to Company growth. The increases were partially offset by decreases of $1.7 million in freight costs and $1.2 million in fulfillment costs, both related to a shift in channel mix.
Hardware gross margin decreased to 1% during the year ended December 31, 2025 from 18% during the year ended December 31, 2024, primarily due to an increase in discounts and tariff costs.
Cost of other revenue increased by $2.4 million, or 59%, during the year ended December 31, 2025 as compared to the year ended December 31, 2024, due to an increase of $2.4 million in technology and other related expenses.
Other gross margin increased to 91% during the year ended December 31, 2025 from 89% during the year ended December 31, 2024, primarily due to revenue outpacing the increase in costs.
Research and Development

	Year Ended December 31,		Change
(in thousands, except percentages)	2025	2024	$	%
Research and development	$128,409	$113,071	$15,338	14%
Research and development expenses increased $15.3 million, or 14%, during the year ended December 31, 2025 as compared to the year ended December 31, 2024. This was primarily due to increases of $13.2 million in personnel-related and stock-based compensation costs, $4.1 million in technology and other expenses, and $0.9 million in professional and outside services, all attributable to Company growth. The increases were partially offset by higher capitalized costs of $2.2 million for internally developed software related to the development of new features and significant updates to our platform, and higher capitalized construction in progress costs of $0.7 million, in line with our product development roadmap.
Sales and Marketing

	Year Ended December 31,		Change
(in thousands, except percentages)	2025	2024	$	%
Sales and marketing	$154,963	$113,350	$41,613	37%
Sales and marketing expenses increased $41.6 million, or 37%, during the year ended December 31, 2025 as compared to the year ended December 31, 2024. This was primarily due to increases of $16.8 million in commissions to the Company’s Channel Partners, in line with the increase in subscription revenue, and $14.4 million in growth media spend to support strategic initiatives. Additional increases include $7.9 million in personnel-related and stock-based compensation costs, $1.3 million in marketing and other spend related to production and public relations, and $1.2 million in technology expenses, all attributable to Company growth.
General and Administrative

	Year Ended December 31,		Change
(in thousands, except percentages)	2025	2024	$	%
General and administrative	$78,644	$60,712	$17,932	30%

General and administrative expenses increased $17.9 million, or 30%, during the year ended December 31, 2025 as compared to the year ended December 31, 2024. This was primarily due to increases of $12.2 million in personnel-related and stock-based compensation costs, $1.0 million in technology expenses, and $0.7 million in insurance and other costs, all attributable to Company growth. Additional increases include $2.0 million in professional and outside services spend, primarily driven by transaction costs incurred related to acquisitions, $1.3 million for travel and entertainment costs primarily related to the Company’s annual event, and $0.7 million in warehouse relocation costs related to the move of certain hardware manufacturing operations.
Convertible Notes Fair Value Adjustment
In April and June 2024, the September 2021 Convertible Notes and the July 2021 Convertible Notes, respectively, were converted to common stock. As a result, the Company recorded no gain or loss associated with the Convertible Notes fair value adjustment for the year ended December 31, 2025. The Company recorded a $0.6 million loss associated with the Convertible Notes fair value adjustment for the year ended December 31, 2024.
Derivative Liability Fair Value Adjustment
In June 2024, the holders of the July 2021 Convertible Notes converted their notes and accrued interest to common stock and the embedded derivative liability was settled as a result of the conversion. As a result, the Company recorded no gain or loss and a $1.7 million loss associated with the derivative liability fair value adjustment for the years ended December 31, 2025 and 2024, respectively.
Loss on Settlement of Convertible Notes
In April and June 2024, the September 2021 Convertible Notes and the July 2021 Convertible Notes, respectively, were converted to common stock. As a result, the Company recorded no gain or loss related to the settlement of the September 2021 Convertible Notes and July 2021 Convertible Notes for the year ended December 31, 2025. The Company recorded a $0.4 million loss associated with the settlement of the July 2021 Convertible Notes and the September 2021 Convertible Notes for the year ended December 31, 2024.
Gain on Settlement of Derivative Liability
In June 2024, the holders of the July 2021 Convertible Notes converted their notes and accrued interest to common stock and the derivative liability was settled as a result of the conversion. As a result, the Company recorded no gain or loss related to the settlement of the derivative liability for the year ended December 31, 2025. The Company recorded a $1.9 million gain related to the settlement of the derivative liability upon conversion of the July 2021 Convertible Notes for the year ended December 31, 2024.
Gain on Change in Fair Value of Investments
In April 2025, an observable price change related to the conversion of the Related Party SAFE into the Related Party Investment took place. As a result, a $0.9 million gain related to the observable price change was recognized during the year ended December 31, 2025.
In addition, in May 2025, the Company entered into a series of transactions with Aura, which included a $25.0 million convertible note investment by the Company into Aura. The Company elected to apply the fair value option in accordance with ASC 825, Financial Instruments. As a result, a $0.3 million loss related to the revaluation of the Convertible Note Investment was recognized during the year ended December 31, 2025.
In July 2024, an observable price change related to our investment in a warrant held to purchase shares of preferred stock of a data revenue partner took place. The observable price change resulted in a fair value adjustment and gain of $5.4 million recorded for the year ended December 31, 2024.
Interest Income
Interest income increased $7.7 million, or 128%, during the year ended December 31, 2025 as compared to the year ended December 31, 2024, resulting from higher average gross yields attributable to an increased cash and cash equivalents balance.

Other Income (Expense), Net
Other income (expense), net includes U.S. IPO transaction costs, foreign exchange gains and losses, and interest expense associated with the July 2021 Convertible Notes and the convertible notes issued to investors in June 2025 (the “June 2025 Convertible Notes”).
Other income (expense), net increased $6.7 million, or 93%, during the year ended December 31, 2025 as compared to the year ended December 31, 2024. This was primarily driven by a $5.6 million decrease in transaction costs incurred in the prior period in connection with our U.S. IPO, a $1.9 million increase in foreign exchange gains, and a $0.3 million decrease in other costs. This was partially offset by a $1.1 million increase in interest expense related to the June 2025 Convertible Notes.
Provision for (Benefit from) Income Taxes
We recognized an income tax benefit of $118.2 million during the year ended December 31, 2025, compared to an income tax benefit of $0.1 million during the year ended December 31, 2024.
Our income tax benefit consisted primarily of a $118.4 million benefit related to the release of a valuation allowance on our U.S. deferred tax assets during the year ended December 31, 2025. We regularly assess the need for a valuation allowance on our deferred tax assets. In making this assessment, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more likely than not that some or all the deferred tax assets will not be realized. As of December 31, 2025, based on all available positive and negative evidence, having demonstrated sustained U.S. profitability, which is objective and verifiable, and taking into account anticipated future earnings, we have concluded it is more likely than not that we will realize our U.S. federal and states deferred tax assets, with the exception of California state and Canadian tax credits. We continue to maintain a valuation allowance against these deferred tax assets as they have not met the “more likely than not” realization criterion.
Key Performance Indicators
We review several operating metrics, including the following KPIs, to evaluate our business, measure our performance, identify trends affecting our business, develop financial forecasts, and make strategic decisions. We believe these KPIs are useful to investors because they allow for greater transparency with respect to key metrics used by management in its financial and operational decision-making, and they may be used by investors to help analyze the health of our business. Key operating metrics are presented in millions, except ARPPC, Average Revenue per Paying Subscription (“ARPPS”) and Average Sales Price (“ASP”), however percentage changes are calculated based on actual results. As a result, percentage changes may not recalculate based on figures presented due to rounding. Please refer to “Results of Operations” for additional metrics management reviews in conjunction with the consolidated financial statements.

Key Operating Metrics

	As of and for the year ended December 31,
	2025	2024	% Change
	(in millions, except ARPPC, ARPPS and ASP)
AMR	$478.0	$367.6	30%
MAU	95.8	79.6	20%
Paying Circles	2.8	2.3	26%
ARPPC[1]	$136.63	$128.00	7%
Subscriptions	3.4	2.9	17%
ARPPS[1]	$118.17	$106.16	11%
Net hardware units shipped	4.2	3.9	7%
ASP[2]	$12.25	$13.72	(11)%
(1) Excludes revenue related to bundled Life360 subscription and hardware offerings of $(0.8) million for the year ended December 31, 2025, and $(4.6) million for the year ended December 31, 2024.
(2) Excludes revenue related to bundled Life360 subscription and hardware offerings of $0.7 million for the year ended December 31, 2025, and $4.3 million for the year ended December 31, 2024.
Annualized Monthly Revenue
We use Annualized Monthly Revenue (“AMR”) to identify the annualized monthly value of active customer agreements at the end of a reporting period. AMR includes the annualized monthly value of subscription, data and partnership agreements. All components of these agreements that are not expected to recur are excluded. This does not represent revenue under GAAP on an annualized basis, as the operating metric can be impacted by start and end dates and renewal rates. AMR as of December 31, 2025, and 2024 was $478.0 million and $367.6 million, respectively, representing an increase of 30% year-over-year, which is largely attributable to continued subscriber growth as well as an increase in other recurring revenue.
Monthly Active Users
We have a large and growing global member base as of December 31, 2025. A Life360 monthly active user (“MAU”) is defined as a unique member who engages with our Life360 branded services each month, which includes both paying and non-paying members, and excludes certain members who have a delayed account setup. As of December 31, 2025 and 2024, we had approximately 95.8 million and 79.6 million MAU on the Life360 platform, respectively, representing an increase of 20% year-over-year. We believe this has been driven by continued strong new member growth and retention.
Paying Circles
We define a Paying Circle as a group of Life360 members with a paying subscription who have been billed as of the end of period. Each subscription covers all members in the payor’s Circle so everyone in the Circle can utilize the benefits of a Life360 membership, including access to premium location, driving, digital and emergency safety insights and services.
As of December 31, 2025 and 2024, we had approximately 2.8 million and 2.3 million paid subscribers to services under our Life360 brand, respectively, representing an increase of 26% year-over-year. We grow the number of Paying Circles by increasing our free member base, converting free members to subscribers, and retaining them over time with the provision of high-quality family connectivity and safety services.
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

For the years ended December 31, 2025 and 2024, our ARPPC was $136.63 and $128.00, respectively, representing a 7% increase year-over-year.
ARPPC is a key indicator utilized by the Company to determine our effectiveness at monetizing Paying Circles through tiered product offerings. The year-over-year growth in ARPPC primarily reflects U.S. price increases for new and existing annual subscribers implemented in the second half of 2024 and continuing into 2025, a shift in product mix toward higher-priced offerings, and the introduction of higher-priced membership tiers across select international markets throughout 2024 and 2025.
Subscriptions
We define subscriptions as the number of paying subscribers associated with the Life360 and Tile brands who have been billed as of the end of the period.
As of December 31, 2025 and 2024, we had approximately 3.4 million and 2.9 million paid subscribers to services under Life360 and Tile brands, respectively, representing an increase of 17% year-over-year.
We grow the number of subscriptions by selling hardware units and increasing our free member base, converting free members to subscribers, and retaining them over time with the provision of location tracking and high-quality family and safety services.
Average Revenue per Paying Subscription
We define ARPPS as annualized total subscription revenue recognized and derived from Life360 and Tile subscriptions, excluding revenue related to bundled Life360 subscription and hardware offerings, for the reported period divided by the average number of paying subscribers during the same period. The average number of paying subscribers is calculated by adding the number of paying subscribers as of the beginning of the period to the number of paying subscribers as of the end of the period, and then dividing by two. Paying subscribers represent subscribers who have been billed as of the end of the period.
ARPPS for the years ended December 31, 2025 and 2024 was $118.17 and $106.16, respectively, representing an increase of 11% year-over-year.
ARPPS has increased year-over-year as a result of U.S. price increases for new and existing annual subscribers implemented in the second half of 2024 and continuing into 2025, a shift in product mix towards higher-priced offerings, and the introduction of higher-priced membership tiers across select international markets throughout 2024 and 2025.
Net Hardware Units Shipped
Net hardware units shipped represents the number of tracking devices sold during a period, excluding certain hardware units related to bundled Life360 subscription and hardware offerings, net of returns by our retail partners and directly to consumers. Selling units contributes to hardware revenue and ultimately increases the number of members eligible for a subscription.
For the years ended December 31, 2025 and 2024, Life360 sold approximately 4.2 million and 3.9 million, respectively, representing a 7% increase year-over-year. The increase in net hardware units shipped was primarily due to an increase in online retail sales.
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
For the years ended December 31, 2025 and 2024, the net ASP of a unit was $12.25 and $13.72, respectively, representing an 11% decrease year-over-year. The decrease in net ASP was primarily due to a shift in channel mix and an increase in discounts.

Liquidity and Capital Resources
As of December 31, 2025, we had cash and cash equivalents of $494.3 million and restricted cash of $1.6 million. As of December 31, 2024, we had cash and cash equivalents of $159.2 million and restricted cash of $1.2 million. The increase in cash and cash equivalents was primarily related to the issuance of the June 2025 Convertible Notes and positive net cash provided by operating activities for the year ended December 31, 2025.
We believe our existing cash and cash equivalents, together with cash generated from subscriptions, hardware tracking devices, partnerships, including through the placement of ads within our platform, and the sale of aggregated, non-personally identifiable data for data insight purposes will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months. We may from time to time seek to raise additional capital based on a variety of factors, including our capital requirements and the relative favorability of conditions in the capital markets. If we are unable to raise additional capital on terms acceptable to us or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, financial condition and results of operations.
Our cash flow activities were as follows for the periods presented (in thousands):

	Year Ended December 31,
	2025	2024	2023
Net cash provided by operating activities	$88,630	$32,612	$7,524
Net cash used in investing activities	(35,333)	(10,132)	(2,221)
Net cash provided by (used in) financing activities	282,072	67,266	(24,955)
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	$335,369	$89,746	$(19,652)
Operating Activities
Our primary sources of operating cash are cash collections from our paying members for subscriptions to our platform, hardware tracking device sales, partnership revenue, which includes advertising, and revenue generated from the sale of aggregated, non-personally identifiable data for data insight purposes. Our primary uses of cash from operating activities are for employee-related expenditures, costs to acquire inventory, infrastructure-related costs, commissions paid to Channel Partners, and other marketing expenses.
A number of our members pay in advance for annual subscriptions, while a majority pay in advance for monthly subscriptions. Deferred revenue consists of the unearned portion of customer billings, which is recognized as revenue in accordance with our revenue recognition policy. As of December 31, 2025 and 2024, we had deferred revenue of $50.7 million and $45.2 million, respectively, of which $46.4 million and $39.9 million is expected to be recorded as revenue in the next 12 months, respectively, provided all other revenue recognition criteria have been met.
For the year ended December 31, 2025, net cash provided by operating activities was $88.6 million. The primary factors affecting our operating cash flows during this period were our net income of $150.8 million, impacted by $47.6 million of non-cash adjustments, and $14.6 million of cash used by changes in our operating assets and liabilities. The non-cash adjustments primarily consisted of stock-based compensation expense, and depreciation and amortization. The cash used by changes in our operating assets and liabilities was primarily due to increases in accounts receivable and prepaid expenses and other current assets. These cash outflows were offset by increases in accounts payable, inventory, and accrued expenses and other current liabilities.
For the year ended December 31, 2024, net cash provided by operating activities was $32.6 million. The primary factors affecting our operating cash flows were our net loss of $4.6 million, impacted by $48.4 million of non-cash adjustments, and $11.2 million of cash used by changes in our operating assets and liabilities. The non-cash adjustments primarily consisted of stock-based compensation expense, depreciation and amortization, and gain on the change in fair value of investment. The cash used by changes in our operating assets and liabilities was primarily due to an increase in accounts receivable, net, an increase in costs capitalized to obtain contracts with customers, and an increase in inventory. These amounts were partially offset by an increase in deferred revenue, and an increase in accrued expenses and other liabilities.

Investing Activities
For the year ended December 31, 2025, net cash used in investing activities was $35.3 million, which primarily related to the $25.0 million Convertible Note Investment. Net cash used in investing activities also included capitalization of internally developed software costs in accordance with ASC 350-40, Intangibles - Goodwill and Other, Internal-Use Software, and cash paid for an acquisition. Refer to Note 6, "Business Combinations" for additional information on the acquisition.
For the year ended December 31, 2024, net cash used in investing activities was $10.1 million, which primarily related to the Related Party SAFE of $5.0 million, the capitalization of internally developed software costs of $3.9 million in accordance with ASC 350-40, Intangibles - Goodwill and Other, Internal-Use Software, and purchases of property and equipment of $1.2 million.
Financing Activities
For the year ended December 31, 2025, net cash provided by financing activities was $282.1 million, which primarily related to net proceeds of $320.0 million from the issuance of the June 2025 Convertible Notes offset by payments of $10.9 million for debt issuance costs. In connection with the issuance of the June 2025 Convertible Notes, the Company paid $33.7 million in capped call transactions. Refer to Note 8, "Convertible Notes" for more information on the June 2025 Convertible Notes and the June 2025 Capped Calls. Financing activities also included $62.8 million of employee taxes paid for the net settlement of equity awards, offset by $69.5 million of proceeds related to employee tax withholdings on restricted stock settlements and the exercise of stock options and warrants.
For the year ended December 31, 2024, net cash provided by financing activities was $67.3 million. This was primarily related to net proceeds of $93.0 million after deducting underwriting discounts and commissions from our U.S. IPO, which closed on June 6, 2024 and involved the sale of 3,703,704 shares of common stock. Additionally, financing activities also included $14.6 million of proceeds from the exercise of options and warrants and restricted stock settlements, offset by $34.0 million of taxes paid for the net settlement of equity awards, and $6.3 million in payments related to the U.S. IPO.
Obligations and Other Commitments
Our principal commitments consist of obligations under our operating leases for office space, and other purchase commitments. Information regarding our non-cancellable lease and other purchase commitments as of December 31, 2025, can be found in Note 7, "Balance Sheet Components" and Note 10, "Commitments and Contingencies" to our consolidated financial statements.
Critical Accounting Policies and Significant Management Estimates
We prepare our consolidated financial statements in accordance with GAAP. The preparation of consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected. We believe that of our significant accounting policies, which are described in Note 2, "Summary of Significant Accounting Policies" to our consolidated financial statements, the following accounting policies, and specific estimates involve a greater degree of judgment and complexity.
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
We provide our customers with incentives through various programs including promotional agreements and marketing development agreements. Sales incentives are considered variable consideration, which we estimate and record as a reduction to revenue. Incentives are influenced by historical experience, projected sales data, and contractual terms.
Any change in judgments with respect to these assumptions and estimates could impact the timing or amount of revenue recognition.
Income Taxes
Management is required to exercise judgment in determining our provision for income taxes. The provision for income taxes is determined by taking into account guidance related to uncertain tax positions. Judgment is required in assessing the timing and amounts of deductible and taxable items.
Deferred tax assets are amounts available to reduce income taxes payable on taxable income in future years and are initially recognized at enacted tax rates. We regularly assess the need for a valuation allowance against our deferred tax assets. In making that assessment, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets as well as the nature of the deferred tax attribute to determine, based on the weight of available evidence, whether it is more likely than not that some or all of the deferred tax assets will not be realized. For the year ended December 31, 2025, the valuation allowance was released on U.S. and state deferred tax assets, with the exception of California state and Canadian tax credits, due to positive evidence that the assets are more likely than not to be realized in future years. The Company will continue to assess all available evidence during future periods to evaluate any changes to the realization of its deferred tax assets. All of the factors that the Company considers in evaluating whether and when to establish or release all or a portion of the deferred tax asset valuation allowance involve significant judgment.
Although we believe that we have adequately reserved for our uncertain tax positions, we can provide no assurance that the final tax outcome of these matters will not be materially different. We make adjustments to these reserves when facts and circumstances change, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences may affect the provision for income taxes in the period in which such determination is made and could have a material impact on our financial condition and results of operations.
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
Interest Rate Risk
As of December 31, 2025 and December 31, 2024, we had $494.3 million and $159.2 million, respectively, of cash and cash equivalents invested in money market funds. Our cash and cash equivalents are held for working capital purposes. As of December 31, 2025 and December 31, 2024, a hypothetical 10% relative change in interest rates would not have a material impact on our consolidated financial statements.
Foreign Currency Exchange Risk
Our reporting currency and functional currency is the U.S. dollar. The majority of our sales are denominated in U.S. dollars, and therefore our revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which is primarily in the U.S. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any active hedging arrangements with respect to foreign currency risk or other derivative financial instruments, although we may choose to do so in the future. We do not believe that a hypothetical 1,000 basis-point increase or decrease in the relative value of the U.S. dollar to other currencies would have a material effect on our operating results.
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
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Life360, Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income (loss), stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2026, expressed an unqualified opinion on the Company’s internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
The Company derives a significant amount of its revenue from subscription sales. Subscriptions are considered single combined performance obligations and the subscription fees are fixed and recognized on a straight-line basis over the non-cancellable contractual term of the agreement. During the year ended December 31, 2025, the Company recognized subscription revenue of $369.3 million.
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
March 2, 2026

We have served as the Company's auditor since 2023.

Life360, Inc.
Consolidated Balance Sheets
(Dollars in U.S. $, in thousands, except share and per share data)

	December 31, 2025	December 31, 2024
Assets
Current Assets:
Cash and cash equivalents	$494,261	$159,238
Accounts receivable, net(1)	80,715	57,997
Inventory	9,867	8,057
Costs capitalized to obtain contracts, net	1,211	1,098
Prepaid expenses and other current assets	20,050	14,599
Total current assets	606,104	240,989
Restricted cash, noncurrent	1,567	1,221
Property and equipment, net	3,019	1,779
Costs capitalized to obtain contracts, noncurrent	869	1,049
Prepaid expenses and other assets, noncurrent(2)(3)	48,480	21,611
Operating lease right-of-use asset	335	683
Intangible assets, net	38,277	40,574
Goodwill	134,619	133,674
Deferred tax assets, net	126,418	—
Total Assets	$959,688	$441,580
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$8,411	$5,463
Accrued expenses and other current liabilities	42,002	32,015
Deferred revenue, current(4)	46,377	39,860
Total current liabilities	96,790	77,338
Convertible notes, net, noncurrent	310,386	—
Deferred revenue, noncurrent(5)	4,330	5,338
Other liabilities, noncurrent	—	359
Total Liabilities	$411,506	$83,035
Commitments and Contingencies (Note 10)
Stockholders’ Equity
Common Stock, $0.001 par value; 500,000,000 shares authorized as of December 31, 2025 and December 31, 2024, respectively; 79,359,589 and 75,404,996 issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	79	75
Additional paid-in capital	686,921	648,124
Accumulated deficit	(138,866)	(289,698)
Accumulated other comprehensive income	48	44
Total stockholders’ equity	548,182	358,545
Total Liabilities and Stockholders’ Equity	$959,688	$441,580
(1) Includes related party receivables of $3 and $55 as of December 31, 2025 and December 31, 2024, respectively.
(2) Includes $24,726 and zero measured using the fair value option as of December 31, 2025 and December 31, 2024, respectively, related to the Convertible Note Investment. Refer to Note 5, "Fair Value Measurements" for additional information.
(3) The balance as of December 31, 2025 includes the $5,882 Related Party Investment and the $3,898 Related Party Warrant. The balance as of December 31, 2024 includes the $5,000 Related Party SAFE and the $3,898 Related Party Warrant. Refer to Note 5, "Fair Value Measurements" and Note 15, "Related-Party Transactions" for additional information.
(4) Includes related party deferred revenue, current of $780 and $877 as of December 31, 2025 and December 31, 2024, respectively.
(5) Includes related party deferred revenue, noncurrent of $2,242 and $3,021 as of December 31, 2025 and December 31, 2024, respectively.
See accompanying notes to the consolidated financial statements.

Life360, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Dollars in U.S. $, in thousands, except share and per share data)

	Year Ended December 31,
	2025	2024	2023
Subscription revenue	$369,253	$277,845	$220,794
Hardware revenue(1)	51,816	57,589	58,178
Other revenue(2)	68,412	36,050	25,546
Total revenue	489,481	371,484	304,518
Cost of subscription revenue	50,968	41,014	30,975
Cost of hardware revenue(3)	51,175	47,225	47,384
Cost of other revenue	6,496	4,088	3,522
Total cost of revenue	108,639	92,327	81,881
Gross profit	380,842	279,157	222,637
Operating expenses:
Research and development	128,409	113,071	100,965
Sales and marketing	154,963	113,350	99,072
General and administrative	78,644	60,712	52,583
Total operating expenses	362,016	287,133	252,620
Income (loss) from operations	18,826	(7,976)	(29,983)
Other income (expense):
Convertible notes fair value adjustment	—	(608)	(684)
Derivative liability fair value adjustment	—	(1,707)	(116)
Loss on settlement of convertible notes	—	(440)	—
Gain on settlement of derivative liability	—	1,924	—
Gain on change in fair value of investments(4)	609	5,389	—
Interest income	13,705	6,009	3,083
Other income (expense), net(5)	(481)	(7,217)	145
Total other income (expense), net	13,833	3,350	2,428
Income (loss) before income taxes	32,659	(4,626)	(27,555)
Provision for (benefit from) income taxes	(118,173)	(71)	616
Net income (loss)	150,832	(4,555)	(28,171)
Net income (loss) per share, basic (Note 17)	$1.95	$(0.06)	$(0.42)
Net income (loss) per share, diluted (Note 17)	$1.77	$(0.06)	$(0.42)
Weighted-average shares used in computing net income (loss) per share, basic (Note 17)	77,251,239	72,125,571	66,748,542
Weighted-average shares used in computing net income (loss) per share, diluted (Note 17)	85,172,415	72,125,571	66,748,542
Comprehensive income (loss)
Net income (loss)	$150,832	$(4,555)	$(28,171)
Change in foreign currency translation adjustment	4	35	15
Total comprehensive income (loss)	$150,836	$(4,520)	$(28,156)
(1) Includes related party revenue of $195, $55, and zero for the years ended December 31, 2025, 2024, and 2023, respectively.
(2) Includes related party revenue of $890, zero, and zero for the years ended December 31, 2025, 2024, and 2023, respectively.
(3) Includes related party cost of revenue of $137, zero, and zero for the years ended December 31, 2025, 2024, and 2023, respectively.
(4) Includes a related party gain of $882, zero, and zero for the years ended December 31, 2025, 2024, and 2023, respectively.
(5) Includes related party other expense of zero, $5,498, and zero for the years ended December 31, 2025, 2024, and 2023, respectively.
See accompanying notes to the consolidated financial statements.

Life360, Inc.
Consolidated Statements of Stockholders’ Equity
(Dollars in U.S. $, in thousands, except share and per share data)

	Common Stock		Additional Paid-In Capital	Notes Due from Affiliates	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	65,239,843	$67	$501,763	$(314)	$(256,972)	$(6)	$244,538
Exercise of stock options	935,007	1	5,810	—	—	—	5,811
Vesting of restricted stock units	1,980,980	2	(2)	—	—	—	—
Taxes paid related to net settlement of equity awards	—	—	(14,033)	—	—	—	(14,033)
Repayment of notes due from affiliate	—	—	78	274	—	—	352
Stock-based compensation expense	—	—	38,512	—	—	—	38,512
Interest accrued relating to notes due from affiliates	—	—	—	40	—	—	40
Change in foreign currency translation adjustment	—	—	—	—	—	15	15
Net loss	—	—	—	—	(28,171)	—	(28,171)
Balance at December 31, 2023	68,155,830	$70	$532,128	$—	$(285,143)	$9	$247,064
Exercise of stock options	758,101	—	5,780	—	—	—	5,780
Exercise of warrants	129,897	—	1,149	—	—	—	1,149
Vesting of restricted stock units	2,315,587	2	(1)	—	—	—	1
Taxes paid related to the settlement of equity awards, net of settlement proceeds received	—	—	(26,370)	—	—	—	(26,370)
Stock-based compensation expense	—	—	42,983	—	—	—	42,983
Settlement of convertible notes	341,877	—	5,751	—	—	—	5,751
Issuance of common stock net of issuance costs of $13,293	3,703,704	3	86,704	—	—	—	86,707
Change in foreign currency translation adjustment	—	—	—	—	—	35	35
Net loss	—	—	—	—	(4,555)	—	(4,555)
Balance at December 31, 2024	75,404,996	$75	$648,124	$—	$(289,698)	$44	$358,545
Exercise of stock options	1,545,786	2	11,484	—	—	—	11,486
Exercise of warrants	7,205	—	—	—	—	—	—
Vesting of restricted stock units	2,379,350	2	(2)	—	—	—	—
Taxes paid related to the settlement of equity awards, net of settlement proceeds received	—	—	(4,802)	—	—	—	(4,802)
Stock-based compensation expense	—	—	56,781	—	—	—	56,781
Shares issued in connection with an acquisition	22,252	—	1,000	—	—	—	1,000
Purchase of capped calls related to the June 2025 Convertible Notes, net of tax	—	—	(25,664)	—	—	—	(25,664)
Change in foreign currency translation adjustment	—	—	—	—	—	4	4
Net income	—	—	—	—	150,832	—	150,832
Balance at December 31, 2025	79,359,589	$79	$686,921	$—	$(138,866)	$48	$548,182

Life360, Inc.
Consolidated Statements of Cash Flows
(Dollars in U.S. $, in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash Flows from Operating Activities:
Net income (loss)	$150,832	$(4,555)	$(28,171)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	13,329	9,778	9,141
Amortization of costs capitalized to obtain contracts	1,297	1,268	2,125
Amortization of operating lease right-of-use asset	348	331	842
Stock-based compensation expense, net of amounts capitalized	55,460	42,269	38,512
Compensation expense in connection with revesting notes	—	—	73
Non-cash interest expense, net	1,271	59	462
Convertible notes fair value adjustment	—	608	684
Derivative liability fair value adjustment	—	1,707	116
Loss on settlement of convertible notes	—	440	—
Gain on settlement of derivative liability	—	(1,924)	—
Gain on change in fair value of investments(1)	(609)	(5,389)	—
Provision for credit losses	799	300	—
Non-cash revenue from investments	(1,174)	(1,040)	(1,608)
Inventory write-off	—	—	916
Adjustment in connection with membership benefit	—	—	(2,172)
Deferred income taxes	(118,354)	—	—
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable, net	(23,518)	(16,117)	(9,055)
Prepaid expenses and other assets	(6,706)	135	(6,667)
Inventory	(1,810)	(3,958)	5,811
Costs capitalized to obtain contracts, net	(1,231)	(1,571)	(1,905)
Accounts payable	3,060	(433)	(7,895)
Accrued expenses and other current liabilities	9,312	4,504	2,193
Deferred revenue	6,683	6,564	4,620
Other liabilities, noncurrent	(359)	(364)	(498)
Net cash provided by operating activities	88,630	32,612	7,524
Cash Flows from Investing Activities:
Cash paid for acquisition	(2,825)	—	—
Internally developed software	(5,716)	(3,945)	(1,715)
Purchase of property and equipment	(1,792)	(1,187)	(506)
Related Party SAFE	—	(5,000)	—
Convertible note investment	(25,000)	—	—
Net cash used in investing activities	(35,333)	(10,132)	(2,221)
Cash Flows from Financing Activities:
Indemnity escrow payment in connection with an acquisition	—	—	(13,128)
Proceeds related to tax withholdings on restricted stock settlements and the exercise of stock options and warrants	69,520	14,553	5,811
Taxes paid related to net settlement of equity awards	(62,836)	(33,995)	(14,033)
Proceeds from issuance of common stock in U.S. initial public offering, net of underwriting discounts and commissions	—	93,000	—
Payments of U.S. initial public offering issuance costs	—	(6,292)	—
Proceeds from repayment of notes due from affiliates	—	—	314

Life360, Inc.

Repayment of convertible notes	—	—	(3,919)
Proceeds from issuance of convertible senior notes	320,000	—	—
Payments of debt issuance costs	(10,884)	—	—
Purchase of capped calls	(33,728)	—	—
Net cash provided by (used in) financing activities	282,072	67,266	(24,955)
Net Increase in Cash, Cash Equivalents, and Restricted Cash	335,369	89,746	(19,652)

Cash, Cash Equivalents and Restricted Cash at the Beginning of the Period	160,459	70,713	90,365
Cash, Cash Equivalents, and Restricted Cash at the End of the Period	$495,828	$160,459	$70,713

Supplemental disclosure:
Cash paid (refunds received) during the period for income taxes, net	(893)	2,381	697
Cash paid during the period for interest	—	46	640
Cash payments included in the measurement of operating lease liabilities	390	379	861

Non-cash investing and financing activities:
Right of use asset recognized in connection with lease modification	$—	$—	$1,054
Fair value of stock issued in connection with the acquisition of Fantix, Inc.	1,000	—	—
Liability incurred in connection with the acquisition of Fantix, Inc.	675	—	—
Operating lease liability recognized in connection with lease modification	—	—	1,054
Conversion of September 2021 Convertible Notes to common stock	—	3,548	—
Conversion of July 2021 Convertible Notes and accrued interest to common stock	—	2,203	—
Property and equipment included within accrued expenses and other current liabilities	—	112	—
Stock-based compensation included in internally developed software	1,321	714	—
Related Party Warrant	—	3,898	—
Conversion of Related Party SAFE to Related Party Investment	5,000	—	—
(1) Includes a related party gain of $882, zero, and zero for the years ended December 31, 2025, 2024, and 2023, respectively.
The following table presents the cash, cash equivalents, and restricted cash reported within the consolidated statements of cash flows shown above:

	December 31, 2025	December 31, 2024	December 31, 2023
Cash and cash equivalents	$494,261	$159,238	$68,964
Restricted cash, noncurrent	1,567	1,221	1,749
Total cash and cash equivalents, and restricted cash	$495,828	$160,459	$70,713
See accompanying notes to the consolidated financial statements.

Life360, Inc.
Notes to Consolidated Financial Statements

1. Nature of Business
Life360, Inc. (the “Company”) is a leading technology platform connecting millions of people throughout the world to the people, pets, and things they care about most. The Company has created a new category at the intersection of family, technology, and safety to help keep families connected and safe. The Company’s core offering, the Life360 mobile application, includes features like communications, driving safety, digital safety, and location sharing. Beyond the everyday, Life360 also provides much-needed protection and saves lives, which is crucial for families in emergency situations such as natural disasters, vehicle collisions, physical property theft, and digital identity theft. The Life360 mobile application operates under a “freemium” model where its core offering is available to members at no charge, with additional membership subscription options that are available but not required.
In addition to the Life360 mobile application, the Company also offers hardware tracking devices through the sale of Tile by Life360, Inc. (“Tile”) and Life360 Pet GPS products to keep members close to the people, pets, and things they care about most. The Company’s suite of product and service offerings, including the Life360 and Tile mobile applications, and related third-party services, is system and platform-agnostic, allowing its products and services to work seamlessly for its members, regardless of the devices they use.
The Company also generates revenue through partnerships, including through the placement of ads within our platform, and the sale of aggregated, non-personally identifiable data for data insight purposes.
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
2. Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The consolidated financial statements and accompanying notes have been prepared in accordance with generally accepted accounting principles in the U.S., or (“GAAP”), are presented in U.S. dollars unless otherwise stated, and include the accounts of the Company and its wholly owned subsidiaries. All inter-company transactions and balances have been eliminated.
During the current period, the Company revised its presentation of Interest income in the consolidated statements of operations and comprehensive income (loss) to provide more meaningful information to financial statement users. Previously, Interest income was included within Other income (expense), net. Comparative prior period amounts have been reclassified to conform to the current period presentation. The reclassification had no impact on net income (loss).

Life360, Inc.
Notes to Consolidated Financial Statements

Use of Estimates
The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make certain estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, net revenue, and expenses. Significant items subject to such estimates, judgments, and assumptions include:
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
•valuation of non-cash consideration, contingent consideration, investments, convertible notes, and embedded derivatives;
•useful lives of long-lived assets; and
•income taxes including valuation allowances on deferred tax assets.
The Company bases its estimates and judgments on historical experience and on various assumptions that it believes are reasonable under the circumstances. Actual results could differ significantly from those estimates.
Recently adopted accounting pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The updates in this ASU are effective for annual periods beginning after December 15, 2024, and can be applied either retrospectively or prospectively. The Company adopted the ASU and has opted for retrospective application to our income tax disclosures as presented in Note 14, "Income Taxes". The adoption of this ASU did not have a material impact on the Company’s financial position or results of operations. Prior-year income tax disclosures for 2024 and 2023 have been updated to conform to the current period presentation.
Accounting pronouncements not yet adopted
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270) Narrow-Scope Improvements. The ASU clarifies and reorganizes interim reporting guidance, including disclosure requirements related to events occurring since the end of the most recent annual reporting period, and improves the presentation and usability of interim financial statement disclosures. The ASU is effective for interim reporting periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of this ASU on its interim financial reporting and does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.
In September 2025, the FASB issued ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract. The ASU narrows the scope of derivative accounting by excluding certain non-exchange-traded contracts whose terms are based on the normal operations or activities of one of the parties, and clarifies that share-based noncash consideration received from a customer in a revenue contract should be accounted for under ASC 606 until the right to the consideration becomes unconditional. The ASU is effective for annual periods beginning after December 15, 2026, and interim periods within those annual periods, with early adoption permitted. The Company does not expect the adoption of this ASU to have a material impact on its financial position or results of operations.

Life360, Inc.
Notes to Consolidated Financial Statements

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

Life360, Inc.
Notes to Consolidated Financial Statements

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
Data revenue is generated primarily through an arrangement with a key data partner that provides location-based analytics to customers in the retail and real estate sectors, municipalities, and other private and public organizations (“Data Partner”). In January 2022, the Company announced a partnership agreement with a Data Partner, a prominent provider of aggregated analytics for the retail ecosystem, in which executives of the Company have an immaterial ownership interest through a passive investment vehicle. This agreement was amended and restated in August 2024, and the term was extended for a period of five years. As part of this partnership, the Data Partner will provide data processing and analytics services to the Company and will have the right to commercialize aggregated data related to place visits during the agreement term. The partnership agreement includes fixed and variable monthly revenue amounts, as well as quarterly minimum guarantees, for access to aggregated data for the duration of the five-year agreement. The Company has an obligation to provide aggregated user data over the term of the partnership agreement and recognizes revenue ratably over the performance period as data is delivered. In connection with the original agreement, the Data Partner issued the Company a warrant to purchase up to 5,100,167 shares of Series C Preferred Stock of the Data Partner (the “Data Revenue Partner Warrant”) at an exercise price of $4.90 per share. The Company estimates and includes variable consideration related to the Data Revenue Partner Warrant, in the transaction price at contract inception to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The partnership agreement has standard payment terms that require payment within 30 days.
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

Life360, Inc.
Notes to Consolidated Financial Statements

Data revenue was $32.7 million, $26.6 million, and $21.6 million for the years ended December 31, 2025, 2024, and 2023, respectively.
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
The grant of the Related Party Warrant was considered non-cash consideration, which the Company measured at fair value on the date of issuance. The Related Party Warrant includes various performance-based vesting conditions based on revenue and operational milestones to be measured and assessed throughout the term of the agreement. As of December 31, 2025, 2,049,191 shares of the Related Party Warrant have vested. The warrant was valued using a Black Scholes option-pricing model, and the fair value of approximately $3.9 million has been included as consideration in the transaction price of the Related Party Agreement, and is also included in prepaid expenses and other assets, noncurrent and deferred revenue on the Company’s consolidated balance sheets. The fair value of the warrant included within deferred revenue is amortized to other revenue over the life of the agreement. The Company recognized $0.9 million, zero, and zero in other revenue on the consolidated statements of operations and comprehensive income (loss) in connection with the Related Party Warrant during the years ended December 31, 2025, 2024, and 2023, respectively.
Partnership revenue was $35.7 million, $9.4 million, and $3.9 million for the years ended December 31, 2025, 2024, and 2023, respectively.
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

Life360, Inc.
Notes to Consolidated Financial Statements

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
Remaining Performance Obligations
Remaining performance obligations represent the amount of contracted future revenue not yet recognized as the amounts relate to undelivered performance obligations, including both deferred revenue and non-cancelable contracted amounts that will be invoiced and recognized as revenue in future periods. Revenue expected to be recognized in connection with remaining performance obligations was $207.1 million as of December 31, 2025, of which the Company expects 43% to be recognized over the next twelve months.
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

Life360, Inc.
Notes to Consolidated Financial Statements

Costs Capitalized to Obtain Contracts
Costs capitalized to obtain contracts are comprised of commission payments in connection with annual subscription sales of the Company’s mobile application through a third-party store platform. These costs that are incremental and directly related to new customer sales contracts are accrued and capitalized upon execution of a non-cancelable customer contract, and subsequently expensed over the estimated period of benefit, which is currently estimated to be three years. The Company has elected the practical expedient under ASC 340-40 to expense incremental costs of obtaining a contract if the amortization periods is one year or less.
Accounts Receivable and Allowances
Accounts receivable are recorded at the invoiced amount, net of allowance for credit losses. The allowance for credit losses is based on the Company’s assessment of the collectibility of accounts by considering the age of each outstanding invoice, the collection history of each customer, and an evaluation of the current expected risk of credit loss based on current economic conditions and reasonable and supportable forecasts of future economic conditions over the life of the receivable. The Company assesses collectibility by reviewing accounts receivable on an aggregated basis where similar characteristics exist and on an individual basis when specific customers with collectibility issues are identified. As of December 31, 2025 and 2024, the allowance for credit losses was $0.1 million and $0.4 million, respectively. For the years ended December 31, 2025, 2024, and 2023, respectively, the provision for credit losses expense was $0.8 million, $0.3 million, and zero.
Included in accounts receivable, net are unbilled receivables, which are amounts that have not yet been invoiced to customers as of the balance sheet date, but are contractually owed to the Company.. As of December 31, 2025 and 2024, unbilled receivables were $10.3 million and $5.5 million, respectively.
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
The Company outsources a significant portion of its manufacturing to an independent contract manufacturer in Asia. A significant portion of its cost of revenue consists of inventory purchased from this manufacturer. The Company’s inventory is held at third party warehouses and the contract manufacturer premises. The Company’s manufacturer procures components and manufactures the Company’s products based on the demand forecasts provided. These forecasts are based on estimates of future demand for the Company’s products, which are in turn based on historical trends and an analysis from the Company’s sales and marketing organizations, adjusted for overall market conditions. Shipments of inventory from the contract manufacturer are recorded as finished goods inventory upon shipment when title and the significant risks and reward of ownership have passed to the Company.
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
Major Customers
The Company’s customers primarily consist of individual consumers, who subscribe to the Company’s product offerings through its third-party platforms (each a “Channel Partner”), data and partnership revenue customers, and retail partners, who purchase hardware tracking devices from the Company and resell them directly to individual consumers. Any changes in customer preferences and trends or changes in terms of use of Channel Partners’ platforms could have an adverse impact on the Company’s results of operations and financial condition.

Life360, Inc.
Notes to Consolidated Financial Statements

The Company derives its accounts receivable from revenue earned from customers located in the U.S. and internationally. Channel and retail partners account for the majority of the Company’s revenue and accounts receivable for all periods presented.
The following tables set forth the information about Channel Partners that processed revenue transactions and retail partners who accounted for more than 10% of revenue or accounts receivable, respectively:

	Percentage of Revenue
	Year Ended December 31,
	2025	2024	2023
Channel Partner (Apple)	52%	53%	53%
Channel Partner (Google)	19%	18%	16%
*    Represents less than 10%

	Percentage of Gross Accounts Receivable
	As of December 31,
	2025	2024
Channel Partner (Apple)	48%	*
Channel Partner (Google)	10%	49%
Data Partner A	*	11%
Retail Partner A	17%	17%
*    Represents less than 10%
Supplier Concentration
The Company currently outsources the manufacturing of its hardware devices to a sole contract manufacturer. Although there are a limited number of manufacturers, management believes that other suppliers could provide similar manufacturing services on comparable terms.
Research and Development Costs
The Company charges costs related to research and development which consist primarily of personnel-related costs for its engineering, product, and design teams, material costs of building and developing prototypes for new products, mobile app development, and allocated overhead.
Sales and Marketing Costs
The Company’s sales and marketing expenses consist primarily of commissions to Channel Partners, personnel-related costs, brand marketing costs, lead generation costs, sales incentives, sponsorships, amortization of acquired intangibles, bad debt expense, and allocated overhead. Commission payments to Channel Partners in connection with annual subscription sales of the Company’s mobile application on third-party store platforms are considered to be incremental and recoverable costs of obtaining a contract with a customer and are either expensed as incurred or deferred and amortized over an estimated period of benefit of three years depending on the subscription type.
Advertising Expense
Advertising expenses are recorded in the period in which cost is incurred, and are presented within sales and marketing expense on the consolidated statements of operations. Advertising expense was $36.1 million, $23.8 million, and $28.6 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Life360, Inc.
Notes to Consolidated Financial Statements

Cash and Cash Equivalents
The Company considers all highly liquid investment securities with remaining maturities at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents include deposit and money market funds. Money market mutual funds are valued using quoted market prices and therefore are classified within Level 1 of the fair value hierarchy.
Restricted Cash
The restricted cash, noncurrent balance of $1.6 million and $1.2 million as of December 31, 2025 and December 31, 2024, respectively, relates to cash deposits restricted under letters of credit issued on behalf of the Company in support of indebtedness to trade creditors incurred in the ordinary course of business.
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
The Company measures certain non-marketable equity securities and warrant investments at fair value on a nonrecurring basis in accordance with ASC 321, Investment - Equity Securities. Instruments are remeasured to fair value when observable price changes in orderly transactions for an identical or a similar investment of the same issuer occur.
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
The recorded carrying amounts of certain financial instruments, including cash and cash equivalents, prepaid expenses, accounts payable, and accounts receivable as of December 31, 2025 and December 31, 2024, approximate fair value due to their short-term maturities. Refer to Note 5, "Fair Value Measurements" and Note 7, "Balance Sheet Components" for additional information on the assets and liabilities measured at fair value.
Property and Equipment, net
Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets. Equipment, computer software, furniture, and product manufacturing equipment, which includes construction-in-process that is capitalized and depreciated when placed into service, have estimated useful lives ranging from three to five years. Leasehold improvements are amortized on a straight-line basis over the lesser of the estimated useful life or the term of the lease with expected renewals.
Costs of maintenance and repairs that do not improve or extend the lives of the respective assets are expensed as incurred. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the balance sheets and the resulting gain or loss is reported in other income (expense), net in the period realized.

Life360, Inc.
Notes to Consolidated Financial Statements

Internally Developed Software
For development costs related to internally developed software projects, including costs incurred in connection with the development of new features added to the Life360 app, the Company capitalizes costs incurred during the application development stage, which begins after the completion of the preliminary project phase and when it is probable that the project will be completed and used as intended. Capitalized costs include personnel and related expenses for employees and fees paid to third-party contractors and vendors directly involved in the development effort. The capitalization of costs stops once the software is substantially complete and ready for its intended use. Costs related to preliminary project activities and post implementation activities are expensed as incurred. Internally developed software is amortized to cost of subscription revenue on a straight-line basis over its estimated useful life, which is generally three years. The Company capitalized $7.0 million, $4.7 million, and $1.7 million during the years ended December 31, 2025, 2024 and 2023, respectively. Capitalized costs are included within intangible assets, net on the consolidated balance sheets.
Lease Obligation
Operating lease right-of-use (“ROU”) assets and lease liabilities are recognized at the present value of the future lease payments at commencement date. The interest rate implicit in the Company’s operating leases is not readily determinable, and therefore an incremental borrowing rate is estimated to determine the present value of future payments. The estimated incremental borrowing rate factors in a hypothetical interest rate on a collateralized basis with similar terms, payments, and economic environments. Operating lease ROU assets also include any prepaid lease payments and lease incentives. ROU assets are assessed for impairment in accordance with ASC 360 whenever events or changes in circumstances indicate the carrying value may not be recoverable. As of December 31, 2025, 2024, 2023, respectively, no impairment expense related to ROU assets has been recognized.
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
In addition, the Company’s operating lease agreement contains tenant improvement allowances from its landlord. These allowances are accounted for as lease incentives and decrease the Company’s ROU asset and reduce single lease cost over the lease term. Refer to Note 7, "Balance Sheet Components" for additional lease disclosures.
Restructuring and Other Charges
Restructuring generally includes significant actions involving employee-related severance charges, facilities consolidation, and contract termination costs. Employee-related severance charges are largely based upon substantive severance plans, while some are mandated requirements in certain foreign jurisdictions. Severance costs generally include severance payments, outplacement services, health insurance coverage, and legal costs. These charges are reflected in the period when both the actions are probable, at the balance sheet date, and the amounts are reasonably estimable.
On January 12, 2023, the Company announced a workforce restructure which resulted in a reduction of the Company’s workforce of approximately 14%. The Company incurred $0.2 million, and $4.0 million in non-recurring personnel and severance related expenses in connection with the restructuring during the years ended December 31, 2024 and 2023 respectively. As of December 31, 2024, all expenses incurred had been paid.
The restructuring costs are recognized in the consolidated statements of operations for the years ended December 31, 2024 and 2023 are as follows (in thousands). The Company did not incur non-recurring personnel and severance related expenses during the year ended December 31, 2025.

Life360, Inc.
Notes to Consolidated Financial Statements

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
Goodwill
Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired and reflects benefits from assets not individually identifiable, including anticipated synergies and growth opportunities. Goodwill amounts are not amortized but are tested for impairment annually as of October 31 of each year, or more frequently if indicators of impairment exist. There was no impairment of goodwill during the years ended December 31, 2025, 2024 and 2023.
Intangible Assets, net
Intangible assets, including acquired, trade names, customer relationships, acquired developed technology, and internally developed software are carried at cost and amortized on a straight-line basis over their estimated useful lives. The Company determines the appropriate useful life of the Company’s intangible assets by measuring the expected cash flows of acquired assets. There was no impairment of intangible assets recorded during the years ended December 31, 2025, 2024 and 2023.
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
The Company reviews long-lived assets for impairment at least annually, or more frequently if events or changes in circumstances would more likely than not reduce the fair value of its single reporting unit below its carrying value. There was no impairment of long-lived assets recognized during the years ended December 31, 2025, 2024 and 2023.

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
Investments
Investments relate to non-marketable equity securities held in privately held companies without readily determinable market values. Investments in non-public businesses that do not have readily determinable pricing, and for which the Company does not have control or does not exert significant influence, are carried at cost less impairments, if any, plus or minus changes in observable prices for those investments. Gains or losses resulting from changes in the carrying value of these investments are included as non-operating expenses on the Company’s consolidated statements of operations and comprehensive income (loss).
Data Revenue Partner Warrant
The Data Revenue Partner Warrant is a non-marketable equity security consisting of a warrant held to purchase shares of preferred stock of a Data Revenue Partner. Refer to the “Revenue Recognition” section above for additional information. In September 2024, an observable price change of the Data Revenue Partner Warrant took place. This resulted in a $5.4 million increase in the investment asset value and a corresponding gain on fair value adjustment recorded in other income (expense), net in the consolidated statements of operations and comprehensive income (loss). There was no gain or loss associated with the Data Revenue Partner Warrant in 2025. The carrying value of the Company’s investment in the Data Revenue Partner Warrant is included in prepaid expenses and other assets, noncurrent in the consolidated balance sheets. As of December 31, 2025 and 2024, the balance was $10.9 million and $10.9 million, respectively.
Related Party Simple Agreement for Future Equity (“SAFE”) Conversion to Related Party Investment
In December 2024, the Company entered into a SAFE with a related party and invested $5.0 million (the “Related Party SAFE”). Under the terms of the SAFE, the Company holds the right to receive equity upon the occurrence of specified future events. For additional information, refer to Note 15, "Related-Party Transactions". In April 2025, the Related Party SAFE was converted into shares of preferred stock in the related party (the “Related Party Investment”). As of December 31, 2024, the Related Party SAFE had a carrying balance of $5.0 million, and as of December 31, 2025, the Related Party Investment had a carrying balance of $5.9 million. Both investments are included in prepaid expenses and other assets, noncurrent on the consolidated balance sheets. Refer to Note 5, "Fair Value Measurements" for additional information on the conversion of the Related Party SAFE to the Related Party Investment.
Related Party Warrant
The Related Party Warrant is a non-marketable equity security consisting of a warrant held to purchase shares of common stock of a related party. Refer to the “Revenue Recognition” section above and Note 15, "Related-Party Transactions" for further details. As of December 31, 2025 and 2024, the carrying value of the Company’s investment in the Related Party Warrant is $3.9 million and is included in prepaid expenses and other assets, noncurrent on the consolidated balance sheets.

Life360, Inc.
Notes to Consolidated Financial Statements

Convertible Note Investment
In May 2025, the Company entered into a series of transactions with Aura Consolidated Group, Inc (“Aura”) including (i) a 3-year advertising partnership and revenue sharing agreement intended to expand the Company's other revenue channels and subscription membership offerings, and (ii) a $25.0 million convertible note investment by the Company into Aura (“Convertible Note Investment”). The note bears zero interest and matures on May 12, 2030. The principal is due at maturity and includes both optional and mandatory conversion features, which may result in conversion into the issuer’s equity upon the occurrence of specific events, including financing events, change in control, or at maturity. The Company elected to apply the fair value option in accordance with ASC 825, Financial Instruments, to account for the hybrid instrument as a single financial instrument. As a result, the entire instrument is measured at fair value, with changes in fair value recognized in the consolidated statements of operations and comprehensive income (loss) within other income (expense). The Convertible Note Investment is included within prepaid expenses and other assets, noncurrent on the consolidated balance sheets.
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
Stock-Based Compensation
The Company maintains an equity incentive plan under which various types of equity-based awards are granted. The Plan allows the Company to grant restricted stock units (“RSUs”), which include time-based, performance-based, and market-based restricted stock units, restricted stock, as well as stock options to employees and consultants of the Company and any of the Company’s parent, subsidiaries, or affiliates, and to the members of the Board of Directors.
The Company accounts for stock-based compensation in accordance with ASC 718, Compensation—Stock Compensation, and recognizes stock-based compensation expense based on the grant-date fair value of the awards. The fair value of RSUs and restricted stock awards is based on the fair value of the Company’s common stock on the grant date. For RSUs with market-based vesting conditions, the Company estimates fair value using a Monte Carlo simulation model. The fair value of stock options is determined using the Black-Scholes option pricing model.
Stock-based compensation expense is recognized over the requisite service period of the awards, which is generally three to four years. Awards with time-based vesting conditions, including RSUs, restricted stock, and stock options, are recognized on a straight-line basis. Awards with performance-based vesting conditions are recognized using an accelerated attribution method when achievement of the performance condition is considered probable and are reassessed each reporting period. Awards with market-based vesting conditions are recognized over the requisite service period and are not adjusted for actual performance outcomes. The Company accounts for forfeitures as they occur.
Refer to Note 13, "Equity Incentive Plan" for further details.
Foreign Currency
The functional currency of the Company’s foreign subsidiary is the respective local currency. Translation adjustments arising from the use of a differing exchange rate from period to period are included in accumulated other comprehensive income (loss) within the consolidated statements of stockholders’ equity. Foreign currency transaction gains and losses are included in other income (expense), net in the consolidated statements of operations and were not material during the years ended December 31, 2025, 2024 or 2023. All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenue and expenses are translated at the average exchange rate during the period.

Life360, Inc.
Notes to Consolidated Financial Statements

Income Taxes
The Company accounts for income taxes under the asset and liability method. The Company estimates actual current tax exposure together with assessing temporary differences resulting from differences in accounting for reporting purposes and tax purposes for certain items, such as accruals and allowances not currently deductible for tax purposes. These temporary differences result in deferred tax assets and liabilities, which are included in the Company’s balance sheets. In general, deferred tax assets represent future tax benefits to be received when certain expenses previously recognized in the Company’s statements of operations and comprehensive income (loss) become deductible expenses under applicable income tax laws or when net operating loss or credit carryforwards are utilized. Accordingly, realization of the Company’s deferred tax assets is dependent on future taxable income against which these deductions, losses and credits can be utilized.
The Company must assess the likelihood that the Company’s deferred tax assets will be recovered from future taxable income, and to the extent the Company believes that recovery is not likely, the Company establishes a valuation allowance. To the extent recovery is not considered likely, any previously established valuation allowance is released in the period such determination is made. The assessment of whether a valuation allowance is required often requires significant judgment including current and historical operating results, the forecast of future taxable income and on-going prudent and feasible tax planning initiatives.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company did not accrue any interest or penalties related to income tax positions during the years ended December 31, 2025, 2024, and 2023.
Net Income (Loss) Per Share
The Company computes basic and diluted net income (loss) per share in conformity with ASC 260, Earnings per Share. Basic net income (loss) per share is calculated by dividing the net income (loss) by the weighted-average number of shares of common stock outstanding during the period.
Diluted net income (loss) per share reflects the potential dilution that could occur from securities that may result in the issuance of common stock and is calculated by dividing net income (loss) by the diluted weighted-average number of shares outstanding. Diluted weighted-average shares outstanding include the effect of potential dilutive securities outstanding during the period, including stock options, restricted stock units, warrants, and other similar equity-based securities, which are calculated using the treasury stock method, as well as convertible debt instruments, which are calculated using the if-converted method. Potential common shares are excluded from diluted net income (loss) per share when their effect would be antidilutive.
Refer to Note 17, "Net Income (Loss) Per Share" for further details.

Life360, Inc.
Notes to Consolidated Financial Statements

3. Segment and Geographic Revenue
The Company operates as one operating segment. Operating segments are defined as components of an entity for which separate financial information is regularly evaluated by the chief operating decision maker (“CODM”), which is the Company’s Chief Executive Officer, in deciding how to allocate resources and assess performance. The Company’s CODM evaluates financial information and resources and assesses the performance of these resources on a consolidated basis. There is no expense or asset information that is supplemental to information disclosed within the consolidated financial statements, that is regularly provided to the CODM. The allocation of resources and assessment of performance of the operating segment is based on consolidated net income (loss) and functional expenses as reported on our consolidated statements of operations and comprehensive income (loss). Because the Company operates as one operating segment, financial segment information, including expense and asset information, can be found in the consolidated financial statements. All material long-lived assets are based in the U.S.
Revenue by geography is generally based on the address of the customer as defined in the contract with the customer. The following table sets forth revenue by geographic region for the periods presented (in thousands):

	Year Ended December 31,
	2025	2024	2023
North America	$425,760	$325,787	$272,727
Europe, Middle East and Africa	36,098	27,322	19,159
Other international regions	27,623	18,375	12,632
Total revenue	$489,481	$371,484	$304,518
The Company’s revenues in the U.S. were $415.4 million, or 85%, of total revenue for the year ended December 31, 2025, $318.6 million, or 86%, of total revenue for the year ended December 31, 2024, and $258.5 million, or 85% of total revenue for the year ended December 31, 2023.
4. Deferred Revenue
The following table represents a roll forward of the Company’s deferred revenue (in thousands):

	Year Ended December 31,
	2025	2024
Deferred revenue, beginning of period	$45,198	$35,774
Additions to deferred revenue	386,753	304,903
Recognized revenue in the period	(381,244)	(295,479)
Deferred revenue, end of period	$50,707	$45,198
During the year ended December 31, 2025, the Company recognized $39.9 million of revenue that was included in the deferred revenue balance as of December 31, 2024. During the year ended December 31, 2024, the Company recognized $33.9 million of revenue that was included in the deferred revenue balance as of December 31, 2023.

Life360, Inc.
Notes to Consolidated Financial Statements

5. Fair Value Measurements
Recurring Fair Value Measurements
The Company measures and reports certain assets and liabilities at fair value on a recurring basis. The fair value of these assets and liabilities as of December 31, 2025 and December 31, 2024 are classified as follows (in thousands):

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$332,808	$—	$—	$332,808
Convertible Note Investment	—	—	24,726	24,726
Total assets	$332,808	$—	$24,726	$357,534

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$133,959	$—	$—	$133,959
Total assets	$133,959	$—	$—	$133,959
The change in fair value of the Level 3 instruments were as follows (in thousands):

As of December 31, 2025
Convertible Note Investment
Fair value, beginning of the year	$—
Initial investment	25,000
Changes in fair value	(274)
Fair value, end of period	$24,726

	As of December 31, 2024
	Derivative Liability	September 2021 Convertible Notes
Fair value, beginning of the year	217	3,449
Changes in fair value	1,707	608
Settlement of September 2021 Convertible Notes upon conversion (Note 8)	—	(3,548)
Gain on settlement of September 2021 Convertible Notes (Note 8)	—	(509)
Gain on settlement of derivative liability (Note 9)	(1,924)	—
Fair value, end of period	$—	$—
For the year ended December 31, 2025, the Company recorded a loss associated with the change in fair value of the Convertible Note Investment of $0.3 million. The amounts have been recorded in other income (expense), net in the consolidated statement of operations and comprehensive income (loss).
For the year ended December 31, 2024, the Company recorded a loss associated with the change in fair value of the derivative liability of $1.7 million and a gain related to the settlement of the derivative liability upon conversion of the July 2021 Convertible Notes of $1.9 million. For the year ended December 31, 2024, the Company recorded a loss associated with the change in fair value of the September 2021 Convertible Notes of $0.6 million and a gain related to the settlement of the September 2021 Convertible Notes upon conversion of $0.5 million. The amounts have been recorded in other income (expense), net in the consolidated statement of operations and comprehensive income (loss).

Life360, Inc.
Notes to Consolidated Financial Statements

Non-Recurring Fair Value Measurements
In April 2025, a related party completed a qualified equity financing and the Related Party SAFE was converted into the Related Party Investment. The conversion resulted in an observable price change based on the financing round for identical preferred shares. As a result, a $0.9 million gain on the change in the fair value of the investment was recorded within other income (expense), net on the consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2025. The Related Party Investment is classified within Level 2 of the fair value hierarchy as the valuation is based on an observable price for identical shares that are not readily determinable. The Related Party Investment balance as of December 31, 2025 was $5.9 million and is included within prepaid expenses and other assets, noncurrent on the consolidated balance sheet.
6. Business Combinations
Fantix, Inc.
On February 27, 2025, the Company entered into an Asset Purchase Agreement with Fantix, Inc., to purchase certain assets of Fantix, Inc. for total consideration of $4.5 million, consisting of $3.5 million in cash and $1.0 million in common stock. Of the $3.5 million in cash consideration, $2.8 million was paid at closing and $0.7 million, which is payable one year from the closing date, has been recorded in accrued expenses and other current liabilities on the Company’s consolidated balance sheet. The transaction has been accounted for as a business combination.
The Company also recorded $3.6 million to intangible assets, net and $0.9 million to goodwill. Goodwill represents the excess of the purchase price over the fair value of net assets acquired and reflects benefits from assets not individually identifiable, including anticipated synergies and growth opportunities. The goodwill is not deductible for tax purposes.
The Company has not presented the pro forma results of operations for the Fantix, Inc. acquisition as the impact is not material to the Company’s consolidated results of operations.
7. Balance Sheet Components
Accounts receivable, net
Accounts receivable, net consists of the following (in thousands):

	As of December 31,
	2025	2024
Accounts receivable	$80,809	$58,391
Allowance for credit losses	(94)	(394)
Total accounts receivable, net	$80,715	$57,997
Accounts receivable, net is presented net of the allowance for credit losses, which represents management’s estimate of expected credit losses based on historical trends, current economic conditions, and other relevant factors as of December 31, 2025 and 2024, respectively.
Inventory
Inventory consists of the following (in thousands):

	As of December 31,
	2025	2024
Raw materials	$40	$24
Finished goods	9,827	8,033
Total inventory	$9,867	$8,057

Life360, Inc.
Notes to Consolidated Financial Statements

There were no inventory write-offs recorded for the years ended December 31, 2025 and 2024. The Company recorded a raw materials inventory write-off of $0.9 million for the year ended December 31, 2023. The write-off resulted from a discontinuation of a product line in the Company’s product roadmap where the raw materials had no alternative use.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	As of December 31,
	2025	2024
Prepaid expenses	$17,838	$11,074
Other receivables	2,212	3,525
Total prepaid expenses and other current assets	$20,050	$14,599
Prepaid expenses primarily consist of advance payments for certain cloud platform costs, advertising, information technology solutions, insurance, and inventory. Other receivables primarily consist of refunds owed to the Company and other amounts which the Company is expected to receive in less than twelve months.
Property and Equipment, net
Property and equipment, net consists of the following (in thousands):

	As of December 31,
	2025	2024
Computer equipment	$297	$297
Leasehold improvements	86	101
Production manufacturing equipment	4,067	2,026
Construction in progress	—	362
Furniture and fixtures	29	29
Total property and equipment, gross	4,479	2,815
Less: accumulated depreciation	(1,460)	(1,036)
Total property and equipment, net	$3,019	$1,779
Construction in progress relates to certain costs incurred with production manufacturing equipment.
Depreciation expense was $0.4 million, $0.3 million, and $0.1 million for the years ended December 31, 2025, 2024, and 2023, respectively.
Prepaid Expenses and Other Assets, noncurrent
Prepaid expenses and other assets, noncurrent consist of the following (in thousands):

	As of December 31,
	2025	2024
Prepaid expenses, noncurrent	$3,110	$1,849
Convertible Note Investment	24,726	—
Data Revenue Partner Warrant	10,864	10,864
Related Party Investment	5,882	—
Related Party Warrant	3,898	3,898
Related Party SAFE	—	5,000
Total prepaid expenses and other assets, noncurrent	$48,480	$21,611

Life360, Inc.
Notes to Consolidated Financial Statements

Prepaid expenses, noncurrent primarily consist of cloud platform costs. As of December 31, 2025, other assets consists of investments, including the Convertible Note Investment, Data Revenue Partner Warrant, Related Party Investment, and Related Party Warrant. As of December 31, 2024, investments relate to the Data Revenue Partner Warrant, the Related Party Warrant, and the Related Party SAFE. Refer to Note 2, "Summary of Significant Accounting Policies" for additional information.
Leases
The Company leases office space under a non-cancelable operating lease with a remaining lease term of up to 0.9 years, which includes the option to extend the lease.
The Company did not have any finance leases as of December 31, 2025 or December 31, 2024.
Operating lease costs were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Operating lease cost (1)	$502	$452	$924
(1)    Amounts include short-term leases, which are immaterial.
For the years ended December 31, 2025, 2024, and 2023, payments for operating leases included in cash from operating activities were $0.4 million, $0.4 million and $0.9 million, respectively.
Supplemental balance sheet information related to leases is as follows (in thousands, except lease term):

	As of December 31,
	2025	2024
Operating lease right-of-use asset	$335	$683
Operating lease liability, current (included in accrued expenses and other current liabilities)	359	364
Operating lease liability, noncurrent (included in other liabilities, noncurrent)	—	359
Weighted-average remaining term for operating lease (in years)	0.9	1.9
The weighted-average discount rate used to measure the present value of the operating lease liabilities was 5.0% for each period presented.
Maturities of the Company’s operating lease liabilities as of December 31, 2025, were as follows (in thousands):

Operating leases
2026	$367
Total future minimum lease payments	367
Less imputed interest	(8)
Total operating lease liability	$359

Life360, Inc.
Notes to Consolidated Financial Statements

Goodwill and Intangible Assets, net
Intangible assets, net consists of the following (in thousands):

	As of December 31, 2025
	Gross	Accumulated Amortization	Net
Trade name	$23,380	$(9,575)	$13,805
Technology	25,985	(18,756)	7,229
Customer relationships	15,290	(7,595)	7,695
Internally developed software	14,113	(4,565)	9,548
Total	$78,768	$(40,491)	$38,277

	As of December 31, 2024
	Gross	Accumulated Amortization	Net
Trade name	$23,380	$(7,100)	$16,280
Technology	22,430	(13,677)	8,753
Customer relationships	15,290	(5,668)	9,622
Internally developed software	7,076	(1,157)	5,919
Total	$68,176	$(27,602)	$40,574
For the years ended December 31, 2025 and 2024, the Company capitalized $7.0 million and $4.7 million, respectively, in internally developed software.
For the years ended December 31, 2025, 2024, and 2023, amortization expense was $12.9 million, $9.5 million, and $9.0 million, respectively.
As of December 31, 2025, the estimated remaining amortization expense for intangible assets by fiscal year is as follows (in thousands):

Amount
2026	$13,013
2027	8,320
2028	5,454
2029	4,498
2030	2,143
Thereafter	2,027
Total future amortization expense	35,455
Internally developed software not yet in service	2,822
Total future amortization expense	$38,277
The weighted-average remaining useful lives of the Company’s acquired intangible assets are as follows:

Weighted-Average Remaining Useful Life
As of December 31,
	2025	2024
Trade name	5.5 years	7.0 years
Technology	2.3 years	1.9 years
Customer relationships	3.9 years	5.1 years
Internally developed software	2.3 years	2.6 years

Life360, Inc.
Notes to Consolidated Financial Statements

As of December 31, 2025 and December 31, 2024, the Company had $2.8 million and $0.9 million of capitalized internally developed software projects that were not yet in service, respectively. These projects have been excluded from the weighted-average remaining useful life calculation for internally developed software in the table above.
As of December 31, 2025 and December 31, 2024, goodwill was $134.6 million and $133.7 million, respectively. Goodwill increased $0.9 million in connection with the Fantix, Inc. acquisition. Refer to Note 6, "Business Combinations" for additional information.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	As of December 31,
	2025	2024
Accrued vendor expenses	$14,891	$13,856
Customer related promotions and discounts	14,013	9,761
Accrued compensation	7,121	3,834
Sales return reserves	2,072	2,817
Other current liabilities	3,905	1,747
Total accrued expenses and other current liabilities	$42,002	$32,015
As of December 31, 2025, other current liabilities primarily relate to the Company’s deferred purchase price liability related to the Fantix, Inc. acquisition, inventory received but not yet billed, and sales taxes payable. As of December 31, 2024, other current liabilities primarily relate to the operating lease liability and sales tax payable.
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

Life360, Inc.
Notes to Consolidated Financial Statements

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
As of December 31, 2025, the June 2025 Convertible Notes are classified as noncurrent as the conditions allowing holders of the notes to convert have not been met and the notes are not redeemable until June 5, 2028. The balance has been recorded within convertible notes, net, noncurrent on the Company’s consolidated balance sheet.
The net carrying amount of the June 2025 Convertible Notes consists of the following (in thousands):

As of December 31,
2025
Principal	$320,000
Unamortized debt issuance costs	(9,614)
Net carrying amount	$310,386
The debt issuance costs are amortized to interest expense over the term of the June 2025 Convertible Notes using the effective interest rate method. The effective interest rate used to amortize the debt issuance costs is 0.68%. Interest expense recognized related to the June 2025 Convertible Notes was $1.3 million for the year ended December 31, 2025. Interest expense is included within other income (expense), net on the consolidated statements of operations and comprehensive income (loss).
The estimated fair value of the June 2025 Convertible Notes, which we classify as Level 2 financial instruments, was determined using observable market prices. As of December 31, 2025, the estimated fair value of the June 2025 Convertible Notes was $343.2 million.
June 2025 Capped Calls
In connection with the pricing of the June 2025 Convertible Notes, the Company entered into privately-negotiated capped call transactions with certain dealer counterparties (the “June 2025 Capped Calls”). The June 2025 Capped Calls have an initial strike price of approximately $80.97 per share, which corresponds to the initial conversion price of the June 2025 Convertible Notes and is subject to certain adjustments. The June 2025 Capped Calls have a cap price of $122.22 per share, which is also subject to certain adjustments. The $33.7 million cost incurred in connection with the June 2025 Capped Calls was recorded as a reduction to Additional paid-in capital on the Company’s consolidated balance sheet. This was partially offset by an $8.0 million increase to Additional paid-in capital related to the release of the associated valuation allowance as of December 31, 2025. Conditions triggering adjustments to the initial strike price and the initial cap price of these capped calls are similar to those causing adjustments for the June 2025 Convertible Notes.

Life360, Inc.
Notes to Consolidated Financial Statements

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
July 2021 Convertible Notes
In July 2021, the Company issued the July 2021 Convertible Notes to investors with an underlying principal amount of $2.1 million. In June 2024, the July 2021 Convertible Notes were converted to common stock based on a fixed conversion price of $11.96 per share. At the time of conversion, the July 2021 Convertible Notes had an outstanding principal and accrued interest balance of $2.2 million. As a result of the conversion, 184,192 shares of common stock were issued to the holders in redemption of the outstanding July 2021 Convertible Notes. In June 2024, the fair value of the issued common stock was recorded within additional paid-in capital on the Company’s consolidated balance sheet and a $0.9 million loss on the settlement of the July 2021 Convertible Notes was recorded in other income (expense), net on the consolidated statements of operations and comprehensive income (loss). As of December 31, 2025 and 2024, the balance of the July 2021 Convertible Notes is zero on the Company’s consolidated balance sheets.
The Company recognized a total of zero, $0.1 million, and $0.4 million in non-cash interest expense related to the July 2021 Convertible Notes for the years ended December 31, 2025, 2024, and 2023, respectively.
September 2021 Convertible Notes
In September 2021, the Company issued $11.6 million representing the fair value of convertible notes (the “September 2021 Convertible Notes”) and $1.6 million of revesting convertible notes that vested over time. In April 2024, the holders of the September 2021 Convertible Notes elected to convert their notes and accrued interest to common stock based on a fixed conversion price of $22.50 per share. At the time of conversion, the September 2021 Convertible Notes had an outstanding principal and accrued interest balance of $3.5 million. As a result of the conversion, 157,685 shares of common stock with a fair value of $3.5 million were issued to the holders in redemption of the outstanding September 2021 Convertible Notes. In April 2024, the fair value of the issued common stock was recorded within additional paid-in capital on the Company’s consolidated balance sheet and a $0.5 million gain on settlement of the September 2021 Convertible Notes was recorded in other income (expense), net on the consolidated statements of operations and comprehensive income (loss). As of December 31, 2025 and 2024, the balance of the September 2021 Convertible Notes is zero on the Company’s consolidated balance sheets.
9. Derivative Liability
The Company’s derivative liability, which represented embedded share-settled redemption features bifurcated from its July 2021 Convertible Notes, was settled in June 2024 upon the conversion of the July 2021 Convertible Notes to common stock based on a fixed conversion price of $11.96 per share. A $1.9 million gain was recorded at the time of conversion within other income (expense), net on the consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2024. As of December 31, 2025 and 2024, the fair value of the derivative liability was zero on the Company’s consolidated balance sheets.
10. Commitments and Contingencies
Purchase Commitments
The Company has contractual commitments with our cloud platform provider and contract manufacturer that are non-cancellable. As of December 31, 2025, future non-cancellable commitments under these arrangements were as follows (in thousands):

Life360, Inc.
Notes to Consolidated Financial Statements

Amount
2026	$39,062
2027	26,000
Total purchase commitments	$65,062
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
To date, the Company has not incurred significant costs and has not accrued any material liabilities in the accompanying consolidated financial statements as a result of its indemnification obligations.
Litigation and Arbitration
Occasionally, the Company is involved in various legal proceedings, formal and informal dispute resolution processes, which may include arbitration or litigation, claims, and government investigations in the ordinary course of business. The outcome of litigation and other legal matters is inherently uncertain, though the Company intends to vigorously defend against any such matters. In making a determination regarding accruals, using available information, the Company evaluates the likelihood of an unfavorable outcome in legal or regulatory proceedings to which the Company is a party and records a loss contingency when it is probable a liability has been incurred and the amount of the loss can be reasonably estimated. When the Company determines an unfavorable outcome is not probable or reasonably estimable the Company does not accrue for any potential litigation loss. Actual outcomes of these legal and regulatory proceedings may materially differ from the Company’s estimates.
As previously disclosed, in March 2019, Cellwitch, Inc. filed a patent infringement action against Tile in the U.S. District Court for the Northern District of California. Following inter partes review proceedings in which the Patent Trial and Appeal Board invalidated a majority of the asserted claims, and subsequent affirmance by the U.S. Court of Appeals for the Federal Circuit, the district court proceedings continued. As previously reported in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, in April 2024, the district court invalidated all but two asserted claims. On May 16, 2025, the district court granted Tile’s motion for summary judgment of non-infringement, and on June 12, 2025, Cellwitch statutorily disclaimed the asserted patent. In light of these developments, no loss was considered probable and no litigation reserve was recorded. On August 5, 2025, the parties settled the remaining claims at no cost.

Life360, Inc.
Notes to Consolidated Financial Statements

On August 14, 2023, plaintiffs Stephanie Ireland-Gordy and Shannon Ireland-Gordy filed a putative class action lawsuit against Tile, Life360, and Amazon.com, Inc. in the U.S. District Court for the Northern District of California (the “Court”), seeking damages as well as injunctive and declaratory relief. An amended complaint was filed on April 26, 2024, adding named plaintiffs Melissa Broad and Jane Doe. Plaintiffs allege that Tile trackers were used by third parties to monitor their movements without their consent, and assert product liability and other claims. On February 14, 2025, the Company filed a Motion to Dismiss. As of August 6, 2025, the Court granted the Company’s Motion to Dismiss the claims of the Ireland-Gordy plaintiffs with prejudice and the remaining plaintiffs' claims are stayed pending an appeal of the Court's ruling on the Company's Motion to Compel Arbitration, which was granted-in-part and denied-in-part. The hearing on the appeal occurred on January 5, 2026. At this time, a loss is not probable nor estimable, and as a result, no legal accrual has been recorded on the Company’s consolidated balance sheet as of December 31, 2025.
The Company receives claims and other threats of litigation from customers in the ordinary course of business. These claims are arbitrable and the Company accrues various costs for these claims including arbitration fees, legal fees and costs. At this time, a loss is not probable nor estimable from any such claims, and as a result, no legal accruals have been recorded on the Company’s consolidated balance sheet as of December 31, 2025.
No litigation reserve was recorded on the Company’s consolidated balance sheets as of December 31, 2025 or December 31, 2024.
11. Common Stock
The Company has the following potentially outstanding common stock reserved for issuance:

	As of December 31,
	2025	2024
Issuances under stock incentive plan, stock options	4,108,029	5,673,947
Issuances upon exercise of common stock warrants	—	7,761
Issuances upon vesting of restricted stock units	4,294,367	5,091,601
Shares reserved for shares available to be granted but not granted yet	15,118,992	12,815,029
	23,521,388	23,588,338
12. Warrants
As of December 31, 2024, the Company had 7,761 outstanding warrants, entitling the holder thereof to purchase shares of the Company’s common stock with an exercise price of $6.44. In September 2025, all 7,761 outstanding warrants were exercised on a cashless basis at an exercise price of $6.44 per share, resulting in the issuance of 7,205 shares of common stock. As of December 31, 2025, no warrants remained outstanding.
13. Equity Incentive Plan
2011 Equity Incentive Plan
The Company’s 2011 Stock Plan was originally adopted by the Company’s Board of Directors on July 27, 2011 and the Company’s stockholders on October 11, 2011, and most recently amended and restated, and adopted by the Board of Directors on March 10, 2020 and the Company’s stockholders on July 21, 2020 (as restated, the “Plan”). The Plan allows the Company to grant restricted stock units (“RSUs”), which include time-based, performance-based, and market-based restricted stock units, restricted stock, as well as stock options to employees and consultants of the Company and any of the Company’s parent, subsidiaries, or affiliates, and to the members of the Board of Directors. Options granted under the Plan may be either incentive stock options or nonqualified stock options. Incentive stock options (“ISOs”) may be granted only to employees of the Company or any of the Company’s parent or subsidiaries (including officers and directors who are also employees). Nonqualified stock options (“NSOs”) may be granted to any person eligible for grants under the Plan.
As of December 31, 2025, the Company had 23,521,388 shares reserved for issuance and 15,118,992 shares available for issuance under the Plan.

Life360, Inc.
Notes to Consolidated Financial Statements

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
Performance-Based Restricted Stock Units
PRSUs are granted primarily to executive officers and, in limited cases, to certain other senior-level employees. Vesting is based on continued service and the attainment of certain financial performance metrics, including revenue and Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization targets, over a one-year performance period, as established and approved by the Board of Directors. The number of shares issued upon vesting may be greater or lesser than the target award amount depending on actual performance, and shares attained over target will be recognized as awards granted in the period earned.
During the years ended December 31, 2025 and 2024, 225,386 and 115,403 PRSUs (“the Target Grant”) were granted with a weighted average grant-date fair value per share of $36.61 and $27.40, respectively. No PRSUs were granted during the year ended December 31, 2023. The fair value of PRSUs is determined based on the closing price of the Company’s common stock on the date of grant. Stock-based compensation expense is recognized on a graded-vesting basis for multi-tranche awards and on a straight-line basis for single-tranche awards, based on the estimated probability of achieving the performance conditions, which is reassessed each period. If achievement of the performance conditions is not considered probable, all previously recognized stock-based compensation expense related to the unvested awards is reversed.
As of December 31, 2025, the performance goals for the PRSU awards granted in 2025 have been achieved. Accordingly, stock-based compensation cost related to these awards is no longer subject to reversal, and vesting is contingent solely upon the continued service conditions. In accordance with the vesting schedule of the awards, no shares related to these awards have vested as of December 31, 2025.
Market-Based Restricted Stock Units
Certain executive officers were granted MRSUs during the year ended December 31, 2025. No MRSUs were granted during the year ended December 31, 2024 or 2023. Vesting is based on continued service and the Company’s total shareholder return during one-year, two-year, and three-year performance periods as measured relative to the group of companies comprising the S&P Software and Services Index. The number of shares issued upon vesting may vary from the target award amount depending on actual performance, and shares attained over the target will be recognized as awards granted in the period earned.
During the year ended December 31, 2025, 59,622 MRSUs were granted with a total weighted average grant-date fair value per share of $114.73. Stock-based compensation expense is recognized on a graded-vesting basis over the requisite service period and is not adjusted for actual performance outcomes.
The Company estimated the fair value of the MRSUs granted using a Monte Carlo simulation model with the following assumptions:

	Tranche 1	Tranche 2	Tranche 3
Expected volatility	55.6%	55.6%	55.6%
Risk-free interest rate based on U.S. Treasury yields	3.8%	3.6%	3.6%
Expected term (years)	1	2	3
Weighted average grant-date fair value per share	$99.14	$121.80	$122.99

Life360, Inc.
Notes to Consolidated Financial Statements

RSUs, including TRSUs, PRSUs, and MRSUs
RSU activity for the periods presented is as follows:

	Number of Shares	Weighted average grant date fair value
Balance as of December 31, 2024	5,091,601	$19.22
RSUs granted	2,167,685	49.79
RSUs vested and settled	(2,452,615)	19.78
RSUs cancelled/forfeited	(512,304)	19.79
Balance as of December 31, 2025	4,294,367	$34.05
As of December 31, 2025, there was total unrecognized stock-based compensation expense for outstanding RSUs of $127.7 million to be recognized over a period of approximately 2.8 years. This amount is comprised of unrecognized compensation expense of $116.2 million related to outstanding TRSUs, $5.7 million related to outstanding PRSUs, and $5.8 million related to outstanding MRSUs.
The number of RSUs vested and settled includes shares of common stock that the Company withheld on behalf of employees to satisfy the tax withholding requirements.
RSUs granted during the years ended December 31, 2025, 2024, and 2023 had a weighted average grant date fair value of $49.79, $27.36, and $13.15 per share, respectively. The total fair value of shares vested during the years ended December 31, 2025, 2024, and 2023 was $160.8 million, $101.0 million, and $39.2 million, respectively.
Stock Options
The Company granted no stock options during the years ended December 31, 2025, 2024, and 2023. Outstanding options at December 31, 2025 relate to historical grants under the Plan.
The following summary of stock option activity for the periods presented is as follows (in thousands, except share and per share data):

	Number of Shares Underlying Outstanding Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Balance as of December 31, 2024	5,673,947	$6.16	3.9	$199,239
Options granted	—	—
Options exercised	(1,545,786)	7.43
Options cancelled/forfeited	(20,132)	10.30
Balance as of December 31, 2025	4,108,029	5.66	2.8	240,230
Exercisable as of December 31, 2025	4,064,254	$5.60	2.8	$237,923
As of December 31, 2025, there was total unrecognized compensation cost for outstanding stock options of $0.1 million to be recognized over a period of approximately 0.3 years.
The intrinsic values of outstanding, vested, and exercisable options were determined by multiplying the number of shares by the difference in exercise price of the options and the fair value of the common stock as of December 31, 2025, 2024, and 2023 of $64.14, $41.27, and $15.46 per share, respectively. The intrinsic value of the options exercised represents the difference between the exercise price and the fair market value on the date of exercise. The total intrinsic value of the options exercised during the years ended December 31, 2025, 2024, and 2023 was $88.8 million, $18.2 million, and $7.7 million, respectively.

Life360, Inc.
Notes to Consolidated Financial Statements

Stock-Based Compensation
Stock-based compensation expense was allocated as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cost of subscription revenue	$1,869	$730	$651
Cost of hardware revenue	1,476	798	1,096
Cost of other revenue	8	4	43
Total cost of revenue	3,353	1,532	1,790
Research and development	28,037	25,457	22,015
Sales and marketing	7,029	3,344	3,059
General and administrative	17,041	11,936	11,648
Total stock-based compensation expense, net of amounts capitalized	$55,460	$42,269	$38,512
There was $1.3 million and $0.7 million of capitalized stock-based compensation costs during the years ended December 31, 2025 and 2024, respectively. There was an immaterial amount of capitalized stock-based compensation costs during the year ended December 31, 2023.
14. Income Taxes
During the year ended December 31, 2025, the Company incurred $30.6 million of pre-tax net operating income in the U.S. and $2.0 million of pre-tax net operating income internationally.
The Provision for (benefit from) income taxes is composed of the following (in thousands):

	Year Ended December 31,
	2025	2024	2023
Current
State and local	$181	$(71)	$616
Total current	181	(71)	616
Deferred
Federal	(104,351)	—	—
State and local	(14,003)	—	—
Total deferred	(118,354)	—	—
Provision for (benefit from) income taxes	$(118,173)	$(71)	$616

Life360, Inc.
Notes to Consolidated Financial Statements

The reconciliation of the Company’s effective tax to the U.S. statutory federal income tax is as follows:

	Year Ended December 31,
	2025		2024		2023
	(in thousands)	Percent	(in thousands)	Percent	(in thousands)	Percent
Statutory federal income tax	$6,858	21%	$(972)	21%	$(5,640)	21%
State and local income taxes, net of federal income tax effect (1)	(10,264)	(31)%	114	(2)%	338	(1)%
Tax credits
Research & development tax credits	(2,915)	(9)%	(4,805)	104%	(2,296)	9%
Change in valuation allowance	(87,509)	(269)%	11,936	(259)%	4,475	(18)%
Nondeductible items
Stock issuance cost		—%	1,178	(25)%		—%
Stock-based compensation	(30,207)	(92)%	(12,641)	273%	(267)	1%
Other permanent differences	1,069	3%	157	(3)%	239	(1)%
Officer compensation - 162(m)	7,794	24%	4,701	(102)%	2,666	(10)%
Fair value adjustment		—%	154	(3)%	181	(1)%
Meals & entertainment	80	—%	53	(1)%	72	—%
Worldwide changes in unrecognized tax benefits	(3,079)	(9)%	54	(1)%	909	(3)%
Foreign tax effects
Canadian rate differential	128	—%	71	(2)%	18	—%
Canadian SRED credit(2)	(406)	(1)%	1,065	(23)%	(704)	3%
Canadian valuation allowance	278	1%	(1,136)	25%	625	(2)%
Effective income tax	$(118,173)	(362)%	$(71)	2%	$616	(2)%
(1) The states and local jurisdictions that contribute to the majority (greater than 50%) of the tax effect in this category include Illinois, California, New York, Georgia, Pennsylvania, and Tennessee.
(2) Canadian SRED credit refers to the Canadian Scientific Research and Experimental Development tax incentive program.

Life360, Inc.
Notes to Consolidated Financial Statements

The significant components of net deferred income tax assets were as follows (in thousands):

	Year Ended December 31,
	2025	2024
Deferred tax assets
Reserves and allowances	$3,400	$2,977
Lease liability	85	175
Net operating loss carryforward	80,404	52,776
Stock-based compensation	3,907	3,307
Capitalized research and development	28,441	42,610
Credits carryforward	22,033	16,937
June 2025 Convertible Notes	7,157	—
Total deferred tax assets	145,427	118,782
Deferred tax liabilities
Operating lease ROU asset	(80)	(165)
Depreciable assets	(274)	(125)
Acquired intangibles	(7,764)	(9,178)
Data Revenue Partner Warrant	(2,347)	(2,302)
Total deferred tax liabilities	(10,465)	(11,770)
Less: Valuation allowance and other reserves	(8,544)	(107,012)
Deferred tax assets, net	$126,418	$—
The valuation allowance decreased by $98.5 million during 2025 due to the release of the valuation allowance on the Company’s U.S. and state deferred tax assets. As a result of the release, the Company recognized $126.4 million of previously unrecognized net deferred tax assets on the consolidated balance sheet. Additionally, the Company recorded $118.4 million in Provision for (benefit from) income taxes on the consolidated statement of operations and comprehensive income (loss), and $8.0 million as an increase to Additional paid-in capital related to the purchase of the June 2025 Capped Calls on the consolidated statement of stockholders’ equity.
The remaining valuation allowance of $8.5 million primarily relates to California state tax credits and Canadian SRED credits as of December 31, 2025. Since the Company mainly conducts research and development activities in California, but earns a substantial portion of its U.S. income in other states, the Company could not assert, at the required more likely than not level of certainty, that it would generate future taxable California income sufficient to realize the benefit of those deferred tax assets. Similarly, the Company has historically generated more Canadian tax credits than it utilizes each year. Accordingly, the Company maintained a valuation allowance specific to California state tax credits and Canadian SRED credits.
At December 31, 2025 the Company had approximately $339.9 million and $135.4 million of federal and state net operating loss carryforwards, respectively, available to offset future taxable income. Such carryforwards expire in varying amounts beginning in 2027. The federal net operating loss carryforwards of $254.7 million arising after December 31, 2017 do not expire.
The Company also had federal and state research and development credit carryforwards of $18.5 million and $10.4 million, respectively. The federal tax credits expire in varying amounts beginning in 2034. The state tax credits do not expire. Additionally, the Company has approximately $0.5 million of tax credits in Canada, which are expected to expire in varying amounts beginning 2033.
The Tax Reform Act of 1986 limits the use of net operating loss carryforwards in certain situations where changes occur in the stock ownership of a Company. The annual limitation may result in the expiration of net operating losses and credits before utilization. The Company performed a Section 382 analysis through December 31, 2025. The Company does not expect any previous ownership changes (as defined under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended) to result in a limitation that will materially reduce the total amount of net operating loss carryforwards and credits that can be utilized. Subsequent ownership changes may affect the limitation in future years.

Life360, Inc.
Notes to Consolidated Financial Statements

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
As of December 31, 2025 and 2024, the Company had $7.4 million and $12.0 million, respectively, of gross unrecognized tax benefits related to federal and state research credits. As of December 31, 2025, $5.0 million of these unrecognized tax benefits, if recognized, would affect the Company’s effective tax rate.
The aggregate changes in the balance of gross unrecognized tax benefits were as follows (in thousands):

Balance as of December 31, 2023	$12,059
Additions based on tax positions related to 2024	2,050
Reductions for tax positions of prior years	(2,077)
Balance as of December 31, 2024	12,032
Additions based on tax positions related to 2025	1,816
Reductions for tax positions of prior years	(6,477)
Balance as of December 31, 2025	$7,371
The amounts of cash paid (refunds received) during the period for income taxes, net were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Federal	$—	$481	$—
State and local	(893)	1,900	697
Cash paid (refunds received) during the period for income taxes, net	$(893)	$2,381	$697
15. Related-Party Transactions
Hubble Transactions
In 2024, the Company entered into a strategic partnership and series of transactions with Hubble Network, Inc. (“Hubble”) including (i) a technology exclusivity and revenue share agreement (the “Hubble Agreement”), (ii) a Hubble SAFE investment (the “Related Party SAFE”); and (iii) Hubble’s issuance of a warrant to purchase common stock (“Related Party Warrant”). The Hubble Agreement has an initial term of 5 years beginning on November 12, 2024.
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
As part of this partnership, the Company will leverage Hubble’s global satellite infrastructure to introduce a new global location-tracking network service offering. The partnership agreement includes revenue-share payments in which Hubble will pay the Company a percentage of revenue earned from leveraging the new global location-tracking network service offering. Refer to Note 2, "Summary of Significant Accounting Policies" for additional information. As of December 31, 2025, and 2024, the Company earned immaterial net revenue from the revenue share arrangement. The partnership also allows Hubble to purchase Tile hardware devices at a price equal to the Company’s burdened cost of goods sold plus 12.5%. During the years ended December 31, 2025 and 2024, the Company recognized $0.2 million and $0.1 million in hardware revenue from sales to Hubble, respectively. The related cost of hardware revenue totaled $0.1 million and zero during the years ended December 31, 2025 and 2024, respectively. These amounts are reflected within hardware revenue and cost of hardware revenue, respectively, on the Company’s consolidated statements of operations and comprehensive income (loss). As of December 31, 2025 and 2024, the Company recorded immaterial amounts and $0.1 million of accounts receivable, net from Hubble, respectively, on the Company’s consolidated balance sheets.

Life360, Inc.
Notes to Consolidated Financial Statements

As of December 31, 2025, 2,049,191 shares of the Related Party Warrant have vested. The carrying value of the warrants as of December 31, 2025 and 2024, was $3.9 million and is also included in prepaid expenses and other assets, noncurrent. The related deferred revenue, current and deferred revenue, noncurrent balance as of December 31, 2025 was $0.8 million and $2.2 million, respectively. The deferred revenue, current and deferred revenue, noncurrent balance as of December 31, 2024 was $0.9 million and $3.0 million, respectively. The fair value of the warrant included within deferred revenue is amortized to other revenue over the life of the agreement. The Company recognized $0.9 million and zero in other revenue on the consolidated statements of operations and comprehensive income (loss) in connection with the Related Party Warrant during the year ended December 31, 2025 and 2024, respectively. Refer to the “Other Revenue” section of “Note 2, "Summary of Significant Accounting Policies" for additional information on the Related Party Warrant.
As of December 31, 2024, the carrying value of the Related Party SAFE was $5.0 million and included within prepaid expenses and other noncurrent assets on the consolidated balance sheet. In April 2025, the Related Party SAFE converted to the Related Party Investment and resulted in a gain of $0.9 million, which was recorded within gain on change in fair value of investments on the consolidated statement of operations and comprehensive income (loss). As of December 31, 2025, the carrying value of the Related Party Investment was $5.9 million and is included within prepaid expenses and other noncurrent assets on the consolidated balance sheet. Refer to Note 5, "Fair Value Measurements" for additional information.
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
The $5.5 million in total fees paid have been recorded within Other income (expense), net on the consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2024.
For additional details regarding this transaction, refer to the prospectus supplement filed with the SEC on June 6, 2024 as well as the registration statement on Form S-3 (File No. 333-279271) filed with the SEC on May 9, 2024, of which the prospectus supplement forms a part.
16. Defined Contribution Plan
The Company sponsors a defined contribution plan under Section 401(k) of the Internal Revenue Code covering substantially all employees over the age of 21 years. Contributions made by the Company are voluntary and are determined annually by the Board of Directors on an individual basis subject to the maximum allowable amount under federal tax regulations. Employer contributions to the plan were $1.4 million, $1.2 million, and $1.1 million for the years ended December 31, 2025, 2024, and 2023, respectively.

Life360, Inc.
Notes to Consolidated Financial Statements

17. Net Income (Loss) Per Share
The Company computes basic and diluted net income (loss) per share in conformity with ASC 260, Earnings per Share. Basic net income (loss) per share is calculated by dividing the net income (loss) by the weighted-average number of shares of common stock outstanding during the period.
Diluted net income (loss) per share reflects the potential dilution that could occur from securities that may result in the issuance of common stock and is calculated using the treasury stock method. Diluted weighted-average shares outstanding include the effect of potential dilutive securities outstanding during the period, including stock options, restricted stock units, warrants, and other similar equity-based securities, which are calculated using the treasury stock method, as well as convertible debt instruments, which are calculated using the if-converted method. Potential common shares are excluded from diluted net income (loss) per share when their effect would be antidilutive.
The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except share and per share data):

	Year Ended December 31,
	2025	2024	2023
Numerator:
Net income (loss)	$150,832	$(4,555)	$(28,171)
Denominator:
Weighted-average shares used in computing net income (loss) per share, basic	77,251,239	72,125,571	66,748,542
Net income (loss) per share, basic	$1.95	$(0.06)	$(0.42)

	Year Ended December 31,
	2025	2024	2023
Numerator:
Net income (loss)	$150,832	$(4,555)	$(28,171)
Denominator:
Weighted-average shares used in computing net income (loss) per share, basic	77,251,239	72,125,571	66,748,542
Effect of dilutive securities:
June 2025 Convertible Notes	43,432	—	—
Outstanding options, RSUs, and warrants	7,877,744	—	—
Adjusted weighted-average shares used in computing net income (loss) per share, diluted	85,172,415	72,125,571	66,748,542
Net income (loss) per share, diluted	$1.77	$(0.06)	$(0.42)
The potential shares of common stock that were excluded from the computation of diluted net income (loss) per share for the periods presented because including them would have been antidilutive are as follows:

	Year Ended December 31,
	2025	2024	2023
Issuances under stock incentive plan, stock options	—	5,673,947	6,625,812
Issuances upon exercise of common stock warrants	—	7,761	137,658
Issuances upon vesting of restricted stock units	106,496	5,091,601	6,182,543
Issuances upon conversion of convertible notes	—	—	325,981
Total	106,496	10,773,309	13,271,994

Life360, Inc.
Notes to Consolidated Financial Statements

18. Subsequent Events
On January 2, 2026, the Company completed the acquisition of Nativo, Inc., acquiring all outstanding equity interests. The total consideration was approximately $106.0 million, and consisted of $78.0 million in cash and $28.0 million in shares of the Company’s common stock, measured based on the closing market price on the acquisition date in accordance with ASC 805.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025 pursuant to Rule 13a‑15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The term “disclosure controls and procedures” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls, and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our management concluded that our disclosure controls and procedures were effective as of December 31, 2025.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the year ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the guidelines established in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP.
Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.
Our independent registered public accounting firm, Deloitte & Touche LLP, has audited the consolidated financial statements included in this Annual Report and, as part of the audit, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2025, which is included below.

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

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Life360, Inc. and subsidiaries (the "Company") as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated March 2, 2026, expressed an unqualified opinion on those financial statements.

Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

Definition and Limitations of Internal Control over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

San Francisco, California
March 2, 2026

Item 9B. Other Information.
Rule 10b5-1 Trading Plans
Our directors and officers, subject to Rule 16a-1(f) of the Exchange Act, may from time to time enter into plans for the purchase or sale of our common stock that are intended to satisfy the affirmative defense in Rule 10b5-1(c) of the Exchange Act. During the three months ended December 31, 2025, the following directors and officers adopted or terminated a “Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K of the Exchange Act:

Name	Title	Action	Adoption Date	Expiration Date	Total number of securities to be sold
Brit Morin	Director	Adoption	12/01/2025	12/31/2026	Up to 84,591 shares
Lauren Antonoff	Chief Executive Officer and Director	Adoption	12/02/2025	12/31/2026	Up to 21,000 shares
John Philip Coghlan	Director	Adoption	12/08/2025	12/01/2026	Up to 40,000 shares
Chris Hulls	Executive Chairman of the Board and Director	Adoption	12/16/2025	04/26/2027	Up to 1,156,000 shares
Alex Haro	Director	Adoption	12/16/2025	09/17/2026	Up to 200,000 shares
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item will be contained in the Company’s Proxy Statement for its 2026 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2025 (the “2026 Proxy Statement”), under the headings “Proposal 1 — Election of Directors” and “Executive Officers” and is incorporated herein by reference.
The information regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference to the information set forth under the caption “Delinquent Section 16(a) Reports” in the 2026 Proxy Statement. Such information, if any, is incorporated herein by reference.
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
We have insider trading policies and procedures that govern the purchase, sale and other disposition of our securities by directors, officers, employees and contractors, as well as by the Company itself. We believe these policies and procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations and listing standards applicable to the Company. A copy of our Insider Trading Policy is filed with this Annual Report on Form 10-K as Exhibit 19.1*.

Item 11. Executive Compensation.
The information required by this item will be contained in the Company’s 2026 Proxy Statement, under the heading “Executive Compensation,” and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item will be contained in the Company’s 2026 Proxy Statement, under the heading “Security Ownership of Certain Beneficial Owners and Management,” and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item will be contained in the Company’s 2026 Proxy Statement, under the heading “Transactions with Related Persons and Indemnification,” and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
The information required by this item will be contained in the Company’s 2026 Proxy, under the heading “Principal Accountant Fees and Services,” and is incorporated herein by reference.

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

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	File No.	Filing Date	Exhibit Number

3.1*	Restated Certificate of Incorporation of the Company		8-K	000-56424	June 3, 2024	3.1

3.2*	Amended and Restated Bylaws of the Company		8-K	000-56424	June 3, 2024	3.2

4.1†*	Fourth Amended and Restated Investors’ Rights Agreement dated September 18, 2018, by and among Life360, Inc., the Founders, the Existing Preferred Holders and the New Investors		10-12G/A	000-56424	July 5, 2022	4.1

4.2*	Description of Capital Stock		10-K	000-56424	February 29, 2024	4.2

4.3*	Indenture, dated as of June 5, 2025, between Life360, Inc. and U.S. Bank Trust Company, National Association, as trustee.		8-K	001-42120	June 5, 2025	4.1

4.4*	Form of certificate representing the 0.00% Convertible Senior Notes due 2030(included as Exhibit A to Exhibit 4.1).		8-K	001-42120	June 5, 2025	4.2

10.1+*	Form of Indemnification Agreement between Life360 and its directors and officers		10-12G/A	000-56424	July 5, 2022	10.1

10.2+*	Amended and Restated 2011 Stock Plan		10-12G/A	000-56424	July 5, 2022	10.2

10.3+*	Form of Amended and Restated 2011 Stock Plan Restricted Stock Unit Agreement		10-K	000-56424	February 29, 2024	10.3

10.4+*	Form of Amended and Restated 2011 Stock Plan Stock Option Agreement		10-K	000-56424	February 29, 2024	10.4

10.5+*	Life360 Compensation Plan for Board Directors and Company Leadership		10-12G/A	000-56424	July 5, 2022	10.5

10.6+*	Employment Agreement, dated May 14, 2019, between Life360, Inc. and Chris Hulls		10-12G/A	000-56424	July 5, 2022	10.6

10.7§*	Data Services and License Agreement, effective as of January 26, 2022, by and between Life360, Inc. and Placer Labs Inc.	10-12G/A	000-56424	July 5, 2022	10.13

10.8§	Amendment No. 1 to Data Services and License Agreement, effective as of June 8, 2022, by and between Life360, Inc. and Placer Labs Inc.	10-K	000-56424	February 29, 2024	10.12

10.9†§*	Warranty Program Agreement, dated June 26, 2020, by and between Cover Genius Warranty Services, LLC and Tile, Inc.	10-12G/A	000-56424	July 5, 2022	10.15

10.10§*	First Amendment to the Warranty Program Agreement, dated September 17, 2020, by and between Cover Genius Warranty Services, LLC and Tile, Inc.	10-12G/A	000-56424	July 5, 2022	10.16

10.11§*	Second Amendment to the Warranty Program Agreement, dated October 8, 2021, by and between Cover Genius Warranty Services, LLC and Tile, Inc.	10-12G/A	000-56424	July 5, 2022	10.17

10.12*	Vendor Terms and Conditions between Tile, Inc. and Amazon.com, effective June 4, 2018	10-12G/A	000-56424	July 5, 2022	10.35

10.13*	Apple Developer Program License Agreement between Life360, Inc. and Apple Inc.	10-12G/A	000-56424	July 5, 2022	10.36

10.14*	Schedules 2 and 3 to Apple Developer Program License Agreement between Life360, Inc. and Apple Inc.	10-12G/A	000-56424	July 5, 2022	10.37

10.15+	Form of Non-Executive Director Appointment Letter	10-K	000-56424	February 29, 2024	10.26

10.16*	Form of 2023 Severance and Change in Control Plan	10-Q	000-56424	May 10, 2024	10.1

10.17+*	Employment Agreement, dated May 11, 2020, by and between Life360, Inc. and Russell Burke	10-Q	000-56424	May 10, 2024	10.2

10.18+*	Employment Agreement, dated May 2, 2023, by and between Life360, Inc. and Lauren Antonoff	10-Q	000-56424	May 10, 2024	10.3

10.19*	Jabil Manufacturing Services Agreement, dated October 25, 2024, by and between Life360, Inc. and Jabil Inc., for itself and Jabil Circuit (Singapore) Pte. Ltd.	10-Q	0001-42120	November 12, 2024	10.1

10.20*	Exclusivity and Revenue Share Agreement with Hubble Network Inc.	10-K	001-42120	February 27, 2025	10.31

10.21*	Form of Capped Call Confirmations.	8-K	001-42120	June 5, 2025	10.1

10.22*	Separation Agreement between Life360, Inc. and Susan Stick.	10-Q	001-42120	August 11, 2025	10.2

10.23*	Consulting Agreement between Life360, Inc. and Susan Stick.	10-Q	001-42120	August 11, 2025	10.3

10.24+*	Promotion Letter, dated August 8, 2025, between Life360, Inc. and Chris Hulls	10-Q	001-42120	November 10, 2025	10.1

10.25+*	Promotion Letter, dated August 8, 2025, between Life360, Inc. and Lauren Antonoff		10-Q	001-42120	November 10, 2025	10.2

10.26	Addendum to Form of Amended and Restated 2011 Stock Plan Restricted Stock Unit Agreement	X

10.27	Form of Amended and Restated 2011 Stock Plan Performance Restricted Stock Unit Agreement	X

10.28	Form of Amended and Restated 2011 Stock Plan Performance R-TSR Restricted Stock Unit Agreement	X

19.1*	Insider Trading Policy		10-K	001-42120	February 27, 2025	19.1

21.1*	List of Subsidiaries of the Company		10-12G/A	000-56424	July 5, 2022	21.1

23.1	Consent of Deloitte and Touche LLP, an Independent Registered Public Accounting Firm.	X

24.1	Power of Attorney (included on the signature page to this report)	X

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) of the Exchange Act.	X

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) of the Exchange Act	X

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

97.1*	Incentive Compensation Recoupment Policy		10-K	001-42120	February 27, 2025	97.1

101.INS	Inline XBRL Instance Document	X

101.SCH	Inline XBRL Schema Document	X

101.CAL	Inline XBRL Calculation Linkbase Document	X

101.DEF	Inline XBRL Definition Linkbase Document	X

101.LAB	Inline XBRL Label Linkbase Document	X

101.PRE	Inline XBRL Presentation Linkbase Document	X

104	Cover Page Interactive Data (formatted as Inline XBRL and contained in Exhibit 101)	X

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

LIFE360, INC.

Dated:	March 2, 2026	By:	/s/ Lauren Antonoff
Lauren Antonoff

Chief Executive Officer and Director
(Principal Executive Officer)

Dated:	March 2, 2026	By:	/s/ Russell Burke
Russell Burke

Chief Financial Officer
(Principal Financial and Accounting Officer)

POWER OF ATTORNEY
Each person whose individual signature appears below hereby authorizes and appoints Lauren Antonoff and Russell Burke, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Lauren Antonoff	Chief Executive Officer and Director (Principal Executive Officer)	March 2, 2026
Lauren Antonoff

/s/ Russell Burke	Chief Financial Officer (Principal Financial and Accounting Officer)	March 2, 2026
Russell Burke

/s/ Chris Hulls	Executive Chairman of the Board and Director	March 2, 2026
Chris Hulls

/s/ Charles (CJ) Prober	Director	March 2, 2026
Charles (CJ) Prober

/s/ John Philip Coghlan	Director	March 2, 2026
John Philip Coghlan

/s/ Mark Goines	Lead Independent Director	March 2, 2026
Mark Goines

/s/ Alex Haro	Director	March 2, 2026
Alex Haro

/s/ Brit Morin	Director	March 2, 2026
Brit Morin

/s/ James Synge	Director	March 2, 2026
James Synge

/s/ David Wiadrowski	Director	March 2, 2026
David Wiadrowski

/s/ Randi Zuckerberg	Director	March 2, 2026
Randi Zuckerberg