Form 10-Q
period 2026-06-30
Life360, Inc.
filed 2026-08-10
CIK 1581760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No  ☒
As of August 4, 2026, the registrant had 81,480,369 shares of common stock, par value $0.001 per share, including shares underlying all issued and outstanding Chess Depositary Interests (“CDIs”), outstanding.
____________________
(1)We are a Delaware corporation with a globally distributed workforce and no corporate headquarters. Under the Securities and Exchange Commission's rules, we are required to designate a “principal executive office.” For purposes of this report, we have designated our office in San Mateo, California as our principal executive office.

Life360, Inc.
Form 10-Q for the Quarter Ended June 30, 2026
In this report, unless otherwise stated or the context otherwise indicates, the terms “Life360,” “the Company,” “we,” “us,” “our,” and similar references refer to Life360, Inc. and its consolidated subsidiaries. The Life360 logo, and other trademarks, trade names or service marks of Life360, Inc. appearing in this Quarterly Report on Form 10-Q are the property of Life360, Inc. All other trademarks, trade names, and service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners. Solely for convenience, the trademarks and trade names in this report may be referred to without the ® and ™ symbols, but such references should not be construed as any indicator that their respective owners will not assert their rights thereto.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on our management’s beliefs and assumptions and on information currently available to our management. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements include statements regarding, among other things, (a) our expectations regarding our results of operations and key performance indicators, (b) key factors affecting our performance, (c) our growth strategy, (d) our future financing plans, (e) our anticipated needs for, and use of, working capital, (f) our expectations regarding investment in strategic initiatives, (g) our expectations regarding our capital allocation and financing activities, including the effect of the capped call transactions entered into in connection with the pricing of our 0.00% convertible senior notes due June 1, 2030 (the "Notes"), our ability to satisfy our repayment, repurchase, or conversion obligations under the Notes, the effect of any conversion trigger events on the Notes and the capped call transactions, and the execution, timing, suspension, or discontinuation of our share repurchase program, and (h) our ability to recover Monthly Active User (“MAU”) growth following the technical issues that affected user registration and onboarding, and the extent to which our remediation measures will fully restore prior user acquisition rates and the timing of any such recovery. They are generally identifiable by use of the words: “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “seek,” “believe,” “estimate,” “predict,” “potential,” “continue,” “contemplate,” “possible,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report. These forward-looking statements are subject to risks and uncertainties, many of which are outside of our control, including risks related to our business, market risks, our need for additional capital, and the risk that our products and services may not perform as expected, as described in “Risk Factors” under Part II, Item 1A in this Quarterly Report and under Part I, Item 1A of the Company’s Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (the “SEC”) on March 2, 2026 (“Annual Report”), as well as in other sections of this report, as such risks may be updated in subsequent filings with the SEC or the Australian Securities Exchange (“ASX”). In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. You should not place undue reliance on these forward-looking statements.
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Life360, Inc.
Condensed Consolidated Balance Sheets
(Dollars in U.S. $, in thousands, except share and per share data)
(unaudited)

	June 30, 2026	December 31, 2025
Assets
Current Assets:
Cash and cash equivalents	$267,061	$494,261
Restricted cash, current	1,001	—
Short-term investments	197,923	—
Accounts receivable, net(1)	98,553	80,715
Inventory	14,709	9,867
Costs capitalized to obtain contracts, net	1,148	1,211
Prepaid expenses and other current assets	19,102	20,050
Total current assets	599,497	606,104
Restricted cash, noncurrent	1,690	1,567
Property and equipment, net	2,735	3,019
Costs capitalized to obtain contracts, noncurrent	827	869
Prepaid expenses and other assets, noncurrent(2)(3)	46,435	48,480
Operating lease right-of-use asset	155	335
Intangible assets, net	77,481	38,277
Goodwill	173,609	134,619
Deferred tax assets, net	149,490	126,418
Total Assets	$1,051,919	$959,688
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$15,545	$8,411
Accrued expenses and other current liabilities	43,261	42,002
Deferred revenue, current(4)	48,230	46,377
Total current liabilities	107,036	96,790
Convertible notes, net, noncurrent	311,475	310,386
Deferred revenue, noncurrent(5)	3,314	4,330
Other liabilities, noncurrent	16,663	—
Total Liabilities	$438,488	$411,506
Commitments and Contingencies (Note 10)
Stockholders’ Equity
Common Stock, $0.001 par value; 500,000,000 authorized as of June 30, 2026 and December 31, 2025; 81,531,092 issued and 81,216,330 outstanding as of June 30, 2026 and 79,359,589 issued and outstanding as of December 31, 2025	82	79
Additional paid-in capital	757,687	686,921
Accumulated deficit	(131,026)	(138,866)
Accumulated other comprehensive income (loss)	(87)	48
Treasury stock, at cost; 314,762 and 0 shares as of June 30, 2026 and December 31, 2025, respectively	(13,225)	—
Total stockholders’ equity	613,431	548,182
Total Liabilities and Stockholders’ Equity	$1,051,919	$959,688
(1) Includes related party receivables of $64 and $3 as of June 30, 2026, and December 31, 2025, respectively.
(2) Includes $19,999 and $24,726 measured using the fair value option as of June 30, 2026, and December 31, 2025, respectively, related to the Convertible Note Investment. Refer to Note 6, "Fair Value Measurements" for additional information.
(3) Includes the $5,882 Related Party Investment and the $3,898 Related Party Warrant as of June 30, 2026, and December 31, 2025. Refer to Note 6, "Fair Value Measurements" and Note 14, "Related-Party Transactions" for additional information.
(4) Includes related party deferred revenue, current of $780 as of June 30, 2026, and December 31, 2025.
(5) Includes related party deferred revenue, noncurrent of $1,852 and $2,242 as of June 30, 2026 and December 31, 2025, respectively.
See accompanying notes to the condensed consolidated financial statements (unaudited).

Life360, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Dollars in U.S. $, in thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Subscription revenue	$115,636	$88,582	$223,830	$170,456
Hardware revenue(1)	9,806	12,266	14,332	21,173
Advertising revenue	21,966	5,287	41,627	9,871
Other revenue(2)	11,551	9,246	22,293	17,505
Total revenue	158,959	115,381	302,082	219,005
Cost of subscription revenue	15,260	13,049	29,764	23,190
Cost of hardware revenue(3)	5,561	10,194	14,185	18,791
Cost of advertising revenue	9,496	515	17,431	777
Cost of other revenue	1,740	1,122	3,237	2,197
Total cost of revenue	32,057	24,880	64,617	44,955
Gross profit	126,902	90,501	237,465	174,050
Operating expenses:
Research and development	47,398	32,258	86,670	62,661
Sales and marketing	52,313	38,873	109,337	74,181
General and administrative	27,248	17,378	49,593	33,027
Total operating expenses	126,959	88,509	245,600	169,869
Income (loss) from operations	(57)	1,992	(8,135)	4,181
Other income (expense):
Gain (loss) on change in fair value of investments(4)	(877)	1,269	(4,727)	1,269
Interest income	4,182	2,545	7,998	4,329
Other income (expense), net	(2,164)	808	(2,957)	999
Total other income, net	1,141	4,622	314	6,597
Income (loss) before income taxes	1,084	6,614	(7,821)	10,778
Benefit from income taxes	(3,977)	(392)	(15,661)	(606)
Net income	$5,061	$7,006	$7,840	$11,384
Net income per share, basic (Note 15)	$0.06	$0.09	$0.10	$0.15
Net income per share, diluted (Note 15)	$0.06	$0.08	$0.09	$0.14
Weighted-average shares used in computing net income per share, basic (Note 15)	81,002,338	76,797,385	80,577,105	76,254,119
Weighted-average shares used in computing net income per share, diluted (Note 15)	85,594,461	84,476,048	85,774,919	83,980,695
Comprehensive income
Net income	$5,061	$7,006	$7,840	$11,384
Change in foreign currency translation adjustment	(46)	(101)	(76)	(100)
Unrealized gain (loss) on available-for-sale securities, net of tax	(116)	—	(59)	—
Total comprehensive income	$4,899	$6,905	$7,705	$11,284
(1) Includes related party hardware revenue of $94 for the three and six months ended June 30, 2026. There was no related party hardware revenue for the three and six months ended June 30, 2025.
(2) Includes related party other revenue of $259 and $483 for the three and six months ended June 30, 2026, respectively, and $195 and $487 for the three and six months ended June 30, 2025, respectively.
(3) Includes related party cost of hardware revenue of $62 for the three and six months ended June 30, 2026. There was no related party cost of hardware revenue for the three and six months ended June 30, 2025.
(4) Includes a related party gain of zero for the three and six months ended June 30, 2026 and $882 for the three and six months ended June 30, 2025.
See accompanying notes to the condensed consolidated financial statements (unaudited).

Life360, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Dollars in U.S. $, in thousands, except share and per share data)
(unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2025	79,359,589	$79	—	$—	$686,921	$(138,866)	$48	$548,182
Exercise of stock options	358,697	—	—	—	2,328	—	—	2,328
Vesting of restricted stock units	534,238	1	—	—	(1)	—	—	—
Taxes paid related to the settlement of equity awards, net of settlement proceeds received	—	—	—	—	(496)	—	—	(496)
Stock-based compensation expense	—	—	—	—	16,774	—	—	16,774
Shares issued in connection with an acquisition	435,599	1	—	—	28,035	—	—	28,036
Change in foreign currency translation adjustment	—	—	—	—	—	—	(30)	(30)
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	—	—	—	57	57
Net income	—	—	—	—	—	2,779	—	2,779
Balance at March 31, 2026	80,688,123	$81	—	$—	$733,561	$(136,087)	$75	$597,630
Exercise of stock options	285,432	—	—	—	2,915	—	—	2,915
Vesting of restricted stock units	557,537	1	—	—	—	—	—	1
Taxes paid related to the settlement of equity awards, net of settlement proceeds received	—	—	—	—	(1,941)	—	—	(1,941)
Stock-based compensation expense	—	—	—	—	23,152	—	—	23,152
Change in foreign currency translation adjustment	—	—	—	—	—	—	(46)	(46)
Purchase of Treasury Stock	—	—	(314,762)	(13,225)	—	—	—	(13,225)
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	—	—	—	(116)	(116)
Net income	—	—	—	—	—	5,061	—	5,061
Balance at June 30, 2026	81,531,092	$82	(314,762)	$(13,225)	$757,687	$(131,026)	$(87)	$613,431

Life360, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Dollars in U.S. $, in thousands, except share and per share data)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2024	75,404,996	$75	$648,124	$(289,698)	$44	$358,545
Exercise of stock options	346,874	—	3,039	—	—	3,039
Vesting of restricted stock units	644,538	1	(1)	—	—	—
Taxes paid related to the settlement of equity awards, net of settlement proceeds received	—	—	(856)	—	—	(856)
Stock-based compensation expense	—	—	10,173	—	—	10,173
Shares issued in connection with an acquisition	22,252	—	1,000	—	—	1,000
Change in foreign currency translation adjustment	—	—	—	—	1	1
Net income	—	—	—	4,378	—	4,378
Balance at March 31, 2025	76,418,660	$76	$661,479	$(285,320)	$45	$376,280
Exercise of stock options	510,285	1	2,762	—	—	2,763
Vesting of restricted stock units	587,287	1	—	—	—	1
Taxes paid related to the settlement of equity awards, net of settlement proceeds received	—	—	(1,142)	—	—	(1,142)
Stock-based compensation expense	—	—	15,579	—	—	15,579
Purchase of capped calls related to the June 2025 Convertible Notes, net of tax	—	—	(33,728)	—	—	(33,728)
Change in foreign currency translation adjustment	—	—	—	—	(101)	(101)
Net income	—	—	—	7,006	—	7,006
Balance at June 30, 2025	77,516,232	$78	$644,950	$(278,314)	$(56)	$366,658

See accompanying notes to the condensed consolidated financial statements (unaudited).

Life360, Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in U.S. $, in thousands)
(unaudited)

	Six Months Ended June 30,
	2026	2025
Cash Flows from Operating Activities:
Net income	$7,840	$11,384
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,055	5,931
Amortization of costs capitalized to obtain contracts	714	594
Amortization of operating lease right-of-use asset	181	171
Stock-based compensation expense, net of amounts capitalized	39,076	25,118
Non-cash interest expense, net	1,437	181
Loss (gain) on change in fair value of investments(1)	4,727	(1,269)
Non-cash revenue from investments	(538)	(636)
Deferred income taxes	(16,395)	—
Accretion of discount on short-term investments	(1,082)	—
Loss on tariff refund monetization	1,329	—
Provision for credit losses	20	350
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable, net	13,170	(1,206)
Prepaid expenses and other assets	1,266	(5,456)
Inventory	(4,842)	(1,616)
Costs capitalized to obtain contracts, net	(608)	(642)
Accounts payable	(12,281)	(2,585)
Accrued expenses and other current liabilities	(5,364)	(7,520)
Deferred revenue	1,314	2,778
Other liabilities, noncurrent	—	(194)
Net cash provided by operating activities	41,019	25,383
Cash Flows from Investing Activities:
Cash paid for acquisitions, net of cash acquired	(55,590)	(2,825)
Internally developed software	(2,548)	(3,498)
Purchase of property and equipment	—	(766)
Purchase of short-term investments	(214,078)	—
Proceeds from maturities of short-term investments	16,895	—
Purchase of other strategic investments	(1,000)	—
Convertible note investment	—	(25,000)
Net cash used in investing activities	(256,321)	(32,089)
Cash Flows from Financing Activities:
Indemnity escrow payment in connection with the acquisition of Fantix, Inc.	(675)	—
Proceeds from monetization of tariff refund claims	2,256	—
Remittance of tariff refund claims	(1,929)	—
Proceeds related to tax withholdings on restricted stock settlements and the exercise of stock options and warrants	27,216	29,570
Taxes paid related to net settlement of equity awards	(24,417)	(25,767)
Purchase of treasury stock	(13,225)	—

Life360, Inc.

Proceeds from issuance of convertible senior notes	—	320,000
Payments of debt issuance costs	—	(9,600)
Purchase of capped calls	—	(33,728)
Net cash provided by (used in) financing activities	(10,774)	280,475
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	(226,076)	273,769
Cash, Cash Equivalents, and Restricted Cash at the Beginning of the Period	495,828	160,459
Cash, Cash Equivalents, and Restricted Cash at the End of the Period	$269,752	$434,228

Supplemental disclosure:
Cash paid during the period for taxes	$456	$25
Cash payments included in the measurement of operating lease liabilities	200	194
Non-cash investing and financing activities:
Fair value of stock issued in connection with acquisitions	28,035	1,000
Liability incurred in connection with acquisitions	16,315	675
Property and equipment included within accrued expenses and other current liabilities	97	799
Stock-based compensation included in internally developed software	850	634
Debt issuance costs included in accounts payable	—	200
Debt issuance costs included in accrued expenses and other current liabilities	—	1,084
Conversion of Related Party SAFE to Related Party Investment	—	5,000
(1) Includes a related party gain of zero and $882 for the six months ended June 30, 2026 and 2025, respectively.

The following table presents the cash, cash equivalents, and restricted cash reported within the condensed consolidated statements of cash flows shown above:

	June 30, 2026	June 30, 2025
Cash and cash equivalents	$267,061	$432,710
Restricted cash, current	1,001	—
Restricted cash, noncurrent	1,690	1,518
Total cash and cash equivalents, and restricted cash	$269,752	$434,228
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
The Company also generates advertising revenue through the placement of third-party advertisements on its platform and across third-party publisher networks through the Company’s advertising technology platform, and other revenue through partnerships and the sale of aggregated, non-personally identifiable data for data insight purposes.
2. Summary of Significant Accounting Policies
Included below are select significant accounting policies. Refer to Note 2, "Summary of Significant Accounting Policies" in the Company’s Annual Report for a full list of the Company’s significant accounting policies.
Basis of Presentation and Consolidation
The accompanying unaudited condensed consolidated financial statements, which include the accounts of the Company and its wholly owned subsidiaries, have been prepared in conformity with accounting principles generally accepted in the U.S. (“GAAP”) for interim periods and following the requirements of the SEC for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. All inter-company transactions and balances have been eliminated upon consolidation.
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
In 2026, the Company revised its presentation of Advertising revenue and Cost of advertising revenue in the condensed consolidated statements of operations and comprehensive income to provide more meaningful information to financial statement users. Previously, Advertising revenue was included within Other revenue and Cost of advertising revenue was included within Cost of other revenue. Comparative prior period amounts have been reclassified to conform to the current period presentation. The reclassification had no impact on net income.

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
Advertising Revenue
Advertising revenue is generated from advertisers, advertising agencies, and platform partners through managed advertising arrangements, programmatic and open marketplace channels, self-service advertising, and other advertising services. Advertisements are placed across both the Company’s own properties and third-party publisher networks. These offerings include audience targeting, advertising technology solutions, and related professional services, facilitated by the Company’s advertising technology platform.

Managed advertising arrangements are direct sales of advertising inventory to advertisers and agencies, where the Company provides campaign management and optimization services. Programmatic advertising refers to the automated buying and selling of advertising inventory through open marketplace and other programmatic channels, including auction-based bidding on advertising exchanges. This includes exchange-based transactions where advertising inventory is made available to all buyers through both the Company’s advertising platform and third-party advertising exchanges. Self-service advertising consists of advertising media spend, platform access fees, and other advertising services through the Company's advertising technology platform. Other advertising-related services include professional services and measurement and analytics solutions.
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
Accounting Pronouncements Not Yet Adopted
In May 2026, the FASB issued ASU 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818). This ASU provides requirements for the recognition, measurement, presentation, and disclosure for environmental credits and related environmental credit obligations for entities that generate, purchase, or receive environmental credits or have a regulatory compliance obligation that may be settled using environmental credits. The ASU is effective for annual periods beginning after December 15, 2027 and interim periods within those annual periods, with early adoption permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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
The Company derives its accounts receivable from revenue earned from customers located in the U.S. and internationally. Channel, advertising, and retail partners account for the majority of the Company’s revenue and accounts receivable for all periods presented.

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables set forth the information about Channel Partners that processed revenue transactions and advertising and retail partners who accounted for more than 10% of revenue or accounts receivable, respectively:

	Percentage of Revenue
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Channel Partner (Apple)	50%	54%	51%	55%
Channel and Advertising Partner (Google)	19%	19%	20%	19%

	Percentage of Gross Accounts Receivable
	As of June 30,	As of December 31,
	2026	2025
Channel Partner (Apple)	44%	48%
Channel and Advertising Partner (Google)	*	10%
Retail and Advertising Partner A	*	17%
*    Represents less than 10%
Supplier Concentration
The Company currently outsources the manufacturing of its hardware devices to a sole contract manufacturer. Although there are a limited number of manufacturers, management believes that other suppliers could provide similar manufacturing services on comparable terms.
Cash and Cash Equivalents
The Company considers all highly liquid investment securities with remaining maturities at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents include deposit, money market funds, and U.S. treasury securities. Money market funds are valued using quoted market prices and therefore are classified within Level 1 of the fair value hierarchy.
Restricted Cash
The restricted cash, current balance of $1.0 million as of June 30, 2026, primarily relates to cash held in escrow to fund potential third-party fees. There was no restricted cash, current balance as of December 31, 2025. The restricted cash, noncurrent balance of $1.7 million and $1.6 million as of June 30, 2026 and December 31, 2025, respectively, primarily relates to cash deposits restricted under letters of credit issued on behalf of the Company in support of indebtedness to trade creditors incurred in the ordinary course of business.
Short-term Investments
The Company classifies all marketable debt securities that have maturities at the time of purchase greater than three months as short-term investments. The appropriate classification is determined at the time of purchase and reevaluated at each balance sheet date. These securities have been classified as available-for-sale as they represent funds readily available for current operations, and the Company has the ability and intent to liquidate them at any time to meet its operating cash needs, if necessary. The Company’s available-for-sale securities are recorded at fair value each reporting period. The majority of the securities are valued using quoted prices of similar instruments and are thus classified within Level 2 of the fair value hierarchy. The Company reports the unrealized gain (loss) on available-for-sale securities, net of tax, as a component of stockholders’ equity, except for the changes in allowance for expected credit losses, which are recorded in other income (expense), net on the condensed consolidated statements of operations and comprehensive income. The Company records accrued interest on these securities within prepaid expenses and other current assets on the condensed consolidated balance sheets. Realized gains and losses on sales of available-for-sale securities are determined using the specific identification method and are recognized in other income (expense), net, in the period of sale, with the related unrealized gain or loss reclassified from accumulated other comprehensive income (loss) to earnings.

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
Revenue by geography is generally based on the address of the customer as defined in the contract with the customer. The following table sets forth revenue by geographic region for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
North America	$140,456	$100,122	$266,072	$191,507
Europe, Middle East, and Africa	9,801	8,818	19,689	15,375
Other international regions	8,702	6,441	16,321	12,123
Total revenue	$158,959	$115,381	$302,082	$219,005
The Company’s revenues in the U.S. were $137.0 million, or 86%, of total revenue for the three months ended June 30, 2026 and $97.7 million, or 85%, of total revenue for the three months ended June 30, 2025. The Company’s revenues in the U.S. were $258.3 million, or 86%, of total revenue for the six months ended June 30, 2026 and $187.0 million, or 85%, of total revenue for the six months ended June 30, 2025.

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
During the three and six months ended June 30, 2026, the Company recognized revenue of $9.7 million and $37.6 million, respectively, that was included in the deferred revenue balance at December 31, 2025. During the three and six months ended June 30, 2025, the Company recognized revenue of $8.6 million and $31.6 million, respectively, that was included in the deferred revenue balance at December 31, 2024.
Remaining performance obligations represent the amount of contracted future revenue not yet recognized as the amounts relate to undelivered performance obligations, including both deferred revenue and non-cancellable contracted amounts that will be invoiced and recognized as revenue in future periods. As permitted in ASC 606, Revenue from Contracts with Customers, and specifically ASC 606-10-50-14(a), the Company has excluded from this amount variable consideration allocated entirely to wholly unsatisfied performance obligations. Revenue expected to be recognized in connection with remaining performance obligations was $186.8 million as of June 30, 2026, of which the Company expects 46% to be recognized over the next twelve months.

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

5. Short-Term Investments
Short-term investments consist of marketable debt securities, which are comprised of U.S. Treasury securities. The Company classifies its short-term investments as available-for-sale. Available-for-sale investments are carried at fair value, with unrealized gain (loss) on available-for-sale securities, net of tax reported as a component of accumulated other comprehensive income (loss) in the condensed consolidated balance sheets. Realized gains and losses are included in net income. The Company does not intend to sell, nor expects to be required to sell, these securities before recovery of their amortized cost basis.
In 2026, the Company deployed surplus cash into a managed portfolio of U.S. Treasury securities and U.S. government money market funds. U.S. Treasury securities with original maturities greater than three months and up to twelve months at the date of purchase are classified as short-term investments. U.S. Treasury securities with original maturities of less than three months at the date of purchase and U.S. government money market funds are classified as cash and cash equivalents.
As of June 30, 2026, the Company’s available-for-sale short-term investments consisted of the following (in thousands):

		Gross Unrealized
	Cost	Gains	Losses	Total Estimated Fair Value
U.S. Treasury securities	$197,982	$10	$(69)	$197,923
Total Short-term investments	$197,982	$10	$(69)	$197,923
As of June 30, 2026, all short-term investments had contractual maturities of less than one year. The Company did not record an allowance for credit losses on its available-for-sale investments during the three and six months ended June 30, 2026.
The Company recognized $16.9 million in proceeds from the sale or maturity of available-for-sale investments during the three and six months ended June 30, 2026. No realized gains or losses were recognized during the three and six months ended June 30, 2026.
Accrued interest income on short-term investments was $0.4 million as of June 30, 2026 and is included within prepaid expenses and other current assets on the condensed consolidated balance sheet.
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

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The recorded carrying amounts of certain financial instruments, including cash and cash equivalents, prepaid expenses, accounts payable, and accounts receivable as of June 30, 2026 and December 31, 2025, approximate fair value due to their short-term maturities.
Recurring Fair Value Measurements
The Company measures and reports certain assets and liabilities at fair value on a recurring basis. The fair value of these assets and liabilities as of June 30, 2026 and December 31, 2025 are classified as follows (in thousands):

	As of June 30, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money market funds	$149,606	$—	$—	$149,606
U.S. Treasury securities	—	1,135	—	1,135
Short-term investments:
U.S. Treasury securities	—	197,923	—	197,923
Prepaid expenses and other assets, noncurrent:
Convertible Note Investment	—	—	19,999	19,999
Total assets	$149,606	$199,058	$19,999	$368,663

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money market funds	$332,808	$—	$—	$332,808
Prepaid expenses and other assets, noncurrent:
Convertible Note Investment	—	—	24,726	24,726
Total assets	$332,808	$—	$24,726	$357,534

The change in fair value of the Level 3 instruments are as follows (in thousands):

As of June 30, 2026
Convertible Note Investment
Fair value, beginning of the year	$24,726
Changes in fair value	(4,727)
Fair value, end of period	$19,999
Convertible Note Investment
In May 2025, the Company entered into a series of transactions with Aura Consolidated Group, Inc. (“Aura”) including (i) a 3-year advertising partnership and revenue sharing agreement intended to expand the Company’s advertising revenue and other revenue channels and subscription membership offerings, and (ii) a $25.0 million convertible note investment by the Company into Aura (“Convertible Note Investment”). The note bears zero interest and matures on May 12, 2030. The principal is due at maturity and includes both optional and mandatory conversion features, which may result in conversion into the issuer’s equity upon the occurrence of specific events, including financing events, change in control, or at maturity. The Company elected to apply the fair value option in accordance with ASC 825, Financial Instruments, to account for the hybrid instrument as a single financial instrument. As a result, the entire instrument is measured at fair value, with changes in fair value recognized in the condensed consolidated statements of operations and comprehensive income within other income (expense). The Convertible Note Investment is included within prepaid expenses and other assets, noncurrent on the condensed consolidated balance sheet.

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
Related Party Investment
The Related Party Investment is classified within Level 2 of the fair value hierarchy as the valuation is based on an observable price for identical shares that are not readily determinable. The Related Party Investment balance as of June 30, 2026, was $5.9 million and is included within prepaid expenses and other assets, noncurrent on the condensed consolidated balance sheet.
7. Business Combinations
Nativo, Inc.
On November 9, 2025, the Company entered into an Agreement and Plan of Reorganization with Nativo, Inc. (“Nativo”) to acquire 100% of the outstanding equity interests of Nativo. Nativo is an advertising technology company that provides advertising serving, content distribution, and measurement solutions to publishers and advertisers. The acquisition accelerates and expands the Company’s advertising capabilities and monetization opportunities by leveraging Nativo's advertising technology and established publisher and advertiser relationships. The transaction closed on January 2, 2026, and has been accounted for as a business combination in accordance with ASC 805 - Business Combinations. The total consideration was $104.0 million, consisting of approximately $75.9 million in cash and $28.0 million in common stock, equivalent to 435,599 shares. The $75.9 million in cash consideration includes a $16.3 million indemnification holdback amount which is payable 24 months from the transaction close date upon satisfaction of certain obligations. The Company incurred transaction-related expenses of $3.8 million during the year ended December 31, 2025. No transaction costs were incurred during the three months ended June 30, 2026, and an immaterial amount was incurred during the six months ended June 30, 2026. These costs were recorded within General and administrative expenses in the condensed consolidated statements of operations and comprehensive income.

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

The deferred purchase price liability of $16.3 million represents the present value of the indemnification holdback amount of approximately $17.8 million, which is payable to the sellers 24 months following the acquisition close date upon satisfaction of certain obligations. The deferred purchase price liability was discounted to present value based on a market rate of interest commensurate with the 24 month payment term. This has been recorded in Other liabilities, noncurrent on the Company’s condensed consolidated balance sheet.
The Company has not presented the pro forma results of operations for the acquisition as the impact is not material to the Company’s condensed consolidated results of operations.

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

8. Balance Sheet Components
Accounts receivable, net
Accounts receivable, net consists of the following (in thousands):

	As of June 30,	As of December 31,
	2026	2025
Accounts receivable	$98,853	$80,809
Allowance for credit losses	(300)	(94)
Total accounts receivable, net	$98,553	$80,715
Accounts receivable, net is presented net of the allowance for credit losses, which represents management’s estimate of expected credit losses based on historical trends, current economic conditions, and other relevant factors as of June 30, 2026 and December 31, 2025, respectively.
Included in accounts receivable, net are unbilled receivables, which are amounts that have not yet been invoiced to customers as of the balance sheet date, but are contractually owed to the Company. As of June 30, 2026 and December 31, 2025, unbilled receivables were $18.2 million and $10.3 million, respectively.
Inventory
Inventory consists of the following (in thousands):

	As of June 30,	As of December 31,
	2026	2025
Raw materials	$66	$40
Finished goods	14,643	9,827
Total inventory	$14,709	$9,867
There were no inventory write-offs recorded for the three and six months ended June 30, 2026 and 2025.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	As of June 30,	As of December 31,
	2026	2025
Prepaid expenses	$17,273	$17,838
Short-term investments interest receivable	377	—
Other receivables	1,452	2,212
Total prepaid expenses and other current assets	$19,102	$20,050
Prepaid expenses primarily consist of advance payments for certain cloud platform costs, inventory, advertising, and other costs incurred in the ordinary course of business. Other receivables primarily consist of refunds owed to the Company and other amounts which the Company is expected to receive in less than twelve months.

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Property and Equipment, net
Property and equipment, net consists of the following (in thousands):

	As of June 30,	As of December 31,
	2026	2025
Computer equipment	$297	$297
Leasehold improvements	86	86
Production manufacturing equipment	4,123	4,067
Construction in progress	42	—
Furniture and fixtures	29	29
Total property and equipment, gross	4,577	4,479
Less: accumulated depreciation	(1,842)	(1,460)
Total property and equipment, net	$2,735	$3,019
For the three and six months ended June 30, 2026, depreciation expense was $0.2 million and $0.4 million, respectively, and for the three and six months ended June 30, 2025, depreciation expense was $0.1 million and $0.2 million, respectively.

There was no impairment of property and equipment or long-lived assets recognized during the three and six months ended June 30, 2026 or 2025.
Prepaid Expenses and Other Assets, noncurrent
Prepaid expenses and other assets, noncurrent consist of the following (in thousands):

	As of June 30,	As of December 31,
	2026	2025
Prepaid expenses, noncurrent	$4,792	$3,110
Convertible Note Investment	19,999	24,726
Data Revenue Partner Warrant	10,864	10,864
Related Party Investment	5,882	5,882
Related Party Warrant	3,898	3,898
Other strategic investments	1,000	—
Total prepaid expenses and other assets, noncurrent	$46,435	$48,480
Prepaid expenses, noncurrent primarily consist of cloud platform costs. As of June 30, 2026, other assets consist of long-term investments, including the Convertible Note Investment, a warrant to purchase shares of preferred stock of a data partner (the “Data Revenue Partner Warrant”), the Related Party Investment, a warrant to purchase shares of common stock of a Related Party (the “Related Party Warrant”), and other strategic investments in privately-held companies. As of December 31, 2025, other assets consist of long-term investments, including the Convertible Note Investment, the Data Revenue Partner Warrant, the Related Party Investment, and the Related Party Warrant. Refer to Note 6, "Fair Value Measurements" and Note 14, "Related-Party Transactions" for additional information.
Leases
The Company leases office space under a non-cancellable operating lease with a remaining lease term of 0.4 years, which includes the option to extend the lease.
The Company did not have any finance leases as of June 30, 2026 or December 31, 2025.

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The components of lease expense are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease cost (1)	$127	$131	$247	$249
(1) Amounts include short-term leases, which are immaterial.
Supplemental balance sheet information related to leases is as follows (in thousands, except lease term):

	As of June 30,	As of December 31,
	2026	2025
Operating lease right-of-use asset	$155	$335
Operating lease liability, current (included in accrued expenses and other current liabilities)	165	359
Weighted-average remaining term for operating lease (in years)	0.4	0.9
The weighted-average discount rate used to measure the present value of the operating lease liabilities was 5.0% for each period presented.
Maturities of the Company’s operating lease liability, which does not include short-term leases, as of June 30, 2026 were as follows (in thousands):

Operating leases
Remainder of 2026	$167
Total future minimum lease payments	167
Less imputed interest	(2)
Total operating lease liability	$165
Goodwill and Intangible Assets, net
Intangible assets, net consists of the following (in thousands):

	As of June 30, 2026
	Gross	Accumulated Amortization	Net
Trade name	$25,070	$(11,442)	$13,628
Technology	32,565	(22,012)	10,553
Customer relationships	53,500	(11,349)	42,151
Internally developed software	17,511	(6,362)	11,149
Total	$128,646	$(51,165)	$77,481

	As of December 31, 2025
	Gross	Accumulated Amortization	Net
Trade name	$23,380	$(9,575)	$13,805
Technology	25,985	(18,756)	7,229
Customer relationships	15,290	(7,595)	7,695
Internally developed software	14,113	(4,565)	9,548
Total	$78,768	$(40,491)	$38,277

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

For the three and six months ended June 30, 2026, the Company capitalized $1.3 million and $3.4 million, respectively, in internally developed software. For the three and six months ended June 30, 2025, the Company capitalized $2.4 million and $4.1 million, respectively, in internally developed software.
For the three and six months ended June 30, 2026, amortization expense was $5.5 million and $10.7 million, respectively. For the three and six months ended June 30, 2025, amortization expense was $2.9 million and $5.7 million, respectively.
During the three and six months ended June 30, 2026 and 2025, there was no impairment of intangible assets recorded.
As of June 30, 2026, the estimated remaining amortization expense for intangible assets by fiscal year is as follows (in thousands):

Amount
Remainder of 2026	$10,919
2027	17,441
2028	13,731
2029	11,815
2030	8,917
Thereafter	12,944
Total future amortization expense	75,767
Internally developed software not yet in service	1,714
Total	$77,481

The weighted-average remaining useful lives of the Company’s acquired intangible assets, excluding internally developed software projects that were not yet in service, are as follows:

Weighted-Average Remaining Useful Life
	As of June 30,	As of December 31,
	2026	2025
Trade name	4.7 years	5.5 years
Technology	3.5 years	2.3 years
Customer relationships	6.0 years	3.9 years
Internally developed software	2.3 years	2.3 years
As of June 30, 2026 and December 31, 2025, the Company had $1.7 million and $2.8 million of capitalized internally developed software projects that were not yet in service, respectively. These projects have been excluded from the weighted-average remaining useful life calculation for internally developed software in the table above.
As of June 30, 2026 and December 31, 2025, goodwill was $173.6 million and $134.6 million, respectively. Goodwill increased $39.0 million in connection with the acquisition of Nativo. Refer to Note 7, "Business Combinations" for additional information. No goodwill impairment was recorded during the three and six months ended June 30, 2026 or 2025.

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	As of June 30,	As of December 31,
	2026	2025
Accrued vendor expenses	$25,383	$14,891
Customer related promotions and discounts	6,619	14,013
Accrued compensation	6,385	7,121
Sales return reserves	1,307	2,072
Other current liabilities	3,567	3,905
Total accrued expenses and other current liabilities	$43,261	$42,002
As of June 30, 2026, other current liabilities primarily relate to the monetization of tariff refund claims, inventory received but not yet billed, and taxes payable. As of December 31, 2025, other current liabilities primarily relate to the Company’s deferred purchase price liability related to the Fantix, Inc. acquisition, inventory received but not yet billed, and taxes payable.
Other Liabilities, noncurrent
Other liabilities, noncurrent consist of the deferred purchase price liability recorded in connection with the acquisition of Nativo, which was $16.7 million and zero as of June 30, 2026 and December 31, 2025, respectively.
The deferred purchase price liability was recorded at present value using a market rate of interest commensurate with the 24 month payment term, with the discount accreted to interest expense over the 24 month holdback period. As of June 30, 2026, the Company had recognized approximately $0.3 million of non-cash interest accretion within other income (expense), net in the condensed consolidated statements of operations and comprehensive income. Refer to Note 7, "Business Combinations" for additional information on the acquisition of Nativo.
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
As of June 30, 2026, the June 2025 Convertible Notes are classified as noncurrent as the conditions allowing holders of the notes to convert have not been met and the notes are not redeemable until June 5, 2028. The balance has been recorded within convertible notes, net, noncurrent on the Company’s condensed consolidated balance sheet.
The net carrying amount of the June 2025 Convertible Notes consists of the following (in thousands):

	As of June 30,	As of December 31,
	2026	2025
Principal	$320,000	$320,000
Unamortized debt issuance costs	(8,525)	(9,614)
Net carrying amount	$311,475	$310,386
The debt issuance costs are amortized to interest expense over the term of the June 2025 Convertible Notes using the effective interest rate method. The effective interest rate used to amortize the debt issuance costs is 0.68%. Interest expense recognized related to the June 2025 Convertible Notes was $0.5 million for the three months ended June 30, 2026 and $1.1 million for the six months ended June 30, 2026. Interest expense is included within other income (expense), net on the condensed consolidated statements of operations and comprehensive income.
The estimated fair value of the June 2025 Convertible Notes, which we classify as Level 2 financial instruments, was determined using observable market prices. As of June 30, 2026, the estimated fair value of the June 2025 Convertible Notes was $337.7 million.
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

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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
10. Commitments and Contingencies
Purchase Commitments
The Company has contractual commitments with our cloud platform provider and contract manufacturer that are non-cancellable. As of June 30, 2026, future non-cancellable commitments under these arrangements were as follows (in thousands):

Amount
Remainder of 2026	$30,716
2027	26,000
Total purchase commitments	$56,716
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
Litigation and Arbitration
Occasionally, the Company is involved in various legal proceedings, formal and informal dispute resolution processes, which may include arbitration or litigation, claims, and government investigations in the ordinary course of business. The outcome of litigation and other legal matters is inherently uncertain, though the Company intends to vigorously defend against any such matters. In making a determination regarding accruals, using available information, the Company evaluates the likelihood of an unfavorable outcome in legal or regulatory proceedings to which the Company is a party and records a loss contingency when it is probable a liability has been incurred and the amount of the loss can be reasonably estimated. When the Company determines an unfavorable outcome is not probable or reasonably estimable, the Company does not accrue for any potential litigation loss. Actual outcomes of these legal and regulatory proceedings may materially differ from the Company’s estimates.

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

On August 14, 2023, plaintiffs Stephanie Ireland-Gordy and Shannon Ireland-Gordy filed a putative class action lawsuit against Tile, Life360, and Amazon.com, Inc. in the U.S. District Court for the Northern District of California (the “Court”), seeking damages as well as injunctive and declaratory relief. An amended complaint was filed on April 26, 2024, adding named plaintiffs Melissa Broad and Jane Doe. Plaintiffs allege that Tile trackers were used by third parties to monitor their movements without their consent, and assert product liability and other claims. On February 14, 2025, the Company filed a Motion to Dismiss. On August 6, 2025, the Court granted the Company’s Motion to Dismiss the claims of the Ireland-Gordy plaintiffs with prejudice and the remaining plaintiffs' claims are stayed pending an appeal of the Court's ruling on the Company’s Motion to Compel Arbitration, which was granted-in-part and denied-in-part. On March 3, 2026, the U.S. Court of Appeals for the Ninth Circuit ruled in the Company’s favor, reversing the district court’s partial denial of the Motion to Compel Arbitration and directing that all remaining claims be compelled to arbitration. The deadline for plaintiffs to file a petition for a writ of certiorari with the U.S. Supreme Court passed on June 1, 2026 without a petition having been filed. At this time, a loss is not probable nor estimable, and as a result, no legal accrual has been recorded on the condensed consolidated balance sheets as of June 30, 2026.

The Company receives claims and other threats of litigation from customers in the ordinary course of business. These claims are arbitrable and the Company accrues various costs for these claims, including arbitration fees, legal fees and costs. At this time, a loss is not probable nor estimable from any such claims, and as a result, no legal accruals have been recorded on the condensed consolidated balance sheet as of June 30, 2026.
No litigation reserve was recorded on the condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025, respectively.
11. Common and Treasury Stock
Common Stock
The Company has the following potentially outstanding common stock reserved for issuance:

	As of June 30,	As of December 31,
	2026	2025
Issuances under stock incentive plan, stock options	3,463,900	4,108,029
Issuances upon vesting of restricted stock units	5,239,355	4,294,367
Shares reserved for shares available to be granted but not granted yet	17,050,737	15,118,992
	25,753,992	23,521,388
Treasury Stock
In May 2026, the Company’s Board of Directors authorized a share repurchase program allowing the deployment of up to $225.0 million to repurchase the Company’s outstanding common stock (the “Repurchase Program”). The Repurchase Program has no expiration date, does not obligate the Company to acquire a specific number of shares, and may be modified, suspended, or discontinued at any time. Repurchases may be made from time to time in the open market, in privately negotiated transactions, in block trades, and/or through Rule 10b5-1 trading plans and Rule 10b-18 transactions, depending on market conditions and applicable rules and regulations. The Company accounts for treasury stock under the cost method.
During the three and six months ended June 30, 2026, the Company repurchased 314,762 shares of common stock for an aggregate purchase price of $13.2 million, and an average price of $42.02 per share, including commissions. As of June 30, 2026, $211.8 million remained available under the Repurchase Program.
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

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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
The Company granted 235,600 PRSUs during the six months ended June 30, 2026 with the weighted average grant-date fair value per share of $39.78. The fair value of PRSUs is determined based on the closing price of the Company’s common stock on the date of grant. Stock-based compensation expense is recognized on a graded-vesting basis for multi tranche awards and on a straight-line basis for single-tranche awards, based on the estimated probability of achieving the performance conditions, which is reassessed each period. If achievement of the performance conditions is not considered probable, all previously recognized stock-based compensation expense related to the unvested awards is reversed.
Market-Based Restricted Stock Units
MRSUs are granted to certain executive officers. Vesting is based on continued service and the Company’s total shareholder return during one-year, two-year, and three-year performance periods as measured relative to the group of companies comprising the S&P Software and Services Select Index. The number of shares issued upon vesting may vary from the target award amount depending on actual performance, and shares attained over the target will be recognized as awards granted in the period earned.
The Company granted 106,936 MRSUs during the six months ended June 30, 2026 with the weighted average grant-date fair value per share of $39.31. Stock-based compensation expense is recognized on a graded-vesting basis over the service period and is not adjusted for actual performance outcomes.

The Company estimated the fair value of the MRSUs granted using a Monte Carlo simulation model with the following assumptions:

	Tranche 1	Tranche 2	Tranche 3
Expected volatility	62.3%	62.3%	62.3%
Risk-free interest rate based on U.S. Treasury yields	3.7%	3.7%	3.7%
Expected term (years)	1	2	3
Weighted average grant-date fair value per share	$27.84	$40.72	$49.07

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

RSUs, including TRSUs, PRSUs, and MRSUs
RSU activity for the period presented is as follows:

	Number of Shares	Weighted average grant date fair value
Balance as of December 31, 2025	4,294,367	$34.05
RSUs granted	2,725,837	46.33
RSUs vested and settled	(1,146,647)	26.71
RSUs cancelled/forfeited	(634,202)	34.97
Balance as of June 30, 2026	5,239,355	$41.93
As of June 30, 2026, there was total unrecognized stock-based compensation expense for outstanding RSUs of $194.0 million to be recognized over a period of approximately 3.0 years. This amount is comprised of unrecognized compensation expense of $176.1 million related to outstanding TRSUs, $10.7 million related to outstanding PRSUs, and $7.2 million related to outstanding MRSUs.
The number of RSUs vested and settled includes shares of common stock that the Company withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements.
Stock Options
The following summary of stock option activity for the periods presented is as follows (in thousands, except share and per share data):

	Number of Shares Underlying Outstanding Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Balance as of December 31, 2025	4,108,029	$5.66	2.8	$240,230
Options exercised	(644,129)	8.14
Balance as of June 30, 2026	3,463,900	5.20	2.3	173,746
Exercisable as of June 30, 2026	3,463,900	$5.20	2.3	$173,746
As of June 30, 2026, there was no unrecognized stock-based compensation expense for outstanding stock options.
Stock-Based Compensation
Stock-based compensation expense was allocated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of subscription revenue	$551	$716	$1,015	$884
Cost of hardware revenue	319	438	619	673
Cost of advertising revenue	147	—	280	—
Total cost of revenue	1,017	1,154	1,914	1,557
Research and development	9,666	7,780	17,489	13,490
Sales and marketing	3,356	2,047	5,401	3,373
General and administrative	8,782	4,247	14,272	6,698
Total stock-based compensation expense, net of amounts capitalized	$22,821	$15,228	$39,076	$25,118

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

There was $0.3 million and $0.9 million of capitalized stock-based compensation costs recognized during the three and six months ended June 30, 2026, respectively. There was $0.3 million and $0.6 million of capitalized stock-based compensation costs recognized during the three and six months ended June 30, 2025, respectively.
13. Income Taxes
The provision for income taxes for interim quarterly reporting periods is based on the Company's estimates of the effective tax rates for the full fiscal year, in accordance with ASC 740-270, Income Taxes, Interim Reporting. ASC 740-270-25-2 requires that an annual effective tax rate be determined and such annual effective rate be applied to year-to-date income/loss in interim periods. The effective tax rate in any quarter may be subject to fluctuations during the year as new information is obtained, which may positively or negatively affect the assumptions used to estimate the annual effective tax rate, including factors such as valuation allowances against deferred tax assets, the recognition or de-recognition of tax benefits related to uncertain tax positions, if any, and changes in or the interpretation of tax laws in jurisdictions where the Company conducts business.
Accounting for income taxes for interim periods generally requires the provision for income taxes to be determined by applying an estimate of the annual effective tax rate for the full fiscal year to income or loss before income taxes, excluding unusual or infrequently occurring discrete items, for the reporting period.
For the three and six months ended June 30, 2026, the Company recorded a benefit from income taxes of $4.0 million and $15.7 million, respectively. The effective tax rate differs from the U.S. federal statutory rate primarily due to executive compensation and other non-deductible expenses offset by tax credits, as well as discrete tax benefits recognized in the quarter, which were primarily related to excess tax benefits for stock-based compensation.

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
The partnership agreement includes revenue-share payments in which Hubble will pay the Company a percentage of revenue earned from leveraging the new global location-tracking network service offering. The partnership also allows Hubble to purchase Tile hardware devices at a price equal to the Company’s burdened cost of goods sold plus 12.5%. The Company recognized $0.1 million in other revenue from the revenue-share arrangement for the three and six months ended June 30, 2026. No revenue was earned from the revenue-share arrangement in the three and six months ended June 30, 2025. The Company recognized $0.1 million in hardware revenue from Hubble for the three and six months ended June 30, 2026. The related cost of hardware revenue totaled $0.1 million for the three and six months ended June 30, 2026. There was no hardware revenue or cost of hardware revenue from Hubble for the three and six months ended June 30, 2025. These amounts are reflected within hardware revenue and cost of hardware revenue, respectively, on the Company’s condensed consolidated statements of operations and comprehensive income (loss). The Company recorded $0.1 million and immaterial amounts from Hubble within accounts receivable, net, as of June 30, 2026, and December 31, 2025, respectively on the Company’s condensed consolidated balance sheets.

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The grant of the Related Party Warrant was considered non-cash consideration, which the Company measured at fair value on the date of issuance. The Related Party Warrant includes various performance-based vesting conditions based on revenue and operational milestones to be measured and assessed throughout the term of the agreement. As of June 30, 2026, 2,049,191 shares of the Related Party Warrant have vested. The warrant was valued using a Black Scholes option-pricing model, and the fair value of approximately $3.9 million has been included as consideration in the transaction price of the Related Party Agreement, and is also included in prepaid expenses and other assets, noncurrent and deferred revenue on the Company’s condensed consolidated balance sheets. The fair value of the warrant included within deferred revenue is amortized to other revenue over the life of the agreement. The Company recognized $0.2 million and $0.4 million in other revenue on the condensed consolidated statements of operations and comprehensive income in connection with the Related Party Warrant during the three and six months ended June 30, 2026, respectively. The Company recognized $0.2 million and $0.5 million in other revenue on the condensed consolidated statements of operations and comprehensive income in connection with the Related Party Warrant during the three and six months ended June 30, 2025, respectively. The related deferred revenue, current and deferred revenue, noncurrent balance as of June 30, 2026 was $0.8 million and $1.9 million, respectively. The deferred revenue, current and deferred revenue, noncurrent balance as of December 31, 2025 was $0.8 million and $2.2 million, respectively.
In April 2025, the Related Party SAFE converted into shares of preferred stock (the “Related Party Investment”). The conversion resulted in an observable price change of $0.9 million, which was recorded within gain on change in fair value of investments on the condensed consolidated statement of operations and comprehensive income (loss) during the three and six months ended June 30, 2025. As of June 30, 2026, the carrying value of the Related Party Investment was $5.9 million and is included within prepaid expenses and other assets, noncurrent on the condensed consolidated balance sheet. Refer to Note 6, "Fair Value Measurements" for additional information.
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
In connection with the June 2025 Convertible Notes, the Company applied the if-converted method under ASC 260, Earnings Per Share, to calculate diluted earnings per share. Since the June 2025 Convertible Notes require principal settlement in cash and only the premium is potentially settled in shares, the Company includes the incremental dilutive shares (the conversion spread) in the denominator only when the average stock price exceeds the conversion price. For the three and six months ended June 30, 2026, the June 2025 Convertible Notes were not dilutive, and therefore no incremental shares were included in diluted EPS.
The following table presents the calculation of basic and diluted net income per share (in thousands, except share and per share information):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$5,061	$7,006	$7,840	$11,384
Weighted-average shares outstanding:
Basic	81,002,338	76,797,385	80,577,105	76,254,119
Dilutive effect of outstanding options, RSUs, warrants, or other securities	4,592,123	7,678,663	5,197,814	7,726,576
Diluted	85,594,461	84,476,048	85,774,919	83,980,695
Net income per share:
Basic	$0.06	$0.09	$0.10	$0.15
Diluted	$0.06	$0.08	$0.09	$0.14

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Certain potential shares of common stock were excluded from the diluted net income per share calculation as their inclusion would have been antidilutive. Excluded shares are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Issuances upon vesting of restricted stock units	1,035,198	24,150	887,164	28,814
Issuances upon conversion of convertible notes	—	5,236,448	—	5,236,448
Total	1,035,198	5,260,598	887,164	5,265,262

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
Key Factors Affecting Our Performance
We believe that our results of operations are affected by a number of factors, such as: the ability to remain a trusted brand; attracting, retaining, and converting members; maintaining efficient member acquisition; the ability to attract new and repeat purchasers of our hardware tracking devices; growth in Average Revenue per Paying Circle (“ARPPC”); expanding the offerings on our platform; attracting and retaining talent; seasonality; international expansion; and growth and monetization of advertising offerings. We discuss each of these factors in more detail under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors Affecting Our Performance” in our Annual Report. While we do not have control of all factors affecting our results of operations, we work diligently to influence and manage those factors which we can impact to enhance our results of operations.
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
General and Administrative
Our general and administrative expenses consist primarily of employee-related costs for our legal, finance, human resources, and other administrative teams, as well as certain executive officers. In addition, general and administrative expenses include allocated overhead, outside legal, accounting, and other professional fees, and non-income-based taxes. We expect general and administrative expenses will increase in absolute dollars as our business grows.
Other Income (Expense)
Gain (loss) on Change in Fair Value of Investments
The Company measures certain non-marketable equity securities and warrant investments at fair value on a nonrecurring basis in accordance with ASC 321, Investment - Equity Securities. In April 2025, the SAFE investment in a related party (the “Related Party SAFE”) converted into shares of preferred stock (the “Related Party Investment”), as a result of an observable price change. Additionally, the Company measures and reports certain assets at fair value each reporting period.

In May 2025, we entered into a series of transactions with Aura Consolidated Group, Inc. (“Aura”), which included a convertible note investment into Aura (“Convertible Note Investment”). We elected to apply the fair value option in accordance with ASC 825, Financial Instruments.

Gain (loss) on change in fair value of investments relates to the change in fair value associated with the Convertible Note Investment and the observable price change upon the conversion of the Related Party SAFE into the Related Party Investment.

Interest Income
Interest income consists of interest earned on our cash and cash equivalents balances received from bank deposits, money market funds, and short-term investments, as well as the amortization of discounts on our short-term investments and cash equivalents.
Other Income (expense), net
Other income (expense), net consists of foreign currency exchange gains/(losses) related to the remeasurement of certain assets and liabilities of our foreign subsidiaries that are denominated in currencies other than the functional currency of the subsidiary, foreign exchange transaction gains/(losses), interest expense primarily related to convertible notes and the deferred purchase price liability related to the acquisition of Nativo, Inc. (“Nativo”), and a loss related to the monetization of tariff refund claims.
Benefit from Income Taxes
Benefit from income taxes consists of U.S. federal and state income taxes and foreign income taxes in jurisdictions in which we conduct business. Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Results of Operations
The following tables set forth our condensed consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2026 and 2025 (in thousands, except percentages).

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	% Change	2026	2025	% Change
Subscription revenue	$115,636	$88,582	31%	$223,830	$170,456	31%
Hardware revenue	9,806	12,266	(20)%	14,332	21,173	(32)%
Advertising revenue	21,966	5,287	315%	41,627	9,871	322%
Other revenue	11,551	9,246	25%	22,293	17,505	27%
Total revenue	158,959	115,381	38%	302,082	219,005	38%
Cost of subscription revenue(1)	15,260	13,049	17%	29,764	23,190	28%
Cost of hardware revenue(1)	5,561	10,194	(45)%	14,185	18,791	(25)%
Cost of advertising revenue(1)	9,496	515	1,744%	17,431	777	2,143%
Cost of other revenue(1)	1,740	1,122	55%	3,237	2,197	47%
Total cost of revenue(1)	32,057	24,880	29%	64,617	44,955	44%
Gross profit	126,902	90,501	40%	237,465	174,050	36%
Operating expenses(1):
Research and development	47,398	32,258	47%	86,670	62,661	38%
Sales and marketing	52,313	38,873	35%	109,337	74,181	47%
General and administrative	27,248	17,378	57%	49,593	33,027	50%
Total operating expenses	126,959	88,509	43%	245,600	169,869	45%
Income (loss) from operations	(57)	1,992	(103)%	(8,135)	4,181	(295)%
Other income (expense):
Gain (loss) on change in fair value of investments	(877)	1,269	(169)%	(4,727)	1,269	(472)%
Interest income	4,182	2,545	64%	7,998	4,329	85%
Other income (expense), net	(2,164)	808	(368)%	(2,957)	999	(396)%
Total other income, net	1,141	4,622	(75)%	314	6,597	(95)%
Income (loss) before income taxes	1,084	6,614	(84)%	(7,821)	10,778	(173)%
Benefit from income taxes	(3,977)	(392)	(915)%	(15,661)	(606)	(2,484)%
Net income	$5,061	$7,006	(28)%	$7,840	$11,384	(31)%
Change in foreign currency translation adjustment	(46)	(101)	54%	(76)	(100)	24%
Unrealized gain (loss) on available-for-sale securities, net of tax	(116)	—	(100)%	(59)	—	(100)%
Total comprehensive income	$4,899	$6,905	(29)%	$7,705	$11,284	(32)%
____________________
(1)Includes stock-based compensation expense as follows (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	% Change	2026	2025	% Change
Cost of subscription revenue	$551	$716	(23)%	$1,015	$884	15%
Cost of hardware revenue	319	438	(27)%	619	673	(8)%
Cost of advertising revenue	147	—	100%	280	—	100%
Cost of other revenue	—	—	—%	—	—	—%
Total cost of revenue	1,017	1,154	(12)%	1,914	1,557	23%
Research and development	9,666	7,780	24%	17,489	13,490	30%
Sales and marketing	3,356	2,047	64%	5,401	3,373	60%
General and administrative	8,782	4,247	107%	14,272	6,698	113%
Total stock-based compensation expense, net of amounts capitalized	$22,821	$15,228	50%	$39,076	$25,118	56%
The following table sets forth our results of operations as a percentage of total revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Subscription revenue	73%	77%	74%	78%
Hardware revenue	6%	11%	5%	10%
Advertising revenue	14%	5%	14%	5%
Other revenue	7%	8%	7%	8%
Total revenue	100%	100%	100%	100%
Cost of subscription revenue	10%	11%	10%	11%
Cost of hardware revenue	3%	9%	5%	9%
Cost of advertising revenue	6%	—%	6%	—%
Cost of other revenue	1%	1%	1%	1%
Total cost of revenue	20%	22%	21%	21%
Gross profit	80%	78%	79%	79%
Operating expenses:
Research and development	30%	28%	29%	29%
Sales and marketing	33%	34%	36%	34%
General and administrative	17%	15%	16%	15%
Total operating expenses	80%	77%	81%	78%
Income (loss) from operations	—%	2%	(3)%	2%
Other income (expense):
Gain (loss) on change in fair value of investments	(1)%	1%	(2)%	1%
Interest income	3%	2%	3%	2%
Other income (expense), net	(1)%	1%	(1)%	—%
Total other income, net	1%	4%	—%	3%
Income (loss) before income taxes	1%	6%	(3)%	5%
Benefit from income taxes	(3)%	—%	(5)%	—%
Net income	3%	6%	3%	5%
Change in foreign currency translation adjustment	—%	—%	—%	—%
Unrealized gain (loss) on available-for-sale securities, net of tax	—%	—%	—%	—%
Total comprehensive income	3%	6%	3%	5%

Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	$	%	2026	2025	$	%
(in thousands, except percentages)
Subscription revenue	$115,636	$88,582	$27,054	31%	$223,830	$170,456	$53,374	31%
Hardware revenue	9,806	12,266	(2,460)	(20)%	14,332	21,173	(6,841)	(32)%
Advertising revenue	21,966	5,287	16,679	315%	41,627	9,871	31,756	322%
Other revenue	11,551	9,246	2,305	25%	22,293	17,505	4,788	27%
Total revenue	$158,959	$115,381	$43,578	38%	$302,082	$219,005	$83,077	38%
Subscription revenue increased $27.1 million, or 31%, during the three months ended June 30, 2026 as compared to the three months ended June 30, 2025, primarily due to a 27% growth in Paying Circles and an 18% growth in total subscriptions. Additionally, subscription revenue in the current period benefited from a 5% uplift in ARPPC. Please refer to the “Key Performance Indicators” section for definitions of key performance indicators (“KPIs”).
Hardware revenue decreased $2.5 million, or 20%, during the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. The decline was primarily driven by an 18% decrease in Net hardware units shipped.
Advertising revenue increased $16.7 million, or 315%, during the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. This was primarily driven by a $14.1 million increase in managed advertising, a $1.3 million increase in self-service advertising, a $0.7 million increase in programmatic advertising, and a $0.6 million increase in other advertising revenue, primarily attributable to the acquisition of Nativo. We expect advertising revenue to grow as we continue to integrate Nativo's platform, expand advertiser relationships, and increase advertising inventory across the Life360 platform.
Other revenue increased $2.3 million, or 25%, during the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. This was due to a $1.6 million increase in data revenue, which was primarily attributable to increased data volumes resulting from user growth, and a $0.7 million increase in partnership revenue, primarily driven by higher revenue share from an existing partner.
Subscription revenue increased $53.4 million, or 31%, during the six months ended June 30, 2026 as compared to the six months ended June 30, 2025, primarily driven by a 27% growth in Paying Circles and 18% growth in total subscriptions. Additionally, subscription revenue in the current period benefited from a 6% uplift in ARPPC.
Hardware revenue decreased $6.8 million, or 32%, during the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. The decline was primarily driven by a 21% decrease in Net hardware units shipped, contributing to a $3.8 million decrease in hardware revenue. This decrease was also impacted by a $2.5 million increase in discounts, of which $1.0 million was directly attributable to the strategic exit of the brick-and-mortar retail channel, and a $0.5 million reduction in revenue related to bundled offerings.
Advertising revenue increased $31.8 million, or 322%, during the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. This was primarily driven by a $26.7 million increase in managed advertising, primarily attributable to the acquisition of Nativo as well as an increase in spending from existing advertisers. Also attributable to the acquisition of Nativo, there was a $2.2 million increase in self-service advertising, a $2.2 million increase in other advertising revenue, and a $0.7 million increase in programmatic advertising. We expect advertising revenue to grow as we continue to integrate Nativo's platform, expand advertiser relationships, and increase advertising inventory across the Life360 platform.
Other revenue increased $4.8 million, or 27%, during the six months ended June 30, 2026 as compared to the six months ended June 30, 2025, due to a $3.6 million increase in data revenue, which was primarily attributable to increased data volumes resulting from user growth, and a $1.2 million increase in partnership revenue, primarily driven by higher revenue share from an existing partner.

Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	$	%	2026	2025	$	%
(in thousands, except percentages)
Cost of subscription revenue	$15,260	$13,049	$2,211	17%	$29,764	$23,190	$6,574	28%
Cost of hardware revenue	5,561	10,194	(4,633)	(45)%	14,185	18,791	(4,606)	(25)%
Cost of advertising revenue	9,496	515	8,981	1,744%	17,431	777	16,654	2,143%
Cost of other revenue	1,740	1,122	618	55%	3,237	2,197	1,040	47%
Total cost of revenue	32,057	24,880	7,177	29%	64,617	44,955	19,662	44%
Gross profit	$126,902	$90,501	$36,401	40%	$237,465	$174,050	$63,415	36%
Gross margin:
Subscription	87%	85%			87%	86%
Hardware	43%	17%			1%	11%
Advertising	57%	90%			58%	92%
Other	85%	88%			85%	87%
Cost of subscription revenue increased $2.2 million, or 17%, during the three months ended June 30, 2026 as compared to the three months ended June 30, 2025, primarily due to increases of $1.4 million in technology expenses and $0.3 million in amortization of internally developed software related to the release of new features and significant updates on our platform, both attributable to Company growth. In addition, costs associated with premium membership offerings increased $0.9 million. These increases were partially offset by a $0.4 million decrease in personnel-related and stock-based compensation costs.
Subscription gross margin increased to 87% during the three months ended June 30, 2026 from 85% during the three months ended June 30, 2025, primarily due to a shift in product mix toward higher-priced offerings and price increases across select international markets throughout the second half of 2025.
Cost of hardware revenue decreased $4.6 million, or 45%, during the three months ended June 30, 2026 as compared to the three months ended June 30, 2025, primarily due to a $3.6 million benefit from the receipt of tariff refund claims and a $0.5 million decrease in tariff costs from reduced tariff rates. Also contributing were decreases of $0.4 million, in personnel-related and stock-based compensation costs due to lower headcount, and $0.4 million in hardware product costs related to the reduced number of units sold. These were partially offset by a $0.3 million increase in other cost of hardware revenue related expenses.
Hardware gross margin increased to 43% during the three months ended June 30, 2026 from 17% during the three months ended June 30, 2025, primarily due to the benefit from the receipt of tariff refund claims and reduced tariff costs. We continue to prioritize hardware as a driver of subscription growth by optimizing pricing and bundling to increase subscription attachment over standalone hardware margin.
Cost of advertising revenue increased $9.0 million, or 1,744%, during the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. The increase was primarily due to increases of $3.6 million in traffic acquisition costs, $2.6 million in technology and hosting costs, $1.5 million in personnel-related and stock-based compensation costs, $0.9 million in third-party data and content licensing costs, and $0.4 million in amortization of acquired technology, attributable to the acquisition of Nativo.
Advertising gross margin decreased to 57% during the three months ended June 30, 2026 from 90% during the three months ended June 30, 2025, primarily due to higher costs associated with our expanded advertising platform following the acquisition of Nativo, resulting in a shift in margin mix relative to our existing advertising offerings.
Cost of other revenue increased $0.6 million, or 55%, during the three months ended June 30, 2026 as compared to the three months ended June 30, 2025, due to an increase of $0.6 million in technology and other related expenses to support the existing customer base.

Other gross margin decreased to 85% during the three months ended June 30, 2026 from 88% during the three months ended June 30, 2025, primarily due to higher technology costs supporting growth in our data business.
Cost of subscription revenue increased $6.6 million, or 28%, during the six months ended June 30, 2026 as compared to the six months ended June 30, 2025, primarily due to increases of $3.4 million in technology expenses, $0.8 million in personnel-related and stock-based compensation costs, and $0.5 million in amortization of internally developed software related to the release of new features and significant updates on our platform, all attributable to Company growth. In addition, costs associated with premium membership offerings increased $1.9 million.
Subscription gross margin increased to 87% during the six months ended June 30, 2026 from 86% during the six months ended June 30, 2025, primarily due to a shift in product mix toward higher-priced offerings and price increases across select international markets throughout the second half of 2025.
Cost of hardware revenue decreased by $4.6 million, or 25%, during the six months ended June 30, 2026 as compared to the six months ended June 30, 2025, primarily due to a $3.6 million benefit from the receipt of tariff refund claims and a $0.3 million decrease in tariff costs from reduced tariff rates. Also contributing were decreases of $0.4 million in hardware product and freight costs, related to the reduced number of units sold, and $0.3 million in personnel-related and stock-based compensation costs due to lower headcount.
Hardware gross margin decreased to 1% during the six months ended June 30, 2026 from 11% during the six months ended June 30, 2025, as the decline in hardware revenue from the Company’s strategic exit of the brick-and-mortar retail channel outpaced the benefit to cost of hardware revenue from tariff refund claims and lower tariff costs.
Cost of advertising revenue increased $16.7 million, or 2,143%, during the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. The increase was primarily due to increases of $6.2 million in traffic acquisition costs, $5.3 million in technology and hosting costs, $3.1 million in personnel-related and stock-based compensation costs, $1.3 million in third-party data and content licensing costs, and $0.8 million in amortization of acquired technology, all attributable to the acquisition of Nativo.
Advertising gross margin decreased to 58% during the six months ended June 30, 2026 from 92% during the six months ended June 30, 2025, primarily due to higher costs associated with our expanded advertising platform following the acquisition of Nativo, resulting in a shift in margin mix relative to our existing advertising offerings.
Cost of other revenue increased $1.0 million, or 47%, during the six months ended June 30, 2026 as compared to the six months ended June 30, 2025, due to increases of $1.0 million in technology and other related expenses to support the existing customer base.
Other gross margin decreased to 85% during the six months ended June 30, 2026 from 87% during the six months ended June 30, 2025, primarily due to higher technology costs supporting growth in our data business.
Research and development

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	$	%	2026	2025	$	%
(in thousands, except percentages)
Research and development	$47,398	$32,258	$15,140	47%	$86,670	$62,661	$24,009	38%
Research and development expenses increased $15.1 million, or 47%, during the three months ended June 30, 2026 as compared to the three months ended June 30, 2025, primarily due to a $6.5 million increase in personnel-related and stock-based compensation costs, including those related to the acquisition of Nativo, and a $4.5 million increase in technology and other expenses due to Company growth. Also contributing were $1.7 million in workplace restructuring costs associated with the Company’s transition to an AI-Native organization, $1.0 million of lower capitalized internally developed software costs, a $0.6 million increase in professional and outside services, a $0.5 million decrease in capitalized construction in progress costs, in line with the Company’s product development roadmap, and $0.3 million of Nativo integration costs.

Research and development expenses increased $24.0 million, or 38%, during the six months ended June 30, 2026 as compared to the six months ended June 30, 2025, primarily due to increases of $12.9 million in personnel-related and stock-based compensation costs, including those related to the acquisition of Nativo, and a $5.8 million increase in technology and other expenses due to Company growth. Also contributing were $1.7 million in workplace restructuring costs associated with the Company’s transition to an AI-Native organization, a $1.6 million increase in professional and outside services, a $1.3 million decrease in capitalized construction in progress costs, in line with the Company’s product development roadmap, $0.4 million of lower capitalized internally developed software costs, and $0.3 million of Nativo integration costs.
Sales and Marketing

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	$	%	2026	2025	$	%
(in thousands, except percentages)
Sales and marketing	$52,313	$38,873	$13,440	35%	$109,337	$74,181	$35,156	47%
Sales and marketing expenses increased $13.4 million, or 35%, during the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. This was primarily due to increases of $6.3 million in personnel-related and stock-based compensation costs and $1.8 million in amortization of acquired intangible assets, each primarily attributable to the acquisition of Nativo. Additional increases include $5.0 million in commissions to the Company’s Channel Partners, in line with the increase in subscription revenue, and $1.2 million in technology and other expenses, attributable to Company growth. These increases were partially offset by a $0.9 million decrease in growth media and other marketing costs due to the planned timing of spend.
Sales and marketing expenses increased $35.2 million, or 47%, during the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. This was primarily due to increases of $11.1 million in personnel-related and stock-based compensation costs and $3.5 million in amortization of acquired intangible assets, each primarily attributable to the acquisition of Nativo. Additional increases include $9.9 million in commissions to the Company’s Channel Partners, in line with the increase in subscription revenue, $7.5 million in growth media and other marketing spend to support strategic initiatives, $2.2 million in technology and other expenses attributable to Company growth, $0.6 million in Nativo integration costs, and $0.4 million in severance costs related to the strategic exit of the brick-and-mortar retail channel.
General and Administrative

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	$	%	2026	2025	$	%
(in thousands, except percentages)
General and administrative	$27,248	$17,378	$9,870	57%	$49,593	$33,027	$16,566	50%
General and administrative expenses increased $9.9 million, or 57%, during the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. This was primarily due to increases of $7.5 million in personnel-related and stock-based compensation costs and $1.1 million in technology and other expenses, both attributable to Company growth. Additional increases include $0.6 million in warehouse relocation costs related to the move of certain hardware manufacturing operations, $0.5 million in professional and outside services, and $0.2 million in Nativo integration costs.
General and administrative expenses increased $16.6 million, or 50%, during the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. This was primarily due to increases of $12.9 million in personnel-related and stock-based compensation costs and $1.8 million in technology and other expenses, both attributable to Company growth. Additional increases include $1.2 million in warehouse relocation costs related to the move of certain hardware manufacturing operations, and $0.7 million in Nativo integration costs.

Gain (loss) on Change in Fair Value of Investments
In April 2025, an observable price change related to the conversion of the Related Party SAFE into the Related Party Investment took place. As a result, a $0.9 million gain related to the observable price change was recognized during the three and six months ended June 30, 2025. No such transaction occurred during the three and six months ended June 30, 2026.
In May 2025, the Company entered into a series of transactions with Aura, which included the $25.0 million Convertible Note Investment. The Company elected to apply the fair value option in accordance with ASC 825, Financial Instruments. As a result, a loss related to the revaluation of the Convertible Note Investment of $0.9 million and $4.7 million was recognized during the three and six months ended June 30, 2026, respectively, compared to a gain of $0.4 million for both the three and six months ended June 30, 2025.
Interest Income
Interest income increased $1.6 million, or 64%, during the three months ended June 30, 2026 as compared to the three months ended June 30, 2025, resulting from higher average gross yields and higher amortization of discounts on increased cash and cash equivalents and short-term investment balances.
Interest income increased $3.7 million, or 85%, during the six months ended June 30, 2026 as compared to the six months ended June 30, 2025, resulting from higher average gross yields and higher amortization of discounts on increased cash and cash equivalents and short-term investment balances.
Other Income (Expense), Net
Other income (expense), net decreased $3.0 million, or 368%, during the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. This was primarily driven by a $1.3 million loss related to the monetization of tariff refunds, a $1.1 million increase in foreign exchange losses, a $0.4 million increase in interest expense related to the June 2025 Convertible Notes, and a $0.2 million increase in interest expense related to the deferred purchase price liability from the acquisition of Nativo. Refer to Note 7, "Business Combinations" and Note 8, "Balance Sheet Components" for additional information on the acquisition of Nativo and the related deferred purchase price liability.
Other income (expense), net decreased $4.0 million, or 396%, during the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. This was primarily driven by a $1.5 million increase in foreign exchange losses, a $1.3 million loss related to the monetization of tariff refunds, a $0.9 million increase in interest expense related to the June 2025 Convertible Notes, and a $0.3 million increase in interest expense related to the deferred purchase price liability from the acquisition of Nativo.
Benefit from Income Taxes
Benefit from income taxes increased $3.6 million during the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, primarily due to changes in the Company's annual estimated effective tax rate because the Company no longer maintains a full valuation allowance on its U.S. deferred tax assets and discrete tax benefits. For the three months ended June 30, 2026, we recorded a total income tax benefit of $4.0 million, consisting of a $1.3 million benefit based on the annual estimated effective tax rate, primarily reflecting the loss before income taxes for the period, and $2.7 million of discrete tax benefits, primarily related to stock-based compensation.

Benefit from income taxes increased $15.1 million during the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, primarily because the Company no longer maintains a full valuation allowance on its U.S. deferred tax assets. For the six months ended June 30, 2026, we recorded a total income tax benefit of $15.7 million, consisting of a $4.0 million benefit based on the annual estimated effective tax rate, primarily due to the loss before income tax for the period, and $11.7 million of discrete tax benefits, primarily related to stock-based compensation.
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

Key Performance Indicators

	As of and for the Three Months Ended June 30,			As of and for the Six Months Ended June 30,
	2026	2025	% Change	2026	2025	% Change
(in millions, except ARPPC, ARPPS and ASP)
AMR	$537.2	$416.1	29%	$537.2	$416.1	29%
MAUs	102.4	88.0	16%	102.4	88.0	16%
Paying Circles	3.2	2.5	27%	3.2	2.5	27%
ARPPC(1)	$142.56	$135.42	5%	$142.99	$134.49	6%
Subscriptions	3.7	3.1	18%	3.7	3.1	18%
ARPPS(1)	$128.38	$116.06	11%	$127.80	$114.57	12%
Net hardware units shipped	0.7	0.8	(18)%	1.0	1.3	(21)%
ASP(2)	$14.70	$14.81	(1)%	$13.68	$15.64	(13)%
(1) Excludes revenue related to bundled Life360 subscription and hardware offerings, which was immaterial for the three and six months ended June 30, 2026, and $(0.3) million and $(0.7) million for the three and six months ended June 30, 2025, respectively.
(2) Excludes revenue related to bundled Life360 subscription and hardware offerings, which was $0.1 million for the three and six months ended June 30, 2026, and $0.3 million and $0.6 million for the three and six months ended June 30, 2025, respectively.
Annualized Monthly Revenue
We use Annualized Monthly Revenue (“AMR”) to identify the annualized monthly value of active customer agreements at the end of a reporting period. AMR includes the annualized monthly value of subscription, data and partnership agreements. All components of these agreements that are not expected to recur are excluded. This does not represent revenue under GAAP on an annualized basis, as the operating metric can be impacted by start and end dates and renewal rates. AMR as of June 30, 2026, and 2025 was $537.2 million and $416.1 million, respectively, representing an increase of 29% year-over-year, which is largely attributable to continued subscriber growth and an increase in other recurring revenue.
Monthly Active Users
We have a large and growing global member base as of June 30, 2026. A Life360 Monthly Active User (“MAU”) is defined as a unique member who engages with our Life360 branded services each month, which includes both paying and non-paying members, and excludes certain members who have a delayed account setup. As of June 30, 2026 and 2025, we had approximately 102.4 million and approximately 88.0 million MAUs on the Life360 platform, respectively, representing an increase of 16% year-over-year. We believe this has been driven by continued new member growth and retention.
As reported in our Quarterly Report on Form 10-Q for the three months ended March 31, 2026, MAU growth during the three months ended March 31, 2026 was impacted by Android-related technical issues affecting new user registration, which were resolved by April 2026. MAU growth trends for the three months ended June 30, 2026 are consistent with the Company’s previously disclosed full-year 2026 MAU growth expectation of approximately 17% to 20%.

Paying Circles
We define a Paying Circle as a group of Life360 members with a paying subscription who have been billed as of the end of period. Each subscription covers all members in the payor’s Circle so everyone in the Circle can utilize the benefits of a Life360 membership, including access to premium location, driving, digital and emergency safety insights and services.
As of June 30, 2026 and 2025, we had approximately 3.2 million and 2.5 million paid subscribers to services under our Life360 brand, respectively, representing an increase of 27% year-over-year. We grow the number of Paying Circles by increasing our free member base, converting free members to subscribers, and retaining them over time with the provision of high-quality family connectivity and safety services.
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
For the three months ended June 30, 2026 and 2025, our ARPPC was $142.56 and $135.42, respectively, representing a 5% increase year-over-year. For the six months ended June 30, 2026 and 2025, our ARPPC was $142.99 and $134.49, respectively, representing a 6% increase year-over-year.
ARPPC is a key indicator utilized by the Company to determine our effectiveness at monetizing Paying Circles through tiered product offerings. The year-over-year growth in ARPPC primarily reflects a shift in product mix toward higher-priced offerings and price increases across select international markets throughout the second half of 2025.
Subscriptions
We define Subscriptions as the number of paying subscribers associated with the Life360 and Tile brands who have been billed as of the end of the period.
As of June 30, 2026 and 2025, we had approximately 3.7 million and 3.1 million paid subscribers, respectively, to services under the Life360 and Tile brands, representing an increase of 18% year-over-year.
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
ARPPS for the three months ended June 30, 2026 and 2025 was $128.38 and $116.06, respectively, representing an increase of 11% year-over-year. ARPPS for the six months ended June 30, 2026 and 2025 was $127.80 and $114.57, respectively, representing an increase of 12% year-over-year.
ARPPS has increased year-over-year as a result of a shift in product mix towards higher-priced offerings and price increases across select international markets throughout the second half of 2025.

Net Hardware Units Shipped
Net hardware units shipped represents the number of tracking devices sold during a period, excluding certain hardware units related to bundled Life360 subscription and hardware offerings, net of returns by our retail partners and direct consumers. Selling units contributes to hardware revenue and ultimately increases the number of members eligible for a subscription.
For the three months ended June 30, 2026 and 2025, Life360 sold approximately 0.7 million units and 0.8 million units, respectively, representing a decrease of 18% year-over-year. For the six months ended June 30, 2026 and 2025, we sold approximately 1.0 million units and 1.3 million units, respectively, representing a decrease of 21% year-over-year.
The decrease in Net hardware units shipped was primarily due to the strategic exit of the brick-and-mortar retail channel and a decrease in online retail sales.
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
For the three months ended June 30, 2026 and 2025, the Net ASP per unit was $14.70 and $14.81, respectively, representing a decrease of 1% year-over-year. For the six months ended June 30, 2026 and 2025, the Net ASP per unit was $13.68 and $15.64, respectively, representing a decrease of 13% year-over-year. The decrease in Net ASP was primarily due to increased discounts related to the strategic exit of the brick-and-mortar retail channel.
Liquidity and Capital Resources
As of June 30, 2026, we had $467.7 million in cash and cash equivalents, restricted cash, and short-term investments. As of December 31, 2025, we had $495.8 million in cash and cash equivalents and restricted cash, with no short-term investments.
We believe our existing cash and cash equivalents and short-term investments, together with cash generated from subscriptions, hardware tracking devices, advertising activities, and partnerships, including the sale of aggregated, non-personally identifiable data for data insight purposes, will be sufficient to support working capital and capital expenditure requirements in line with our capital deployment strategy for the next 12 months. We may from time to time seek to raise additional capital based on a variety of factors, including our capital requirements and the relative favorability of conditions in the capital markets. If we are unable to raise additional capital on terms acceptable to us or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, financial condition and results of operations.
Cash Flows
Our cash flow activities were as follows for the periods presented:

	Six Months Ended June 30,
	2026	2025
(in thousands)
Net cash provided by operating activities	$41,019	$25,383
Net cash used in investing activities	(256,321)	(32,089)
Net cash provided by (used in) financing activities	(10,774)	280,475
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	$(226,076)	$273,769

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
A number of our members pay in advance for annual subscriptions, while a majority pay in advance for monthly subscriptions. Deferred revenue consists of the unearned portion of customer billings, which is recognized as revenue in accordance with our revenue recognition policy. As of June 30, 2026 and December 31, 2025, we had deferred revenue of $51.5 million and $50.7 million, respectively, of which $48.2 million and $46.4 million is expected to be recorded as revenue in the next 12 months, respectively, provided all other revenue recognition criteria have been met.
For the six months ended June 30, 2026, net cash provided by operating activities was $41.0 million. The primary factors affecting our operating cash flows during this period were our net income of $7.8 million, impacted by $40.5 million of non-cash adjustments, and $7.3 million of cash used by changes in our operating assets and liabilities. The non-cash adjustments primarily consist of stock-based compensation, deferred income taxes, depreciation and amortization, and a loss on the change in fair value of investment. The cash used by changes in our operating assets and liabilities was primarily due to decreases in accrued expenses and other current liabilities and accounts payable, as well as increases in inventory and costs capitalized to obtain contracts. This was partially offset by decreases in accounts receivable and prepaid expenses and other current assets and an increase in deferred revenue.
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
Investing Activities
For the six months ended June 30, 2026, net cash used in investing activities was $256.3 million, which was primarily related to the $214.1 million purchase of short-term investments, $55.6 million cash paid for the acquisition of Nativo, net of cash acquired, and $1.0 million cash paid for other investments, partially offset by $16.9 million proceeds from maturities of short-term investment. Refer to Note 7, "Business Combinations" for additional information on the acquisition of Nativo. Net cash used in investing activities also included capitalization of internally developed software costs in accordance with ASC 350-40, Intangibles - Goodwill and Other, Internal-Use Software.
For the six months ended June 30, 2025, net cash used in investing activities was $32.1 million, which primarily related to the $25.0 million Convertible Note Investment. Net cash used in investing activities also included capitalization of internally developed software costs in accordance with ASC 350-40, Intangibles - Goodwill and Other, Internal-Use Software, and cash paid for an acquisition.
Financing Activities
For the six months ended June 30, 2026, net cash used in financing activities was $10.8 million, which is primarily driven by $24.4 million of taxes paid for the net settlement of equity awards, $13.2 million of payments for the purchase of treasury stock, $1.9 million for the remittance of tariff refund claims, and the $0.7 million deferred purchase price payment related to the Fantix acquisition. The cash payments were partially offset by $27.2 million of proceeds related to tax withholdings on restricted stock settlements and the exercise of stock options and warrants and $2.3 million of proceeds from the monetization of tariff refund claims.

For the six months ended June 30, 2025, net cash provided by financing activities was $280.5 million, which is primarily related to proceeds of $320.0 million from the issuance of the June 2025 Convertible Notes offset by payments of $9.6 million for debt issuance costs. In connection with the issuance of the June 2025 Convertible Notes, the Company paid $33.7 million in capped call transactions. Refer to Note 9, "Convertible Notes" for more information on the June 2025 Convertible Notes and the June 2025 Capped Calls. Financing activities also included $25.8 million of taxes paid for the net settlement of equity awards, offset by $29.6 million of proceeds related to tax withholdings on restricted stock settlements and the exercise of stock options and warrants.
Share Repurchase Program
In May 2026, the Company’s Board of Directors authorized a share repurchase program allowing the deployment of up to $225.0 million to repurchase the Company’s outstanding common stock (the “Repurchase Program”). The Repurchase Program has no expiration date, does not obligate the Company to acquire a specific number of shares, and may be modified, suspended, or discontinued at any time. Repurchases may be made from time to time in the open market, in privately negotiated transactions, in block trades, and/or through Rule 10b5-1 trading plans and Rule 10b-18 transactions depending on market conditions and applicable rules and regulations.
During the three and six months ended June 30, 2026, we repurchased 314,762 shares of common stock for an aggregate purchase price of $13.2 million, including commissions. As of June 30, 2026, $211.8 million remained available under the Repurchase Program.
Obligations and Other Commitments
Our principal commitments consist of obligations under our operating leases for office space, and other purchase commitments. Information regarding our non-cancellable lease and other purchase commitments as of June 30, 2026, can be found in Note 8, "Balance Sheet Components" and Note 10, "Commitments and Contingencies" to our condensed consolidated financial statements.
Critical Accounting Policies and Significant Management Estimates
We prepare our condensed consolidated financial statements in accordance with GAAP. The preparation of condensed consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected. Our significant accounting policies are discussed in Note 2, "Summary of Significant Accounting Policies" in our Annual Report. There were no significant changes to these policies during the six months ended June 30, 2026.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and foreign currency exchange rates.
Interest Rate Risk
As of June 30, 2026, we had $150.7 million of cash equivalents invested in money market funds and U.S. Treasury securities. In addition, we held $197.9 million of U.S. Treasury securities classified as available-for-sale securities. As of December 31, 2025, we had $332.8 million of cash equivalents invested in money market funds and no U.S. Treasury securities.

Our cash and cash equivalents are held for working capital purposes. The U.S. Treasury securities have contractual maturities of less than one year. Available-for-sale securities are recorded at fair value, with unrealized gains and losses recorded in accumulated other comprehensive income (loss).

As of June 30, 2026 and December 31, 2025, a hypothetical 10% relative change in interest rates would not have a material impact on our condensed consolidated financial statements.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026 pursuant to Rule 13a‑15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The term “disclosure controls and procedures” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our management concluded that our disclosure controls and procedures were effective as of June 30, 2026.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 1A. Risk Factors
Except as set forth below, there have been no material changes from the risk factors set forth under the heading “Risk Factors” in Part I, Item 1A in our Annual Report. An investment in shares of our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described in our Annual Report, together with all of the other information in the Annual Report, together with the other information appearing elsewhere in this Quarterly Report, including our unaudited condensed consolidated financial statements and related notes hereto, and any other documents that we file with the SEC before deciding to invest in our common stock. The occurrence of any of the following risks or of those described in our Annual Report could have a material adverse effect on our business, financial condition, results of operations, and future growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. In these circumstances, the market price of our common stock could decline; and you may lose all or part of your investment. We cannot assure you that any of the events discussed in our Annual Report will not occur.
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

•public reaction to our press releases, announcements, and filings with the SEC and ASX;
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

•future sales of our common stock;
•the timing, price, and volume of repurchases under our share repurchase program, or any determination to suspend, modify, or discontinue the program;
•trading prices and trading volumes of our CDIs on the ASX and our common stock on the Nasdaq; and
•the other factors described in these “Risk Factors”.
The stock market has in the past experienced extreme price and volume fluctuations, and, following periods of such volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against these companies. Such litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources, which would harm our business, operating results, or financial condition.
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
With respect to our share repurchase program, there is no guarantee that the program will be fully consummated or that it will enhance long-term stockholder value, and repurchases under the program could increase the volatility of the trading price of our common stock or CDIs, or negatively impact our cash reserves. Repurchases under the program, and any Company Rule 10b5-1 trading plan, may be modified, suspended, or discontinued without prior notice.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Use of Proceeds
None.
Issuer Purchases of Equity Securities
In May 2026, the Company’s Board of Directors authorized a share repurchase program allowing the deployment of up to $225.0 million to repurchase the Company’s outstanding common stock (the “Repurchase Program”). The Repurchase Program has no expiration date, does not obligate the Company to acquire a specific number of shares, and may be modified, suspended, or discontinued at any time. Repurchases may be made from time to time in the open market, in privately negotiated transactions, in block trades, and/or through Rule 10b5-1 trading plans and Rule 10b-18 transactions, depending on market conditions and applicable rules and regulations.
The following table shows the share repurchase activity for the three months ended June 30, 2026:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs (In thousands)
April 1 - April 30, 2026	—	—	—	—
May 1 - May 31, 2026	188,424	$39.43	188,424	$217,571
June 1 - June 30, 2026	126,338	$45.83	126,338	$211,781
Total	314,762		314,762
Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
(a) Amended and Restated Bylaws
On July 29, 2026, the Board amended and restated the Company’s Amended and Restated Bylaws (as so amended and restated, the “Amended and Restated Bylaws”), which becomes effective as of August 7, 2026. The Amended and Restated Bylaws, among other things, establish the position of Lead Independent Director and the process for the Lead Independent Director’s selection.
The foregoing summary of the Amended and Restated Bylaws does not purport to be complete and is qualified in its entirety by reference to the full text of the Company’s Amended and Restated Bylaws, as amended, a copy of which is filed as Exhibit 3.2 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.
(b) None
(c) Rule 10b5-1 Trading Plans
Our directors and officers, subject to Rule 16a-1(f) of the Exchange Act (“Section 16 Officers”), may from time to time enter into plans for the purchase or sale of our common stock that are intended to satisfy the affirmative defense in Rule 10b5-1(c) of the Exchange Act.
During the three months ended June 30, 2026, the following Section 16 Officer adopted a “Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K of the Exchange Act:

Name	Title	Action	Adoption Date	Expiration Date	Total number of securities to be sold
Alex Haro	Director	Adopted	6/9/2026	10/7/2026	Up to 100,000 shares

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	File No.	Filing Date	Exhibit No.

3.1	Restated Certificate of Incorporation of the Company.		8-K	000-56424	June 3, 2024	3.1

3.2	Amended and Restated Bylaws of the Company.	X

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) of the Exchange Act.	X

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) of the Exchange Act.	X

32.1*	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2*	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	Inline XBRL Instance Document	X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents	X

104	Cover Page Interactive Data (formatted as Inline XBRL and contained in Exhibit 101)	X

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

LIFE360, INC.

Dated:	August 10, 2026	By:	/s/ Lauren Antonoff
Lauren Antonoff

Chief Executive Officer and Director
(Principal Executive Officer)

Dated:	August 10, 2026	By:	/s/ Russell Burke
Russell Burke

Chief Financial Officer
(Principal Financial and Accounting Officer)