Form 10-Q
period 2026-09-30
Life360, Inc.
filed 2026-11-09
CIK 1581760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission File Number 001-42120
Life360, Inc.
(Exact name of registrant as specified in its charter)

Delaware	26-0197666
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2261 Market Street, Suite 82184 San Francisco, CA	94114
(Address of principal executive office)(1)	(Zip Code)
Tel: (415) 484-5244
(Registrant's telephone number, including area code)

1900 South Norfolk Street, Suite 310
San Mateo, CA 94403
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No  ☒
As of November 3, 2026, the registrant had 81,755,320 shares of common stock, par value $0.001 per share, including shares underlying all issued and outstanding Chess Depositary Interests (“CDIs”), outstanding.
____________________
(1)We are a Delaware corporation with a globally distributed workforce and no corporate headquarters. Under the Securities and Exchange Commission's rules, we are required to designate a “principal executive office.” For purposes of this report, we have designated our mailing address in San Francisco, California as our principal executive office.

Life360, Inc.
Form 10-Q for the Quarter Ended September 30, 2026
In this report, unless otherwise stated or the context otherwise indicates, the terms “Life360,” “the Company,” “we,” “us,” “our,” and similar references refer to Life360, Inc. and its consolidated subsidiaries. The Life360 logo, and other trademarks, trade names, or service marks of Life360, Inc. appearing in this Quarterly Report on Form 10-Q are the property of Life360, Inc. All other trademarks, trade names, and service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners. Solely for convenience, the trademarks and trade names in this report may be referred to without the ® and ™ symbols, but such references should not be construed as any indicator that their respective owners will not assert their rights thereto.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on our management’s beliefs and assumptions and on information currently available to our management. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements include statements regarding, among other things, (a) our expectations regarding our results of operations and key performance indicators, (b) key factors affecting our performance, (c) our growth strategy, (d) our future financing plans, (e) our anticipated needs for, and use of, working capital, (f) our expectations regarding investment in strategic initiatives, (g) our expectations regarding our capital allocation and financing activities, including the effect of the capped call transactions entered into in connection with the pricing of our 0.00% convertible senior notes due June 1, 2030 (the "Notes"), our ability to satisfy our repayment, repurchase, or conversion obligations under the Notes, the effect of any conversion trigger events on the Notes and the capped call transactions, and the execution, timing, suspension, or discontinuation of our share repurchase program, (h) our financial and operational guidance and outlook, including with respect to Monthly Active User (“MAU”) growth, revenue, and other key metrics, (i) our ability to successfully integrate and realize the anticipated benefits of our recent acquisitions, (j) our integrations with third-party artificial intelligence (“AI”) platforms, and (k) the outcome and costs of pending legal proceedings and arbitrations, including mass arbitration demands. They are generally identifiable by use of the words: “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “seek,” “believe,” “estimate,” “predict,” “potential,” “continue,” “contemplate,” “possible,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report. These forward-looking statements are subject to risks and uncertainties, many of which are outside of our control, including risks related to our business, market risks, our need for additional capital, and the risk that our products and services may not perform as expected, as described in “Risk Factors” under Part II, Item 1A in this Quarterly Report, Part II, Item 1A in our previous Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, filed with the Securities and Exchange Commission (the “SEC”) on August 10, 2026, and under Part I, Item 1A of the Company’s Form 10-K for the year ended December 31, 2025, filed with the SEC on March 2, 2026 (“Annual Report”), as well as in other sections of this report, as such risks may be updated in subsequent filings with the SEC or the Australian Securities Exchange (“ASX”). In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. You should not place undue reliance on these forward-looking statements.
The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. The forward-looking statements speak only as of the date on which they are made, and, except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date on which the statements are made or to reflect the occurrence of unanticipated events. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including, but not limited to, those discussed in “Risk Factors” under Part II, Item 1A in this Quarterly Report, Part II, Item 1A in our previous Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, and Part I, Item 1A in our Annual Report, and other sections in this Quarterly Report.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Life360, Inc.

Condensed Consolidated Balance Sheets
(Dollars in U.S. $, in thousands, except share and per share data)
(unaudited)

	September 30, 2026	December 31, 2025
Assets
Current Assets:
Cash and cash equivalents	$333,138	$494,261
Restricted cash, current	1,002	—
Short-term investments	129,248	—
Accounts receivable, net(1)	108,300	80,715
Inventory	16,757	9,867
Costs capitalized to obtain contracts, net	1,135	1,211
Prepaid expenses and other current assets	22,789	20,050
Total current assets	612,369	606,104
Restricted cash, noncurrent	1,640	1,567
Property and equipment, net	2,665	3,019
Costs capitalized to obtain contracts, noncurrent	854	869
Investments (2)(3)	69,519	45,370
Prepaid expenses and other assets, noncurrent	6,087	3,110
Operating lease right-of-use asset	62	335
Intangible assets, net	75,676	38,277
Goodwill	173,609	134,619
Deferred tax assets, net	143,209	126,418
Total Assets	$1,085,690	$959,688
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$22,201	$8,411
Accrued expenses and other current liabilities	38,715	42,002
Deferred revenue, current(4)	54,394	46,377
Total current liabilities	115,310	96,790
Convertible notes, net, noncurrent	312,019	310,386
Deferred revenue, noncurrent(5)	10,949	4,330
Other liabilities, noncurrent	16,845	—
Total Liabilities	$455,123	$411,506
Commitments and Contingencies (Note 10)
Stockholders’ Equity
Common Stock, $0.001 par value; 500,000,000 authorized as of September 30, 2026 and December 31, 2025; 82,570,784 issued and 81,589,686 outstanding as of September 30, 2026 and 79,359,589 issued and outstanding as of December 31, 2025	83	79
Additional paid-in capital	783,464	686,921
Accumulated deficit	(108,536)	(138,866)
Accumulated other comprehensive income	2	48
Treasury stock, at cost; 981,098 and 0 shares as of September 30, 2026 and December 31, 2025, respectively	(44,446)	—
Total stockholders’ equity	630,567	548,182
Total Liabilities and Stockholders’ Equity	$1,085,690	$959,688
(1) Includes related party receivables of zero and $3 as of September 30, 2026, and December 31, 2025, respectively.
(2) Includes $19,617 and $24,726 measured using the fair value option as of September 30, 2026, and December 31, 2025, respectively, related to the Convertible Note Investment. Refer to Note 6, "Fair Value Measurements" for additional information.
(3) Includes the Related Party Investment of $23,719 and $5,882 as of September 30, 2026, and December 31, 2025, respectively and the Related Party Warrant of $14,319 and $3,898 as of September 30, 2026, and December 31, 2025. Refer to Note 6, "Fair Value Measurements" and Note 14, "Related-Party Transactions" for additional information.
(4) Includes related party deferred revenue, current of $4,367 and $780 as of September 30, 2026, and December 31, 2025.
(5) Includes related party deferred revenue, noncurrent of $9,740 and $2,242 as of September 30, 2026, and December 31, 2025, respectively.
See accompanying notes to the condensed consolidated financial statements (unaudited).

Life360, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income
(Dollars in U.S. $, in thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Subscription revenue	$124,193	$96,300	$348,023	$266,756
Hardware revenue(1)	8,996	11,312	23,328	32,485
Advertising revenue	25,448	7,271	67,075	17,142
Other revenue(2)	15,500	9,614	37,793	27,119
Total revenue	174,137	124,497	476,219	343,502
Cost of subscription revenue	16,288	14,003	46,052	37,193
Cost of hardware revenue(3)	10,682	11,700	24,867	30,491
Cost of advertising revenue	11,509	540	28,940	1,317
Cost of other revenue	1,667	1,119	4,904	3,316
Total cost of revenue	40,146	27,362	104,763	72,317
Gross profit	133,991	97,135	371,456	271,185
Operating expenses:
Research and development	40,609	32,410	127,279	95,071
Sales and marketing	59,320	39,024	168,657	113,205
General and administrative	26,091	20,010	75,684	53,037
Total operating expenses	126,020	91,444	371,620	261,313
Income (loss) from operations	7,971	5,691	(164)	9,872
Other income (expense):
Gain on change in fair value of investments(4)	17,454	821	12,727	2,090
Interest income	4,136	4,710	12,134	9,039
Other expense, net	(1,107)	(1,002)	(4,064)	(3)
Total other income, net	20,483	4,529	20,797	11,126
Income before income taxes	28,454	10,220	20,633	20,998
Provision for (benefit from) income taxes	5,964	427	(9,697)	(179)
Net income	$22,490	$9,793	$30,330	$21,177
Net income per share, basic (Note 15)	$0.28	$0.13	$0.38	$0.28
Net income per share, diluted (Note 15)	$0.26	$0.11	$0.35	$0.25
Weighted-average shares used in computing net income per share, basic (Note 15)	81,401,722	77,736,272	80,851,019	76,752,859
Weighted-average shares used in computing net income per share, diluted (Note 15)	85,818,523	85,794,178	85,696,688	84,760,161
Comprehensive income
Net income	$22,490	$9,793	$30,330	$21,177
Change in foreign currency translation adjustment	112	185	36	85
Unrealized loss on available-for-sale securities, net of tax	(23)	—	(82)	—
Total comprehensive income	$22,579	$9,978	$30,284	$21,262
(1) Includes related party hardware revenue of zero and $94 for the three and nine months ended September 30, 2026, respectively, and $203 for the three and nine months ended September 30, 2025.
(2) Includes related party other revenue of $3,851 and $4,335 for the three and nine months ended September 30, 2026, respectively, and $195 and $682 for the three and nine months ended September 30, 2025, respectively.
(3) Includes related party cost of hardware revenue of zero and $62 for the three and nine months ended September 30, 2026, and $137 for the three and nine months ended September 30, 2025.
(4) Includes a related party gain of $17,837 for the three and nine months ended September 30, 2026, and zero and $882 for the three and nine months ended September 30, 2025, respectively.
See accompanying notes to the condensed consolidated financial statements (unaudited).

Life360, Inc.

Condensed Consolidated Statements of Stockholders’ Equity
(Dollars in U.S. $, in thousands, except share and per share data)
(unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2025	79,359,589	$79	—	$—	$686,921	$(138,866)	$48	$548,182
Exercise of stock options	358,697	—	—	—	2,328	—	—	2,328
Vesting of restricted stock units	534,238	1	—	—	(1)	—	—	—
Taxes paid related to the settlement of equity awards, net of settlement proceeds received	—	—	—	—	(496)	—	—	(496)
Stock-based compensation expense	—	—	—	—	16,774	—	—	16,774
Shares issued in connection with an acquisition	435,599	1	—	—	28,035	—	—	28,036
Change in foreign currency translation adjustment	—	—	—	—	—	—	(30)	(30)
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	—	—	57	57
Net income	—	—	—	—	—	2,779	—	2,779
Balance at March 31, 2026	80,688,123	$81	—	$—	$733,561	$(136,087)	$75	$597,630
Exercise of stock options	285,432	—	—	—	2,915	—	—	2,915
Vesting of restricted stock units	557,537	1	—	—	—	—	—	1
Taxes paid related to the settlement of equity awards, net of settlement proceeds received	—	—	—	—	(1,941)	—	—	(1,941)
Stock-based compensation expense	—	—	—	—	23,152	—	—	23,152
Change in foreign currency translation adjustment	—	—	—	—	—	—	(46)	(46)
Purchase of treasury stock	—	—	(314,762)	(13,225)	—	—	—	(13,225)
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—	—	—	(116)	(116)
Net income	—	—	—	—	—	5,061	—	5,061
Balance at June 30, 2026	81,531,092	$82	(314,762)	$(13,225)	$757,687	$(131,026)	$(87)	$613,431
Exercise of stock options	606,627	1	—	—	5,572	—	—	5,573
Vesting of restricted stock units	423,570	—	—	—	—	—	—	—
Taxes paid related to the settlement of equity awards, net of settlement proceeds received	—	—	—	—	(846)	—	—	(846)
Stock-based compensation expense	—	—	—	—	20,438	—	—	20,438

Life360, Inc.

Shares issued in connection with an acquisition	9,495	—	—	—	613	—	—	613
Change in foreign currency translation adjustment	—	—	—	—	—	—	112	112
Purchase of treasury stock	—	—	(666,336)	(31,221)	—	—	—	(31,221)
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—	—	—	(23)	(23)
Net income	—	—	—	—	—	22,490	—	22,490
Balance at September 30, 2026	82,570,784	$83	(981,098)	$(44,446)	$783,464	$(108,536)	$2	$630,567
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

Life360, Inc.

Condensed Consolidated Statements of Cash Flows
(Dollars in U.S. $, in thousands)
(unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash Flows from Operating Activities:
Net income	$30,330	$21,177
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,194	9,859
Amortization of costs capitalized to obtain contracts	1,063	932
Amortization of operating lease right-of-use asset	273	259
Stock-based compensation expense, net of amounts capitalized	59,226	39,985
Non-cash interest expense, net	2,163	727
Gain on change in fair value of investments	(12,727)	(2,090)
Non-cash revenue from investments	(808)	(905)
Deferred income taxes	(10,114)	—
Accretion of discount on short-term investments	(2,265)	—
Loss on tariff refund monetization	1,329	—
Provision for credit losses	24	825
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	3,446	(8,890)
Prepaid expenses and other assets	(2,495)	(6,314)
Inventory	(6,890)	(6,078)
Costs capitalized to obtain contracts, net	(970)	(986)
Accounts payable	(5,625)	3,540
Accrued expenses and other current liabilities	(9,962)	(5,830)
Deferred revenue	4,960	5,913
Other liabilities, noncurrent	—	(294)
Net cash provided by operating activities	68,152	51,830
Cash Flows from Investing Activities:
Cash paid for acquisitions, net of cash acquired	(57,114)	(2,825)
Internally developed software	(3,787)	(4,538)
Purchase of property and equipment	(220)	(1,565)
Purchase of short-term investments	(260,380)	—
Proceeds from sales and maturities of short-term investments	131,922	—
Purchase of other strategic investments	(1,000)	—
Convertible note investment	—	(25,000)
Net cash used in investing activities	(190,579)	(33,928)
Cash Flows from Financing Activities:
Indemnity escrow payment in connection with the acquisition of Fantix, Inc.	(675)	—
Proceeds from monetization of tariff refund claims	2,256	—
Remittance of tariff refund claims	(2,256)	—
Proceeds related to tax withholdings on restricted stock settlements and the exercise of stock options and warrants	48,397	50,770
Taxes paid related to net settlement of equity awards	(40,897)	(47,292)
Purchase of treasury stock	(44,446)	—
Proceeds from issuance of convertible senior notes	—	320,000
Payments of debt issuance costs	—	(10,884)
Purchase of capped calls	—	(33,728)
Net cash provided by (used in) financing activities	(37,621)	278,866
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	(160,048)	296,768

Life360, Inc.

Cash, Cash Equivalents, and Restricted Cash at the Beginning of the Period	495,828	160,459
Cash, Cash Equivalents, and Restricted Cash at the End of the Period	$335,780	$457,227

Supplemental disclosure:
Cash paid during the period for taxes	$791	$117
Cash received from a related party	5,107	66
Cash payments included in the measurement of operating lease liabilities	300	291
Non-cash investing and financing activities:
Fair value of stock issued in connection with acquisitions	28,649	1,000
Liabilities incurred in connection with acquisitions	16,315	675
Property and equipment included within accrued expenses and other current liabilities	—	227
Stock-based compensation included in internally developed software	1,138	904
Conversion of Related Party SAFE to Related Party Investment	—	5,000
Incremental fair value of Related Party Warrant included in deferred revenue	10,421	—
The following table presents the cash, cash equivalents, and restricted cash reported within the condensed consolidated statements of cash flows shown above:

	September 30, 2026	September 30, 2025
Cash and cash equivalents	$333,138	$455,733
Restricted cash, current	1,002	—
Restricted cash, noncurrent	1,640	1,494
Total cash, cash equivalents, and restricted cash	$335,780	$457,227
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
In 2026, the Company revised its presentation of Advertising revenue and Cost of advertising revenue in the condensed consolidated statements of operations and comprehensive income. These amounts were previously included within Other revenue and Cost of other revenue, respectively. During the current period, the Company also revised its presentation of Investments in the condensed consolidated balance sheets, which were previously included within Prepaid expenses and other assets, noncurrent. These changes were made to provide more meaningful information to financial statement users. Comparative prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on net income or total assets.

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
Cost of Revenue
Cost of Advertising Revenue
Cost of advertising revenue includes cloud-based hosting costs supporting the Company’s advertising technology platform, amortization of acquired intangibles and internally developed software, third-party data and content licensing costs, personnel-related costs, and allocated overhead, such as facilities, including rent and utilities, and shared information technology costs. For advertising revenue recognized on a gross basis, cost of advertising revenue includes traffic acquisition costs, which represent amounts paid to third-party publishers for advertising placements and inventory access. Personnel-related expenses include salaries, bonuses, benefits, and stock-based compensation for advertising operations personnel.

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

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables set forth the information about Channel Partners that processed revenue transactions and advertising and retail partners who accounted for more than 10% of revenue or accounts receivable, respectively:

	Percentage of Revenue
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Channel Partner (Apple)	49%	54%	50%	54%
Channel and Advertising Partner (Google)	19%	21%	19%	20%

	Percentage of Gross Accounts Receivable
	As of September 30,	As of December 31,
	2026	2025
Channel Partner (Apple)	45%	48%
Channel and Advertising Partner (Google)	*	10%
Retail and Advertising Partner A	*	17%
*    Represents less than 10%
Supplier Concentration
The Company currently outsources the manufacturing of its hardware devices to a sole contract manufacturer. Although there are a limited number of manufacturers, management believes that other suppliers could provide similar manufacturing services on comparable terms.
Cash and Cash Equivalents
The Company considers all highly liquid investment securities with remaining maturities at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents include deposits, money market funds, and U.S. Treasury securities. Money market funds are valued using quoted market prices and therefore are classified within Level 1 of the fair value hierarchy.
Restricted Cash
The restricted cash, current balance of $1.0 million as of September 30, 2026, primarily relates to cash held in escrow to fund potential third-party fees. There was no restricted cash, current balance as of December 31, 2025. The restricted cash, noncurrent balance of $1.6 million as of September 30, 2026 and December 31, 2025, primarily relates to cash deposits restricted under letters of credit issued on behalf of the Company in support of indebtedness to trade creditors incurred in the ordinary course of business.
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
Revenue by geography is generally based on the address of the customer as defined in the contract with the customer. The following table sets forth revenue by geographic region for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
North America	$155,107	$107,201	$421,179	$298,708
Europe, Middle East, and Africa	10,244	9,477	29,933	24,852
Other international regions	8,786	7,819	25,107	19,942
Total revenue	$174,137	$124,497	$476,219	$343,502
The Company’s revenues in the U.S. were $150.9 million, or 87%, of total revenue for the three months ended September 30, 2026 and $104.6 million, or 84%, of total revenue for the three months ended September 30, 2025. The Company’s revenues in the U.S. were $409.2 million, or 86%, of total revenue for the nine months ended September 30, 2026 and $291.6 million, or 85%, of total revenue for the nine months ended September 30, 2025.

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
During the three and nine months ended September 30, 2026, the Company recognized revenue of $6.3 million and $43.8 million, respectively, that was included in the deferred revenue balance at December 31, 2025. During the three and nine months ended September 30, 2025, the Company recognized revenue of $5.9 million and $37.5 million, respectively, that was included in the deferred revenue balance at December 31, 2024.
Remaining performance obligations represent the amount of contracted future revenue not yet recognized as the amounts relate to undelivered performance obligations, including both deferred revenue and non-cancellable contracted amounts that will be invoiced and recognized as revenue in future periods. As permitted in ASC 606, Revenue from Contracts with Customers, and specifically ASC 606-10-50-14(a), the Company has excluded from this amount variable consideration allocated entirely to wholly unsatisfied performance obligations. Revenue expected to be recognized in connection with remaining performance obligations was $205.1 million as of September 30, 2026, of which the Company expects 47% to be recognized over the next twelve months.

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

5. Short-Term Investments
Short-term investments consist of marketable debt securities, which are comprised of U.S. Treasury securities. The Company classifies its short-term investments as available-for-sale. Available-for-sale investments are carried at fair value, with unrealized gains and losses on available-for-sale securities, net of tax reported as a component of accumulated other comprehensive income in the condensed consolidated balance sheets. Unrealized gains and losses represent fair value adjustments due to changes in market interest rates and are realized only if the securities are sold prior to maturity. Realized gains and losses are included in net income. The Company does not intend to sell, nor expects to be required to sell, these securities before recovery of their amortized cost basis.
In 2026, the Company deployed surplus cash into a managed portfolio of U.S. Treasury securities and U.S. government money market funds. U.S. Treasury securities with original maturities greater than three months and up to twelve months at the date of purchase are classified as short-term investments. U.S. Treasury securities with original maturities of three months or less at the date of purchase and U.S. government money market funds are classified as cash equivalents.
As of September 30, 2026, the Company’s short-term investments consisted of the following (in thousands):

		Gross Unrealized
	Cost	Gains	Losses	Total Estimated Fair Value
U.S. Treasury securities	$129,330	$2	$(84)	$129,248
Total Short-term investments	$129,330	$2	$(84)	$129,248
As of September 30, 2026, all short-term investments had contractual maturities of less than one year. The Company did not record an allowance for credit losses on its short-term investments during the three and nine months ended September 30, 2026.
The Company recognized $115.0 million and $131.9 million in proceeds from the sale or maturity of short-term investments during the three and nine months ended September 30, 2026, respectively. Realized gains or losses were immaterial during the three and nine months ended September 30, 2026.
Accrued interest income on short-term investments was $0.4 million as of September 30, 2026 and is included within prepaid expenses and other current assets on the condensed consolidated balance sheet.
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
The Company measures certain non-marketable equity securities and warrant investments at fair value on a nonrecurring basis in accordance with ASC 321, Investments - Equity Securities. Instruments are remeasured to fair value when observable price changes in orderly transactions for an identical or a similar investment of the same issuer occur.
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

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The recorded carrying amounts of certain financial instruments, including cash and cash equivalents, prepaid expenses, accounts payable, and accounts receivable as of September 30, 2026 and December 31, 2025, approximate fair value due to their short-term maturities.
Recurring Fair Value Measurements
The Company measures and reports certain assets and liabilities at fair value on a recurring basis. The fair value of these assets and liabilities as of September 30, 2026 and December 31, 2025 are classified as follows (in thousands):

	As of September 30, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money market funds	$224,342	$—	$—	$224,342
U.S. Treasury securities	—	28,316	—	28,316
Short-term investments:
U.S. Treasury securities	—	129,248	—	129,248
Investments:
Convertible Note Investment	—	—	19,617	19,617
Total assets	$224,342	$157,564	$19,617	$401,523

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money market funds	$332,808	$—	$—	$332,808
Investments:
Convertible Note Investment	—	—	24,726	24,726
Total assets	$332,808	$—	$24,726	$357,534

The change in fair value of the Level 3 instruments are as follows (in thousands):

Nine Months Ended September 30, 2026
Convertible Note Investment
Fair value, beginning of the year	$24,726
Changes in fair value	(5,109)
Fair value, end of period	$19,617

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Convertible Note Investment
In May 2025, the Company entered into a series of transactions with Aura Consolidated Group, Inc. (“Aura”) including (i) a 3-year advertising partnership and revenue sharing agreement intended to expand the Company’s advertising revenue and other revenue channels and subscription membership offerings, and (ii) a $25.0 million convertible note investment by the Company into Aura (“Convertible Note Investment”). The note bears zero interest and matures on May 12, 2030. The principal is due at maturity and includes both optional and mandatory conversion features, which may result in conversion into the issuer’s equity upon the occurrence of specific events, including financing events, change in control, or at maturity. The Company elected to apply the fair value option in accordance with ASC 825, Financial Instruments, to account for the hybrid instrument as a single financial instrument. As a result, the entire instrument is measured at fair value, with changes recognized within Gain on change in fair value of investments on the condensed consolidated statements of operations and comprehensive income. A loss from change in fair value of $0.4 million and $5.1 million was recognized for the three and nine months ended September 30, 2026, respectively. A gain from changes in fair value of $0.8 million and $1.2 million was recognized for the three and nine months ended September 30, 2025, respectively. The Convertible Note Investment is included within investments on the condensed consolidated balance sheet.
The Company classifies the Convertible Note Investment as Level 3 due to the absence of relevant observable inputs. The fair value of the Convertible Note Investment was determined using a scenario-based, probability-weighted option pricing model. Significant assumptions include the discount rate as well as the timing and probability weighting of each settlement scenario.
Nonrecurring Fair Value Measurements
The Company measures certain non-marketable equity securities and warrant investments at fair value on a nonrecurring basis in accordance with ASC 321, Investments - Equity Securities, which are included within Investments on the condensed consolidated balance sheet. Additionally, the Company measures and reports certain assets at fair value each reporting period. For additional information, refer to Note 8, "Balance Sheet Components". Instruments that are remeasured to fair value when observable price changes in orderly transactions for an identical or a similar investment of the same issuer occur are considered Level 2 investments.
Related Party Investment
The Company’s preferred stock investment in a related party (the “Related Party Investment”) is classified within Level 2 of the fair value hierarchy as the valuation is based on an observable price for identical or similar shares that are not readily determinable. In August 2026, the related party completed a new round of preferred stock financing, which resulted in an observable price change based on the issuance of identical or similar preferred stock. As a result, a $17.8 million gain was recorded within Gain on change in fair value of investments on the condensed consolidated statements of operations and comprehensive income for both the three and nine months ended September 30, 2026. No observable price changes were recorded during the three months ended September 30, 2025. A $0.9 million gain related to an observable price change was recorded during the nine months ended September 30, 2025. Cumulative gains recorded since the initial investment were $18.7 million as of September 30, 2026. The carrying value of the Related Party Investment was $23.7 million and $5.9 million as of September 30, 2026, and December 31, 2025, respectively, and is included within Investments on the condensed consolidated balance sheet.
Related Party Warrant
In 2024, the Company was granted a warrant to purchase shares of common stock in a related party (the “Related Party Warrant”). The grant was considered non-cash consideration in the transaction price of the technology exclusivity and revenue share agreement with the related party. The Company measured the Related Party Warrant at fair value on the date of issuance. In September 2026, the revenue share agreement and the terms of the Related Party Warrant were amended and accounted for as a contract modification. The incremental fair value of the warrant modification was approximately $10.4 million and was recorded as an increase to the Related Party Warrant and to deferred revenue, which is amortized to Other revenue over the term of the amended revenue share agreement. The Company classifies the Related Party Warrant as Level 3 due to the absence of relevant observable inputs.
The incremental fair value of the Related Party Warrant was determined as of the modification date using an option pricing model. Significant assumptions include expected volatility, the probability of vesting, and a discount for lack of marketability.

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The carrying value of the Related Party Warrant was $14.3 million and $3.9 million as of September 30, 2026, and December 31, 2025, respectively, and is included within investments on the condensed consolidated balance sheet. Refer to Note 14, "Related-Party Transactions" for more information.
7. Business Combinations
Nativo, Inc.
On November 9, 2025, the Company entered into an Agreement and Plan of Reorganization with Nativo, Inc. (“Nativo”) to acquire 100% of the outstanding equity interests of Nativo. Nativo is an advertising technology company that provides advertising serving, content distribution, and measurement solutions to publishers and advertisers. The acquisition accelerates and expands the Company’s advertising capabilities and monetization opportunities by leveraging Nativo's advertising technology and established publisher and advertiser relationships. The transaction closed on January 2, 2026, and has been accounted for as a business combination in accordance with ASC 805 - Business Combinations. The total consideration was $104.0 million, consisting of approximately $75.9 million in cash and $28.0 million in common stock, equivalent to 435,599 shares. The $75.9 million in cash consideration includes a $16.3 million indemnification holdback amount which is payable 24 months from the transaction close date upon satisfaction of certain obligations. The Company incurred transaction-related expenses of $3.8 million during the year ended December 31, 2025. No transaction costs were incurred during the three months ended September 30, 2026, and an immaterial amount was incurred during the nine months ended September 30, 2026. These costs were recorded within General and administrative expenses in the condensed consolidated statements of operations and comprehensive income.
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

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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
8. Balance Sheet Components
Accounts receivable, net
Accounts receivable, net consists of the following (in thousands):

	As of September 30,	As of December 31,
	2026	2025
Accounts receivable	$108,599	$80,809
Allowance for credit losses	(299)	(94)
Total accounts receivable, net	$108,300	$80,715
Accounts receivable, net is presented net of the allowance for credit losses, which represents management’s estimate of expected credit losses based on historical trends, current economic conditions, and other relevant factors as of September 30, 2026 and December 31, 2025, respectively.
Included in accounts receivable, net are unbilled receivables, which are amounts that have not yet been invoiced to customers as of the balance sheet date, but are contractually owed to the Company. As of September 30, 2026 and December 31, 2025, unbilled receivables were $18.7 million and $10.3 million, respectively.

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Inventory
Inventory consists of the following (in thousands):

	As of September 30,	As of December 31,
	2026	2025
Raw materials	$234	$40
Finished goods	16,523	9,827
Total inventory	$16,757	$9,867
There were no inventory write-offs recorded for the three and nine months ended September 30, 2026 and 2025.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	As of September 30,	As of December 31,
	2026	2025
Prepaid expenses	$20,282	$17,838
Interest receivable	458	—
Other receivables	2,049	2,212
Total prepaid expenses and other current assets	$22,789	$20,050
Prepaid expenses primarily consist of advance payments for cloud platform costs, insurance, inventory, advertising, and other costs incurred in the ordinary course of business. Other receivables primarily consist of refunds owed to the Company and other amounts which the Company is expected to receive in less than twelve months.
Property and Equipment, net
Property and equipment, net consists of the following (in thousands):

	As of September 30,	As of December 31,
	2026	2025
Computer equipment	$350	$297
Leasehold improvements	86	86
Production manufacturing equipment	4,165	4,067
Construction in progress	70	—
Furniture and fixtures	29	29
Total property and equipment, gross	4,700	4,479
Less: accumulated depreciation	(2,035)	(1,460)
Total property and equipment, net	$2,665	$3,019
For the three and nine months ended September 30, 2026, depreciation expense was $0.2 million and $0.6 million, respectively, and for the three and nine months ended September 30, 2025, depreciation expense was $0.1 million and $0.3 million, respectively.
There was no impairment of property and equipment or long-lived assets recognized during the three and nine months ended September 30, 2026 or 2025.

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Investments
Investments consist of the following (in thousands):

	As of September 30,	As of December 31,
	2026	2025
Convertible Note Investment	$19,617	$24,726
Data Revenue Partner Warrant	10,864	10,864
Related Party Investment	23,719	5,882
Related Party Warrant	14,319	3,898
Other strategic investments	1,000	—
Total Investments	$69,519	$45,370
As of September 30, 2026, Investments included the Convertible Note Investment, a warrant to purchase shares of preferred stock of a data partner (the “Data Revenue Partner Warrant”), the Related Party Investment, the Related Party Warrant, and other strategic investments in privately-held companies. As of December 31, 2025, Investments included the Convertible Note Investment, the Data Revenue Partner Warrant, the Related Party Investment, and the Related Party Warrant. Refer to Note 6, "Fair Value Measurements" and Note 14, "Related-Party Transactions" for additional information.
Prepaid expenses and other assets, noncurrent
Prepaid expenses and other assets, noncurrent, which was $6.1 million and $3.1 million as of September 30, 2026 and December 31, 2025, respectively, primarily consist of cloud platform costs.
Leases
The Company leases office space under a non-cancellable operating lease with a remaining lease term of 0.2 years, which includes the option to extend the lease.
The Company did not have any finance leases as of September 30, 2026 or December 31, 2025.
The components of lease expense are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease cost (1)	$124	$126	$372	$374
(1) Amounts include short-term leases, which are immaterial.
Supplemental balance sheet information related to leases is as follows (in thousands, except lease term):

	As of September 30,	As of December 31,
	2026	2025
Operating lease right-of-use asset	$62	$335
Operating lease liability, current (included in accrued expenses and other current liabilities)	67	359
Weighted-average remaining term for operating lease (in years)	0.2	0.9
The weighted-average discount rate used to measure the present value of the operating lease liabilities was 5.0% for each period presented.

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Maturities of the Company’s operating lease liability, which does not include short-term leases, as of September 30, 2026 were as follows (in thousands):

Operating leases
Remainder of 2026	$67
Total future minimum lease payments	67
Less imputed interest	—
Total operating lease liability	$67
Goodwill and Intangible Assets, net
Intangible assets, net consists of the following (in thousands):

	As of September 30, 2026
	Gross	Accumulated Amortization	Net
Trade name	$25,070	$(12,376)	$12,694
Technology	35,178	(23,718)	11,460
Customer relationships	53,500	(13,225)	40,275
Internally developed software	19,038	(7,791)	11,247
Total	$132,786	$(57,110)	$75,676

	As of December 31, 2025
	Gross	Accumulated Amortization	Net
Trade name	$23,380	$(9,575)	$13,805
Technology	25,985	(18,756)	7,229
Customer relationships	15,290	(7,595)	7,695
Internally developed software	14,113	(4,565)	9,548
Total	$78,768	$(40,491)	$38,277
For the three and nine months ended September 30, 2026, the Company capitalized $1.5 million and $4.9 million, respectively, in internally developed software. For the three and nine months ended September 30, 2025, the Company capitalized $1.3 million and $5.4 million, respectively, in internally developed software.
During the three and nine months ended September 30, 2026, the Company completed an immaterial acquisition. The transaction was accounted for as an asset acquisition as it did not meet the definition of a business combination. The acquired assets consisted entirely of developed technology and had a fair value of $2.6 million with an estimated useful life of 3 years.
For the three and nine months ended September 30, 2026, amortization expense was $5.9 million and $16.6 million, respectively. For the three and nine months ended September 30, 2025, amortization expense was $3.8 million and $9.6 million, respectively.
During the three and nine months ended September 30, 2026 and 2025, there was no impairment of intangible assets recorded.

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

As of September 30, 2026, the estimated remaining amortization expense for intangible assets by fiscal year is as follows (in thousands):

Amount
Remainder of 2026	$5,765
2027	18,931
2028	15,220
2029	12,712
2030	8,917
Thereafter	12,944
Total future amortization expense	74,489
Internally developed software not yet in service	1,187
Total	$75,676
The weighted-average remaining useful lives of the Company’s acquired intangible assets, excluding internally developed software projects that were not yet in service, are as follows:

Weighted-Average Remaining Useful Life
	As of September 30,	As of December 31,
	2026	2025
Trade name	4.6 years	5.5 years
Technology	3.4 years	2.3 years
Customer relationships	5.8 years	3.9 years
Internally developed software	2.2 years	2.3 years
As of September 30, 2026 and December 31, 2025, the Company had $1.2 million and $2.8 million of capitalized internally developed software projects that were not yet in service, respectively. These projects have been excluded from the weighted-average remaining useful life calculation for internally developed software in the table above.
As of September 30, 2026 and December 31, 2025, goodwill was $173.6 million and $134.6 million, respectively. Goodwill increased $39.0 million in connection with the acquisition of Nativo. Refer to Note 7, "Business Combinations" for additional information. No goodwill impairment was recorded during the three and nine months ended September 30, 2026 or 2025.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	As of September 30,	As of December 31,
	2026	2025
Accrued vendor expenses	$21,508	$14,891
Customer related promotions and discounts	6,256	14,013
Accrued compensation	7,509	7,121
Sales return reserves	1,172	2,072
Other current liabilities	2,270	3,905
Total accrued expenses and other current liabilities	$38,715	$42,002
As of September 30, 2026, other current liabilities primarily relate to taxes payable and inventory received but not yet billed. As of December 31, 2025, other current liabilities primarily relate to the Company’s deferred purchase price liability related to the Fantix, Inc. acquisition, inventory received but not yet billed, and taxes payable.

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Other Liabilities, noncurrent
Other liabilities, noncurrent consist of the deferred purchase price liability recorded in connection with the acquisition of Nativo, which was $16.8 million and zero as of September 30, 2026 and December 31, 2025, respectively.
The deferred purchase price liability was recorded at present value using a market rate of interest commensurate with the 24 month payment term, with the discount accreted to interest expense over the 24 month holdback period. As of September 30, 2026, the Company had recognized approximately $0.5 million of non-cash interest accretion within other income (expense), net in the condensed consolidated statements of operations and comprehensive income. Refer to Note 7, "Business Combinations" for additional information on the acquisition of Nativo.
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

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

As of September 30, 2026, the June 2025 Convertible Notes are classified as noncurrent as the conditions allowing holders of the notes to convert have not been met and the notes are not redeemable until June 5, 2028. The balance has been recorded within convertible notes, net, noncurrent on the Company’s condensed consolidated balance sheet.
The net carrying amount of the June 2025 Convertible Notes consists of the following (in thousands):

	As of September 30,	As of December 31,
	2026	2025
Principal	$320,000	$320,000
Unamortized debt issuance costs	(7,981)	(9,614)
Net carrying amount	$312,019	$310,386
The debt issuance costs are amortized to interest expense over the term of the June 2025 Convertible Notes using the effective interest rate method. The effective interest rate used to amortize the debt issuance costs is 0.68%. Interest expense recognized related to the June 2025 Convertible Notes was $0.5 million and $1.6 million for the three and nine months ended September 30, 2026, respectively. Interest expense recognized related to the June 2025 Convertible Notes was $0.5 million and $0.7 million for the three and nine months ended September 30, 2025, respectively. Interest expense is included within other income (expense), net on the condensed consolidated statements of operations and comprehensive income.
The estimated fair value of the June 2025 Convertible Notes, which we classify as Level 2 financial instruments, was determined using observable market prices. As of September 30, 2026, the estimated fair value of the June 2025 Convertible Notes was $290.1 million.
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

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

10. Commitments and Contingencies
Purchase Commitments
The Company has contractual commitments with our cloud platform provider and contract manufacturer that are non-cancellable. As of September 30, 2026, future non-cancellable commitments under these arrangements were as follows (in thousands):

Amount
Remainder of 2026	$25,385
2027	26,000
Total purchase commitments	$51,385
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
From time to time, the Company is subject to "mass arbitration" demands, in which a large number of claimants assert similar claims against the Company in arbitration within a short period of time. Mass arbitration proceedings can result in significant administrative and arbitrator fees payable to the administering provider, which may be assessed irrespective of the merits of the underlying claims and in advance of any determination of liability. The Company is currently a respondent in more than one such proceeding, including the matter described below.
On August 14, 2023, plaintiffs Stephanie Ireland-Gordy and Shannon Ireland-Gordy filed a putative class action lawsuit against Tile, Life360, and Amazon.com, Inc. in the U.S. District Court for the Northern District of California (the “Court”), seeking damages as well as injunctive and declaratory relief. An amended complaint was filed on April 26, 2024, adding named plaintiffs Melissa Broad and Jane Doe. Plaintiffs allege that Tile trackers were used by third parties to monitor their movements without their consent, and assert product liability and other claims. On February 14, 2025, the Company filed a Motion to Dismiss. On August 6, 2025, the Court granted the Company’s Motion to Dismiss the claims of the Ireland-Gordy plaintiffs with prejudice and the remaining plaintiffs' claims are stayed pending an appeal of the Court's ruling on the Company’s Motion to Compel Arbitration, which was granted-in-part and denied-in-part. On March 3, 2026, the U.S. Court of Appeals for the Ninth Circuit ruled in the Company’s favor, reversing the district court’s partial denial of the Motion to Compel Arbitration and directing that all remaining claims be compelled to arbitration. The deadline for plaintiffs to file a petition for a writ of certiorari with the U.S. Supreme Court passed on June 1, 2026 without a petition having been filed. At this time, a loss is neither probable nor reasonably estimable, and as a result, no legal accrual has been recorded on the condensed consolidated balance sheets as of September 30, 2026.

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

In July 2025, the Keller Postman law firm filed arbitration demands with JAMS on behalf of approximately 8,600 claimants alleging that Life360’s advertising practices did not comply with the California Unruh Civil Rights Act by serving ads based on claimants’ protected characteristics such as age and gender. The Company believes it has substantial defenses and intends to vigorously defend the matter.
Following the filing of these demands, JAMS issued an invoice to the Company in the amount of approximately $17.0 million (the “JAMS Invoice”) for the initial mandatory filing fees associated with the proceeding. The Company believes that the claims should instead be administered by the National Arbitration and Mediation (“NAM”) pursuant to the Company’s Terms of Service and filed a petition to compel arbitration before NAM in the California Superior Court, County of San Mateo. In October 2026, the court denied the Company’s petition as to one claimant, ruling that such claimant’s arbitration would remain with JAMS but found that the Company had disputed the appropriate forum in good faith; fees associated with that claimant’s arbitration have been addressed separately and are not included in the amount above. The Company believes it has meritorious grounds to appeal the October ruling and is evaluating its options, including an appeal. The Company’s petition to compel remains pending as to the remaining claimants, with a hearing scheduled for February 2027. The JAMS Invoice is being held in abeyance by JAMS until a court determines that the remaining claims must be arbitrated before JAMS and is not currently due or payable. If the Company’s petition is denied as to the remaining claimants, the JAMS invoice may become payable in whole or in part, and the Company may be required to pay some or all of the JAMS Invoice. At this time, a loss associated with the underlying claims is neither probable nor reasonably estimable, and no accrual for damages has been recorded. The Company is currently unable to estimate the reasonably possible loss or range of loss, if any, associated with the underlying claims.
The Company receives claims and other threats of litigation from customers in the ordinary course of business. These claims are arbitrable and the Company accrues various costs for these claims, including arbitration fees, legal fees and costs. At this time, a loss is neither probable nor reasonably estimable from any such claims, and as a result, no legal accruals have been recorded on the condensed consolidated balance sheet as of September 30, 2026.
No litigation reserve was recorded on the condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025.
11. Common and Treasury Stock
Common Stock
The Company has the following potentially outstanding common stock reserved for issuance:

	As of September 30,	As of December 31,
	2026	2025
Issuances under stock incentive plan, stock options	2,857,264	4,108,029
Issuances upon vesting of restricted stock units	4,916,888	4,294,367
Shares reserved for shares available to be granted but not granted yet	16,949,568	15,118,992
	24,723,720	23,521,388
Treasury Stock
In May 2026, the Company’s Board of Directors authorized a share repurchase program allowing the deployment of up to $225.0 million to repurchase the Company’s outstanding common stock (the “Repurchase Program”). The Repurchase Program has no expiration date, does not obligate the Company to acquire a specific number of shares, and may be modified, suspended, or discontinued at any time. Repurchases may be made from time to time in the open market, in privately-negotiated transactions, in block trades, and/or through Rule 10b5-1 trading plans and Rule 10b-18 transactions, depending on market conditions and applicable rules and regulations. The Company accounts for treasury stock under the cost method.
During the three months ended September 30, 2026, the Company repurchased 666,336 shares of common stock for an aggregate purchase price of $31.2 million, and an average price of $46.85 per share, including commissions. During the nine months ended September 30, 2026, the Company repurchased 981,098 shares of common stock for an aggregate purchase price of $44.4 million, and an average price of $45.30 per share, including commissions. As of September 30, 2026, $180.6 million remained available under the Repurchase Program.

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

12. Equity Incentive Plan
2011 Equity Incentive Plan
The Company’s equity incentive plan allows the Company to grant restricted stock units (“RSUs”), which includes time-based, performance-based, and market-based restricted stock units, restricted stock, and stock options to employees and consultants of the Company and any of the Company’s parent, subsidiaries, or affiliates, and to the members of the Board of Directors.
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
The Company granted 235,600 PRSUs during the nine months ended September 30, 2026 with the weighted-average grant-date fair value per share of $39.78. The fair value of PRSUs is determined based on the closing price of the Company’s common stock on the date of grant. Stock-based compensation expense is recognized on a graded-vesting basis for multi-tranche awards and on a straight-line basis for single-tranche awards, based on the estimated probability of achieving the performance conditions, which is reassessed each period. If achievement of the performance conditions is not considered probable, all previously recognized stock-based compensation expense related to the unvested awards is reversed.
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
The Company granted 106,936 MRSUs during the nine months ended September 30, 2026 with the weighted-average grant-date fair value per share of $39.31. Stock-based compensation expense is recognized on a graded-vesting basis over the service period and is not adjusted for actual performance outcomes.
The Company determined the fair value of the MRSUs granted using a Monte Carlo simulation model with the following assumptions:

	Tranche 1	Tranche 2	Tranche 3
Expected volatility	62.3%	62.3%	62.3%
Risk-free interest rate based on U.S. Treasury yields	3.7%	3.7%	3.7%
Expected term (years)	1	2	3
Weighted-average grant-date fair value per share	$27.84	$40.72	$49.07

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

RSUs, including TRSUs, PRSUs, and MRSUs
RSU activity for the period presented is as follows:

	Number of Shares	Weighted-average grant-date fair value
Balance as of December 31, 2025	4,294,367	$34.05
RSUs granted	3,100,551	47.12
RSUs vested and settled	(1,589,442)	28.38
RSUs cancelled/forfeited	(888,588)	36.18
Balance as of September 30, 2026	4,916,888	$43.74
As of September 30, 2026, there was total unrecognized stock-based compensation expense for outstanding RSUs of $181.6 million to be recognized over a weighted-average period of approximately 2.9 years. This amount is comprised of unrecognized compensation expense of $168.0 million related to outstanding TRSUs, $7.8 million related to outstanding PRSUs, and $5.8 million related to outstanding MRSUs.
The number of RSUs vested and settled includes shares of common stock that the Company withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements.
Stock Options
Stock option activity for the periods presented is as follows (in thousands, except share and per share data):

	Number of Shares Underlying Outstanding Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Balance as of December 31, 2025	4,108,029	$5.66	2.8	$240,230
Options exercised	(1,250,756)	8.65
Options cancelled/forfeited	(9)	5.69
Balance as of September 30, 2026	2,857,264	4.35	2.1	102,634
Exercisable as of September 30, 2026	2,857,264	$4.35	2.1	$102,634
As of September 30, 2026, there was no unrecognized stock-based compensation expense for outstanding stock options.
Stock-Based Compensation
Stock-based compensation expense was allocated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of subscription revenue	$512	$457	$1,527	$1,341
Cost of hardware revenue	370	406	989	1,080
Cost of advertising revenue	152	—	432	—
Total cost of revenue	1,034	863	2,948	2,421
Research and development	9,093	7,282	26,582	20,772
Sales and marketing	3,141	2,063	8,542	5,436
General and administrative	6,882	4,658	21,154	11,356
Total stock-based compensation expense, net of amounts capitalized	$20,150	$14,866	$59,226	$39,985

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

There was $0.3 million and $1.1 million of capitalized stock-based compensation costs recognized during the three and nine months ended September 30, 2026, respectively. There was $0.3 million and $0.9 million of capitalized stock-based compensation costs recognized during the three and nine months ended September 30, 2025, respectively.
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
For the three and nine months ended September 30, 2026, the Company recorded a provision for income taxes of $6.0 million and a benefit from income taxes of $9.7 million, respectively. The effective tax rate differs from the U.S. federal statutory rate primarily due to executive compensation and other non-deductible expenses, tax credits, and discrete tax benefits recognized during the quarter, which were primarily related to excess tax benefits for stock-based compensation.
For the three and nine months ended September 30, 2025, the Company recorded a provision for income taxes of $0.4 million and a benefit from income taxes of $0.2 million, respectively.
14. Related-Party Transactions
Hubble Transactions
In 2024, the Company entered into a strategic partnership and series of transactions with Hubble Network, Inc. (“Hubble”), including (i) a technology exclusivity and revenue share agreement (“Hubble Agreement”) beginning on November 12, 2024; (ii) a Hubble SAFE investment (“Related Party SAFE”); and (iii) Hubble’s issuance of a warrant to purchase common stock (“Related Party Warrant”). Hubble is a related party because Alex Haro, Hubble’s founder and CEO, is a co-founder, former executive, and current member of the Company’s Board of Directors.
In September 2026, the Company and Hubble amended the Hubble Agreement and the Related Party Warrant concurrently (collectively, the “2026 Related Party Amendments”). The amendments (i) extended the Hubble Agreement’s initial term from five years to six years, (ii) established a fixed revenue-share payment for the nine months ended September 30, 2026, and each year thereafter through 2029, and (iii) modified the vesting terms of the Related Party Warrant, converting half of the unvested shares to time-based vesting in equal quarterly installments from 2027 through 2028, and extending the remaining milestone deadlines by one year, with no change to exercise price or share count. The Company accounted for this as a contract modification and, using an option-pricing model, recorded incremental fair value of approximately $10.4 million, recorded as an increase to the Related Party Warrant and to deferred revenue, amortized to Other revenue over the term of the 2026 Related Party Amendments. The grant of the Related Party Warrant was considered non-cash consideration in the transaction price of the Hubble Agreement, which the Company measured at fair value on the date of issuance. As of September 30, 2026, 2,049,191 shares of the Related Party Warrant have vested.
In August 2026, Hubble completed a new preferred financing round on terms similar to the Company’s existing holding (the “Related Party Investment”), resulting in an observable price change in the Related Party Investment and a gain recorded within gain on change in fair value of investments. In April 2025, the Related Party SAFE converted into the Related Party Investment, also resulting in an observable price change and a gain recorded within gain on change in fair value of investments. Refer to Note 6, "Fair Value Measurements" for additional information.

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables include related party impact on amounts recognized in the condensed consolidated statements of operations and comprehensive income as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Hardware revenue	$—	$203	$94	$203
Other revenue	3,851	195	4,335	682
Cost of hardware revenue	—	137	62	137
Gain on change in fair value of investments	17,837	—	17,837	882
The $3.7 million of revenue-share payments recognized for the three months ended September 30, 2026, reflects the revised revenue-share terms under the 2026 Related Party Amendments.
The following table includes related party impact on amounts recorded on the condensed consolidated balance sheets as follows (in thousands):

	As of September 30,	As of December 31,
	2026	2025
Accounts receivable	$—	$3
Investments	38,038	9,780
Deferred revenue, current	4,367	780
Deferred revenue, noncurrent	9,740	2,242
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
In connection with the June 2025 Convertible Notes, the Company applied the if-converted method under ASC 260, Earnings Per Share, to calculate diluted earnings per share. Since the June 2025 Convertible Notes require principal settlement in cash and only the premium is potentially settled in shares, the Company includes the incremental dilutive shares (the conversion spread) in the denominator only when the average stock price exceeds the conversion price. For the three and nine months ended September 30, 2026, the June 2025 Convertible Notes were not dilutive, and therefore no incremental shares were included in diluted EPS.
The following table presents the calculation of basic and diluted net income per share (in thousands, except share and per share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$22,490	$9,793	$30,330	$21,177
Weighted-average shares outstanding:
Basic	81,401,722	77,736,272	80,851,019	76,752,859
Dilutive effect of outstanding options, RSUs, warrants, or other securities	4,416,801	8,057,906	4,845,669	8,007,302
Diluted	85,818,523	85,794,178	85,696,688	84,760,161
Net income per share:
Basic	$0.28	$0.13	$0.38	$0.28
Diluted	$0.26	$0.11	$0.35	$0.25

Life360, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Certain potential shares of common stock were excluded from the diluted net income per share calculation as their inclusion would have been antidilutive. Excluded shares are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Issuances upon vesting of restricted stock units	950,377	52,300	958,185	66,077
Issuances upon conversion of convertible notes	—	5,236,448	—	5,236,448
Total	950,377	5,288,748	958,185	5,302,525
16. Subsequent Events
In November 2026, the Company purchased 290,738 preferred shares for $5.0 million in a financing round of a related party. Refer to Note 14, "Related-Party Transactions" for more information on related parties.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report and our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 2, 2026 (“Annual Report”). In addition to historical financial information, the following discussion contains forward-looking statements that are based upon current plans, expectations, and beliefs that involve risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements as a result of a variety of factors, including but not limited to those discussed in Part II, Item 1A of this Quarterly Report, Part II, Item 1A in our previous Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, and Part I, Item 1A in our Annual Report.
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
Other Revenue
Other revenue consists of data and partnership revenue. We generate data revenue primarily through an arrangement with a key data partner that provides location-based analytics to customers in the retail and real estate sectors, municipalities, and other private and public organizations. The agreement permits commercialization of certain aggregated and de-identified data and provides for fixed and variable monthly revenue amounts. We generate partnership revenue through agreements with third parties which grant them access to anonymized data insights, through revenue-share payments from a related party, and through the recognition of revenue related to a warrant to purchase common stock of a related party (“Related Party Warrant”). Refer to Note 14, "Related-Party Transactions" for more information on the related party transactions.
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
Cost of Advertising Revenue
Cost of advertising revenue includes cloud-based hosting costs supporting our advertising technology platform, amortization of acquired intangibles and internally developed software, third-party data and content licensing costs, personnel-related costs, and allocated overhead, such as facilities, including rent and utilities, and shared information technology costs. For advertising revenue recognized on a gross basis, cost of advertising revenue includes traffic acquisition costs, which represent amounts paid to third-party publishers for advertising placements and inventory access. Personnel-related expenses include salaries, bonuses, benefits, and stock-based compensation for advertising operations personnel.
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
Research and Development
Our research and development expenses consist primarily of personnel-related costs for our engineering, product, and design teams, usage-based fees for third-party artificial intelligence (“AI”) tools, material costs of building and developing prototypes for new products, mobile app development, and allocated overhead. We believe that continued investment in our platform is important for our growth. We intend to continue to invest in research and development to bring new customer experiences and devices to market and expand our platform capabilities.
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
Other Income (Expense)
Gain on Change in Fair Value of Investments
The Company measures certain non-marketable equity securities, including the Company’s preferred stock investment in a related party (the “Related Party Investment”) and the Related Party Warrant, at fair value on a nonrecurring basis in accordance with ASC 321, Investments - Equity Securities. The Company also elected the fair value option under ASC 825, Financial Instruments, to measure its convertible note investment in Aura Consolidated Group, Inc. (“Convertible Note Investment”) at fair value each reporting period.
Gain on change in fair value of investments reflects changes in the fair value of the Convertible Note Investment and observable price changes in the Related Party Investment. Refer to Note 14, "Related-Party Transactions" for more information on the related party transactions.

Interest Income
Interest income consists of interest earned on our cash and cash equivalents balances received from bank deposits, money market funds, and short-term investments, as well as the amortization of discounts on our short-term investments and cash equivalents.
Other Expense, Net
Other expense, net consists of foreign currency exchange gains/(losses) related to the remeasurement of certain assets and liabilities of our foreign subsidiaries that are denominated in currencies other than the functional currency of the subsidiary, foreign exchange transaction gains/(losses), interest expense primarily related to convertible notes and the deferred purchase price liability related to the acquisition of Nativo, Inc. (“Nativo”), and a loss related to the monetization of tariff refund claims.
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

Results of Operations
The following tables set forth our condensed consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2026 and 2025 (in thousands, except percentages).

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	% Change	2026	2025	% Change
Subscription revenue	$124,193	$96,300	29%	$348,023	$266,756	30%
Hardware revenue	8,996	11,312	(20)%	23,328	32,485	(28)%
Advertising revenue	25,448	7,271	250%	67,075	17,142	291%
Other revenue	15,500	9,614	61%	37,793	27,119	39%
Total revenue	174,137	124,497	40%	476,219	343,502	39%
Cost of subscription revenue(1)	16,288	14,003	16%	46,052	37,193	24%
Cost of hardware revenue(1)	10,682	11,700	(9)%	24,867	30,491	(18)%
Cost of advertising revenue(1)	11,509	540	2,031%	28,940	1,317	2,097%
Cost of other revenue	1,667	1,119	49%	4,904	3,316	48%
Total cost of revenue(1)	40,146	27,362	47%	104,763	72,317	45%
Gross profit	133,991	97,135	38%	371,456	271,185	37%
Operating expenses:
Research and development(1)	40,609	32,410	25%	127,279	95,071	34%
Sales and marketing(1)	59,320	39,024	52%	168,657	113,205	49%
General and administrative(1)	26,091	20,010	30%	75,684	53,037	43%
Total operating expenses(1)	126,020	91,444	38%	371,620	261,313	42%
Income (loss) from operations	7,971	5,691	40%	(164)	9,872	(102)%
Other income (expense):
Gain on change in fair value of investments	17,454	821	2,026%	12,727	2,090	509%
Interest income	4,136	4,710	(12)%	12,134	9,039	34%
Other expense, net	(1,107)	(1,002)	(10)%	(4,064)	(3)	(135,367)%
Total other income, net	20,483	4,529	352%	20,797	11,126	87%
Income before income taxes	28,454	10,220	178%	20,633	20,998	(2)%
Provision for (benefit from) income taxes	5,964	427	1,297%	(9,697)	(179)	(5,317)%
Net income	$22,490	$9,793	130%	$30,330	$21,177	43%
Change in foreign currency translation adjustment	112	185	(39)%	36	85	(58)%
Unrealized loss on available-for-sale securities, net of tax	(23)	—	(100)%	(82)	—	(100)%
Total comprehensive income	$22,579	$9,978	126%	$30,284	$21,262	42%
____________________
(1)Includes stock-based compensation expense as follows (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	% Change	2026	2025	% Change
Cost of subscription revenue	$512	$457	12%	$1,527	$1,341	14%
Cost of hardware revenue	370	406	(9)%	989	1,080	(8)%
Cost of advertising revenue	152	—	100%	432	—	100%
Total cost of revenue	1,034	863	20%	2,948	2,421	22%
Research and development	9,093	7,282	25%	26,582	20,772	28%
Sales and marketing	3,141	2,063	52%	8,542	5,436	57%
General and administrative	6,882	4,658	48%	21,154	11,356	86%
Total stock-based compensation expense, net of amounts capitalized	$20,150	$14,866	36%	$59,226	$39,985	48%
The following table sets forth our results of operations as a percentage of total revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Subscription revenue	71%	77%	73%	78%
Hardware revenue	5%	9%	5%	9%
Advertising revenue	15%	6%	14%	5%
Other revenue	9%	8%	8%	8%
Total revenue	100%	100%	100%	100%
Cost of subscription revenue	9%	11%	10%	11%
Cost of hardware revenue	6%	9%	5%	9%
Cost of advertising revenue	7%	—%	6%	—%
Cost of other revenue	1%	1%	1%	1%
Total cost of revenue	23%	22%	22%	21%
Gross profit	77%	78%	78%	79%
Operating expenses:
Research and development	23%	26%	27%	28%
Sales and marketing	34%	31%	35%	33%
General and administrative	15%	16%	16%	15%
Total operating expenses	72%	73%	78%	76%
Income (loss) from operations	5%	5%	—%	3%
Other income (expense):
Gain on change in fair value of investments	10%	1%	3%	1%
Interest income	2%	4%	3%	3%
Other expense, net	(1)%	(1)%	(1)%	—%
Total other income, net	12%	4%	4%	3%
Income before income taxes	16%	8%	4%	6%
Provision for (benefit from) income taxes	3%	—%	(2)%	—%
Net income	13%	8%	6%	6%
Change in foreign currency translation adjustment	—%	—%	—%	—%
Unrealized loss on available-for-sale securities, net of tax	—%	—%	—%	—%
Total comprehensive income	13%	8%	6%	6%

Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%
(in thousands, except percentages)
Subscription revenue	$124,193	$96,300	$27,893	29%	$348,023	$266,756	$81,267	30%
Hardware revenue	8,996	11,312	(2,316)	(20)%	23,328	32,485	(9,157)	(28)%
Advertising revenue	25,448	7,271	18,177	250%	67,075	17,142	49,933	291%
Other revenue	15,500	9,614	5,886	61%	37,793	27,119	10,674	39%
Total revenue	$174,137	$124,497	$49,640	40%	$476,219	$343,502	$132,717	39%
Subscription revenue increased $27.9 million, or 29%, during the three months ended September 30, 2026 as compared to the three months ended September 30, 2025, primarily due to a 26% growth in Paying Circles and an 18% growth in total subscriptions. Additionally, subscription revenue in the current period benefited from a 4% uplift in ARPPC. Please refer to the “Key Performance Indicators” section for definitions of key performance indicators (“KPIs”).
Hardware revenue decreased $2.3 million, or 20%, during the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. The decline was primarily driven by a 32% decrease in Net hardware units shipped.
Advertising revenue increased $18.2 million, or 250%, during the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. This was primarily driven by a $16.2 million increase in managed advertising, largely attributable to the acquisition of Nativo as well as an increase in spending from existing advertisers. Also attributable to Nativo were increases of $1.0 million in self-service advertising and $1.0 million in other advertising revenue. We expect advertising revenue to grow as we continue to expand advertiser relationships and increase advertising inventory across the Life360 platform.
Other revenue increased $5.9 million, or 61%, during the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. This was due to a $4.3 million increase in partnership revenue, primarily driven by $3.7 million of revenue-share payments, which reflects the revised terms under the September 2026 amendments (the “2026 Related Party Amendments”). Refer to Note 14, "Related-Party Transactions" for more information. Data revenue also increased $1.6 million, primarily attributable to increased data volumes resulting from user growth.
Subscription revenue increased $81.3 million, or 30%, during the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025, primarily driven by a 26% growth in Paying Circles and 18% growth in total subscriptions. Additionally, subscription revenue in the current period benefited from a 6% uplift in ARPPC.
Hardware revenue decreased $9.2 million, or 28%, during the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. The decline was primarily driven by a 25% decrease in Net hardware units shipped, primarily attributable to the strategic exit of the brick-and-mortar retail channel, and a $0.6 million reduction in revenue related to bundled offerings.
Advertising revenue increased $49.9 million, or 291%, during the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. This was primarily driven by a $42.9 million increase in managed advertising, largely attributable to the acquisition of Nativo as well as an increase in spending from existing advertisers. Also attributable to the acquisition of Nativo, were increases of $3.2 million in self-service advertising, $3.1 million in other advertising revenue, and $0.7 million in programmatic advertising. We expect advertising revenue to grow as we continue to expand advertiser relationships and increase advertising inventory across the Life360 platform.
Other revenue increased $10.7 million, or 39%, during the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. This was due to a $5.5 million increase in partnership revenue, primarily driven by revenue-share payments under the 2026 Related Party Amendments. Data revenue also increased $5.2 million, primarily attributable to increased data volumes resulting from user growth.

Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%
(in thousands, except percentages)
Cost of subscription revenue	$16,288	$14,003	$2,285	16%	$46,052	$37,193	$8,859	24%
Cost of hardware revenue	10,682	11,700	(1,018)	(9)%	24,867	30,491	(5,624)	(18)%
Cost of advertising revenue	11,509	540	10,969	2,031%	28,940	1,317	27,623	2,097%
Cost of other revenue	1,667	1,119	548	49%	4,904	3,316	1,588	48%
Total cost of revenue	40,146	27,362	12,784	47%	104,763	72,317	32,446	45%
Gross profit	$133,991	$97,135	$36,856	38%	$371,456	$271,185	$100,271	37%
Gross margin:
Subscription	87%	85%			87%	86%
Hardware	(19)%	(3)%			(7)%	6%
Advertising	55%	93%			57%	92%
Other	89%	88%			87%	88%
Total	77%	78%			78%	79%
Cost of subscription revenue increased $2.3 million, or 16%, during the three months ended September 30, 2026 as compared to the three months ended September 30, 2025, primarily due to increases of $1.1 million in technology expenses and $0.4 million in hosting costs, attributable to higher revenue and Company growth. In addition, costs associated with premium membership offerings increased $0.8 million.
Subscription gross margin increased to 87% during the three months ended September 30, 2026 from 85% during the three months ended September 30, 2025, primarily due to a shift in product mix toward higher-priced offerings.
Cost of hardware revenue decreased $1.0 million, or 9%, during the three months ended September 30, 2026 as compared to the three months ended September 30, 2025, primarily attributable to decreases of $1.1 million in tariff costs from reduced tariff rates, $0.4 million in hardware product costs related to the reduced number of Net hardware units shipped, and $0.3 million in personnel-related and stock-based compensation costs due to lower headcount associated with the Company’s transition to an AI-native organization. These were partially offset by a $0.8 million increase in other cost of hardware revenue related expenses.
Hardware gross margin decreased to (19)% during the three months ended September 30, 2026 from (3)% during the three months ended September 30, 2025, primarily due to a shift in product mix, which was partially offset by lower tariff costs. We continue to prioritize hardware as a driver of subscription growth by optimizing pricing and bundling to increase subscription attachment over standalone hardware margin.
Cost of advertising revenue increased $11.0 million, or 2,031%, during the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. The increase was primarily due to increases of $5.1 million in traffic acquisition costs, which is in line with the managed advertising revenue, $2.8 million in hosting costs, $1.7 million in personnel-related and stock-based compensation costs, $1.0 million in third-party data and content licensing costs, and $0.4 million in amortization of acquired technology, attributable to the acquisition of Nativo.
Advertising gross margin decreased to 55% during the three months ended September 30, 2026 from 93% during the three months ended September 30, 2025, primarily due to higher costs associated with our expanded advertising platform following the acquisition of Nativo, resulting in a shift in margin mix relative to our existing advertising offerings.
Cost of other revenue increased $0.5 million, or 49%, during the three months ended September 30, 2026 as compared to the three months ended September 30, 2025, due to an increase of $0.5 million in hosting costs to support growth in our data business.
Other gross margin increased to 89% during the three months ended September 30, 2026 from 88% during the three months ended September 30, 2025, primarily driven by an increase in other revenue related to revenue-share payments under the 2026 Related Party Amendments.

Cost of subscription revenue increased $8.9 million, or 24%, during the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025, primarily due to increases of $3.1 million in technology expenses, $1.8 million in hosting costs, $0.7 million in personnel-related and stock-based compensation costs, and $0.5 million in amortization of internally developed software related to the release of new features and significant updates on our platform, all attributable to Company growth. In addition, costs associated with premium membership offerings increased $2.8 million.
Subscription gross margin increased to 87% during the nine months ended September 30, 2026 from 86% during the nine months ended September 30, 2025, primarily due to a shift in product mix toward higher-priced offerings.
Cost of hardware revenue decreased by $5.6 million, or 18%, during the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025, primarily due to a $3.6 million benefit from the receipt of tariff refund claims and a $1.4 million decrease in tariff costs from reduced tariff rates. Also contributing were decreases of $0.7 million in personnel-related and stock-based compensation costs due to lower headcount associated with the Company’s transition to an AI-native organization, and $0.3 million in hardware product and freight costs, related to the reduced number of Net hardware units shipped. These decreases were partially offset by a $0.4 million increase in other cost of hardware revenue related expenses.
Hardware gross margin decreased to (7)% during the nine months ended September 30, 2026 from 6% during the nine months ended September 30, 2025, primarily due to a shift in product mix and a decline in hardware revenue from the Company’s strategic exit of the brick-and-mortar retail channel. We continue to prioritize hardware as a driver of subscription growth by optimizing pricing and bundling to increase subscription attachment over standalone hardware margin.
Cost of advertising revenue increased $27.6 million, or 2,097%, during the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. The increase was primarily due to increases of $11.4 million in traffic acquisition costs, $8.0 million in hosting costs, $4.7 million in personnel-related and stock-based compensation costs, $2.3 million in third-party data and content licensing costs, and $1.2 million in amortization of acquired technology, all attributable to the acquisition of Nativo.
Advertising gross margin decreased to 57% during the nine months ended September 30, 2026 from 92% during the nine months ended September 30, 2025, primarily due to higher costs associated with our expanded advertising platform following the acquisition of Nativo, resulting in a shift in margin mix relative to our existing advertising offerings.
Cost of other revenue increased $1.6 million, or 48%, during the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025, due to an increase of $1.6 million in hosting costs to support growth in our data business.
Other gross margin decreased to 87% during the nine months ended September 30, 2026 from 88% during the nine months ended September 30, 2025, primarily due to higher hosting costs to support growth in our data business.
Research and development

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%
(in thousands, except percentages)
Research and development	$40,609	$32,410	$8,199	25%	$127,279	$95,071	$32,208	34%
Research and development expenses increased $8.2 million, or 25%, during the three months ended September 30, 2026 as compared to the three months ended September 30, 2025, primarily due to a $3.7 million increase in personnel-related and stock-based compensation costs, including those related to the acquisition of Nativo, a $2.1 million increase in technology and other expenses due to Company growth, and a $1.6 million increase in usage-based fees for third-party AI tools. Also contributing were a $0.5 million decrease in capitalized construction in progress costs, in line with the Company’s product development roadmap, and $0.3 million of Nativo integration costs.

Research and development expenses increased $32.2 million, or 34%, during the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025, primarily due to increases of $16.2 million in personnel-related and stock-based compensation costs, including those related to the acquisition of Nativo, a $6.7 million increase in technology and other costs due to Company growth, and a $3.0 million increase in usage-based fees for third-party AI tools. Also contributing were a $1.9 million decrease in capitalized construction in progress costs, in line with the Company’s product development roadmap, a $1.7 million increase in workplace restructuring costs associated with the Company’s transition to an AI-native organization, a $1.6 million increase in professional and outside services, $0.6 million of Nativo integration costs, and $0.5 million of lower capitalized internally developed software costs.
Sales and Marketing

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%
(in thousands, except percentages)
Sales and marketing	$59,320	$39,024	$20,296	52%	$168,657	$113,205	$55,452	49%
Sales and marketing expenses increased $20.3 million, or 52%, during the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. This was primarily due to increases of $8.8 million in personnel-related and stock-based compensation costs and $1.8 million in amortization of acquired intangible assets, each primarily attributable to the acquisition of Nativo. Additional increases include $5.0 million in commissions to the Company’s Channel Partners, in line with the increase in subscription revenue, $4.1 million in growth media and other marketing costs due to the planned timing of spend to support strategic initiatives, and $0.6 million in technology and other expenses, attributable to Company growth.
Sales and marketing expenses increased $55.5 million, or 49%, during the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. This was primarily due to increases of $19.8 million in personnel-related and stock-based compensation costs and $5.3 million in amortization of acquired intangible assets, each primarily attributable to the acquisition of Nativo. Additional increases include $15.0 million in commissions to the Company’s Channel Partners, in line with the increase in subscription revenue, $11.8 million in growth media and other marketing costs to support strategic initiatives, $2.6 million in technology and other expenses attributable to Company growth, $0.6 million in Nativo integration costs, and $0.4 million in severance costs related to the strategic exit of the brick-and-mortar retail channel.
General and Administrative

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%
(in thousands, except percentages)
General and administrative	$26,091	$20,010	$6,081	30%	$75,684	$53,037	$22,647	43%
General and administrative expenses increased $6.1 million, or 30%, during the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. This was primarily due to increases of $3.9 million in personnel-related and stock-based compensation costs, $1.6 million in travel and entertainment costs for the Company’s annual event, and $0.6 million in technology and other expenses, all attributable to Company growth.
General and administrative expenses increased $22.6 million, or 43%, during the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. This was primarily due to increases of $16.6 million in personnel-related and stock-based compensation costs, $2.4 million in travel and entertainment costs for the Company’s annual event, and $1.7 million in technology and other expenses, all attributable to Company growth. Additional increases include $1.2 million in warehouse relocation costs related to the move of certain hardware manufacturing operations and $0.7 million in Nativo integration costs.

Gain on Change in Fair Value of Investments
In April 2025, an observable price change related to the conversion of the Related Party SAFE into the Related Party Investment took place. As a result, a $0.9 million gain related to the observable price change was recognized during the nine months ended September 30, 2025. In August 2026, an observable price change in the Related Party Investment occurred, resulting in a $17.8 million gain during the three and nine months ended September 30, 2026. Refer to Note 14, "Related-Party Transactions" for more information.
In May 2025, the Company entered into the $25.0 million Convertible Note Investment and elected to apply the fair value option in accordance with ASC 825, Financial Instruments. As a result, a loss related to the revaluation of the Convertible Note Investment of $0.4 million and $5.1 million was recognized during the three and nine months ended September 30, 2026, respectively, compared to a gain of $0.8 million and $1.2 million for the three and nine months ended September 30, 2025, respectively.
Interest Income
Interest income decreased $0.6 million, or 12%, during the three months ended September 30, 2026 as compared to the three months ended September 30, 2025, primarily due to a decrease in average interest-earning cash equivalents and short-term investment balances.
Interest income increased $3.1 million, or 34%, during the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025, resulting from higher average gross yields and higher amortization of discounts on increased cash and cash equivalents and short-term investment balances.
Other Expense, Net
Other expense, net increased $0.1 million, or 10%, during the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. This was primarily driven by a $0.3 million increase in interest expense related to the deferred purchase price liability from the acquisition of Nativo. The increase was partially offset by a $0.2 million decrease in foreign exchange losses. Refer to Note 7, "Business Combinations" and Note 8, "Balance Sheet Components" for additional information on the acquisition of Nativo and the related deferred purchase price liability.
Other expense, net increased $4.1 million, or 135,367%, during the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. This was primarily driven by a $1.4 million increase in foreign exchange losses, a $1.3 million loss related to the monetization of tariff refunds, a $0.9 million increase in interest expense related to the June 2025 Convertible Notes, and a $0.5 million increase in interest expense related to the deferred purchase price liability from the acquisition of Nativo.
Provision for (benefit from) Income Taxes
Provision for income taxes increased $5.5 million during the three months ended September 30, 2026, as compared to the three months ended September 30, 2025, primarily due to changes in the Company's annual estimated effective tax rate because the Company no longer maintains a full valuation allowance on its U.S. deferred tax assets, partially offset by discrete tax benefits. For the three months ended September 30, 2026, we recorded a total income tax provision of $6.0 million, consisting of a $12.0 million expense based on the annual estimated effective tax rate, primarily reflecting income before income taxes for the period, offset by $6.0 million of discrete tax benefits, primarily related to stock-based compensation.
Benefit from income taxes increased $9.5 million during the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, primarily because the Company no longer maintains a full valuation allowance on its U.S. deferred tax assets and to discrete tax benefits. For the nine months ended September 30, 2026, we recorded a total income tax benefit of $9.7 million, consisting of an $8.1 million expense based on the annual estimated effective tax rate, primarily reflecting income before income taxes for the period, more than offset by $17.8 million of discrete tax benefits, primarily related to stock-based compensation.

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
Key Performance Indicators
We review several operating metrics, including the following KPIs, to evaluate our business, measure our performance, identify trends affecting our business, develop financial forecasts, and make strategic decisions. We believe these KPIs are useful to investors because they allow for greater transparency with respect to key metrics used by management in its financial and operational decision-making, and they may be used by investors to help analyze the health of our business. KPIs are presented in millions, except ARPPC, Average Revenue per Paying Subscription (“ARPPS”) and net Average Selling Price (“ASP”); however, percentage changes are calculated based on actual results. As a result, percentage changes may not recalculate based on figures presented due to rounding. Please refer to “Results of Operations” for additional metrics management reviews in conjunction with the condensed consolidated financial statements.

Key Performance Indicators

	As of and for the Three Months Ended September 30,			As of and for the Nine Months Ended September 30,
	2026	2025	% Change	2026	2025	% Change
(in millions, except ARPPC, ARPPS and ASP)
AMR	$578.0	$446.7	29%	$578.0	$446.7	29%
MAUs	107.7	91.6	17%	107.7	91.6	17%
Paying Circles	3.4	2.7	26%	3.4	2.7	26%
ARPPC(1)	$143.56	$137.63	4%	$143.31	$135.05	6%
Subscriptions	3.9	3.3	18%	3.9	3.3	18%
ARPPS(1)	$130.50	$119.33	9%	$128.76	$115.97	11%
Net hardware units shipped	0.6	0.9	(32)%	1.7	2.3	(25)%
ASP(2)	$14.11	$11.99	18%	$13.84	$14.12	(2)%
(1) Excludes revenue related to bundled Life360 subscription and hardware offerings, which was immaterial and $(0.1) million for the three and nine months ended September 30, 2026, and $(0.1) million and $(0.8) million for the three and nine months ended September 30, 2025, respectively.
(2) Excludes revenue related to bundled Life360 subscription and hardware offerings, which was immaterial and $0.1 million for the three and nine months ended September 30, 2026, and $0.1 million and $0.7 million for the three and nine months ended September 30, 2025, respectively.
Annualized Monthly Revenue
We use Annualized Monthly Revenue (“AMR”) to identify the annualized monthly value of active customer agreements at the end of a reporting period. AMR includes the annualized monthly value of subscription, data and partnership agreements. All components of these agreements that are not expected to recur are excluded. This does not represent revenue under GAAP on an annualized basis, as the operating metric can be impacted by start and end dates and renewal rates. AMR as of September 30, 2026, and 2025 was $578.0 million and $446.7 million, respectively, representing an increase of 29% year-over-year, which is largely attributable to continued subscriber growth and an increase in other recurring revenue.
Monthly Active Users
We have a large and growing global member base as of September 30, 2026. A Life360 Monthly Active User (“MAU”) is defined as a unique member who engages with our Life360 branded services each month, which includes both paying and non-paying members, and excludes certain members who have a delayed account setup. As of September 30, 2026 and 2025, we had approximately 107.7 million and approximately 91.6 million MAUs on the Life360 platform, respectively, representing an increase of 17% year-over-year. We believe this has been driven by continued new member growth and retention.

MAU growth trends for the three months ended September 30, 2026 remain consistent with the Company's previously disclosed full-year 2026 MAU growth expectation of approximately 17% to 20%, which reflected the impact of the Android-related registration issues disclosed and resolved earlier in the year.
Paying Circles
We define a Paying Circle as a group of Life360 members with a paying subscription who have been billed as of the end of period. Each subscription covers all members in the payor’s Circle so everyone in the Circle can utilize the benefits of a Life360 membership, including access to premium location, driving, digital and emergency safety insights and services.
As of September 30, 2026 and 2025, we had approximately 3.4 million and 2.7 million paid subscribers to services under our Life360 brand, respectively, representing an increase of 26% year-over-year. We grow the number of Paying Circles by increasing our free member base, converting free members to subscribers, and retaining them over time with the provision of high-quality family connectivity and safety services.
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
For the three months ended September 30, 2026 and 2025, our ARPPC was $143.56 and $137.63, respectively, representing a 4% increase year-over-year. For the nine months ended September 30, 2026 and 2025, our ARPPC was $143.31 and $135.05, respectively, representing a 6% increase year-over-year.
ARPPC is a key indicator utilized by the Company to determine our effectiveness at monetizing Paying Circles through tiered product offerings. The year-over-year growth in ARPPC for the three months ended September 30, 2026, primarily reflects a shift in product mix toward higher-priced offerings and U.S. price increases in September 2026. The year-over-year growth in ARPPC for the nine months ended September 30, 2026, primarily reflects a shift in product mix toward higher-priced offerings and price increases for international users throughout 2025.
Subscriptions
We define Subscriptions as the number of paying subscribers associated with the Life360 and Tile brands who have been billed as of the end of the period.
As of September 30, 2026 and 2025, we had approximately 3.9 million and 3.3 million paid subscribers, respectively, to services under the Life360 and Tile brands, representing an increase of 18% year-over-year.
We have grown the number of Subscriptions by selling hardware units and increasing our free member base, converting free members to subscribers, and retaining them over time with the provision of location tracking and high-quality family and safety services.
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
ARPPS for the three months ended September 30, 2026 and 2025 was $130.50 and $119.33, respectively, representing an increase of 9% year-over-year. ARPPS for the nine months ended September 30, 2026 and 2025 was $128.76 and $115.97, respectively, representing an increase of 11% year-over-year.

The year-over-year growth in ARPPS for the three and nine months ended September 30, 2026, primarily reflects a shift in product mix toward higher-priced offerings.
Net Hardware Units Shipped
Net hardware units shipped represents the number of tracking devices sold during a period, excluding certain hardware units related to bundled Life360 subscription and hardware offerings, net of returns by our retail partners and direct consumers. Selling units contributes to hardware revenue and ultimately increases the number of members eligible for a subscription.
For the three months ended September 30, 2026 and 2025, we sold approximately 0.6 million units and 0.9 million units, respectively, representing a decrease of 32% year-over-year. For the nine months ended September 30, 2026 and 2025, we sold approximately 1.7 million units and 2.3 million units, respectively, representing a decrease of 25% year-over-year.
The decrease in Net hardware units shipped was primarily due to the strategic exit of the brick-and-mortar retail channel and a decrease in online retail sales.
Net Average Selling Price
To determine the ASP of a unit, we divide hardware revenue recognized, excluding revenue related to bundled Life360 subscription and hardware offerings, for the reported period by the number of Net hardware units shipped during the same period. ASP is largely driven by the price we charge customers, including the price we charge our retail partners, net of customer allowances, and directly to consumers.
For the three months ended September 30, 2026 and 2025, the ASP per unit was $14.11 and $11.99, respectively, representing an increase of 18% year-over-year. For the nine months ended September 30, 2026 and 2025, the ASP per unit was $13.84 and $14.12, respectively, representing a decrease of 2% year-over-year. The increase in ASP for the three months ended September 30, 2026, was primarily driven by changes in channel mix and a decrease in discounts. The decrease in ASP for the nine months ended September 30, 2026, was primarily due to changes in channel mix, including the strategic exit of the brick-and-mortar retail channel.
Liquidity and Capital Resources
As of September 30, 2026, we had $465.0 million in cash and cash equivalents, restricted cash, and short-term investments. As of December 31, 2025, we had $495.8 million in cash and cash equivalents and restricted cash, with no short-term investments.
We believe our existing cash and cash equivalents and short-term investments, together with cash generated from subscriptions, hardware tracking devices, advertising activities, and partnerships, including the sale of aggregated, non-personally identifiable data for data insight purposes, will be sufficient to support working capital and capital expenditure requirements in line with our capital deployment strategy for the next 12 months. We may from time to time seek to raise additional capital based on a variety of factors, including our capital requirements and the relative favorability of conditions in the capital markets. If we are unable to raise additional capital on terms acceptable to us or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, financial condition, and results of operations. Beyond the next 12 months, our principal long-term capital commitment is the repayment or settlement of our $320.0 million aggregate principal amount of June 2025 Convertible Notes, with any principal portion settled in cash. We also expect to use cash to repurchase shares under our Share Repurchase Program, of which $180.6 million remained available as of September 30, 2026. Refer to Note 9, "Convertible Notes" and Note 11, "Common and Treasury Stock" for additional information.

Cash Flows
Our cash flow activities were as follows for the periods presented:

	Nine Months Ended September 30,
	2026	2025
(in thousands)
Net cash provided by operating activities	$68,152	$51,830
Net cash used in investing activities	(190,579)	(33,928)
Net cash provided by (used in) financing activities	(37,621)	278,866
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	$(160,048)	$296,768
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
A number of our members pay in advance for annual subscriptions, while a majority pay in advance for monthly subscriptions. Deferred revenue consists of the unearned portion of customer billings, which is recognized as revenue in accordance with our revenue recognition policy. As of September 30, 2026 and December 31, 2025, we had deferred revenue of $65.3 million and $50.7 million, respectively, of which $54.4 million and $46.4 million is expected to be recorded as revenue in the following 12 months, provided all other revenue recognition criteria have been met.
For the nine months ended September 30, 2026, net cash provided by operating activities was $68.2 million. The primary factors affecting our operating cash flows during this period were our net income of $30.3 million, impacted by $55.4 million of non-cash adjustments, and $17.5 million of cash used by changes in our operating assets and liabilities. The non-cash adjustments primarily consist of stock-based compensation, depreciation and amortization, deferred income taxes, and a gain on the change in fair value of investments. The cash used by changes in our operating assets and liabilities was primarily due to decreases in accrued expenses and other current liabilities and accounts payable, as well as increases in inventory, costs capitalized to obtain contracts, net, and prepaid expenses and other current assets. This was partially offset by a decrease in accounts receivable and an increase in deferred revenue.
For the nine months ended September 30, 2025, net cash provided by operating activities was $51.8 million. The primary factors affecting our operating cash flows during this period were our net income of $21.2 million, impacted by $49.6 million of non-cash adjustments, and $18.9 million of cash used by changes in our operating assets and liabilities. The non-cash adjustments primarily consist of stock-based compensation and depreciation and amortization. The cash used by changes in our operating assets and liabilities was primarily due to a decrease in accrued expenses and other current liabilities, as well as increases in prepaid expenses and other current assets, accounts receivable, and inventory. These cash outflows were offset by an increase in deferred revenue and accounts payable.
Investing Activities
For the nine months ended September 30, 2026, net cash used in investing activities was $190.6 million, which was primarily related to the $260.4 million purchase of short-term investments and $57.1 million primarily related to the acquisition of Nativo, partially offset by $131.9 million of proceeds from sales and maturities of short-term investments. Refer to Note 7, "Business Combinations" for additional information on the acquisition of Nativo. Net cash used in investing activities also included capitalization of internally developed software costs in accordance with ASC 350-40, Intangibles - Goodwill and Other, Internal-Use Software.
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

Financing Activities
For the nine months ended September 30, 2026, net cash used in financing activities was $37.6 million, which was primarily driven by $44.4 million of payments for the purchase of treasury stock, $40.9 million of taxes paid for the net settlement of equity awards and the $0.7 million indemnity escrow payment related to the Fantix acquisition. The cash payments were partially offset by $48.4 million of proceeds related to tax withholdings on restricted stock settlements and the exercise of stock options and warrants.
For the nine months ended September 30, 2025, net cash provided by financing activities was $278.9 million, which was primarily related to proceeds of $320.0 million from the issuance of the June 2025 Convertible Notes offset by payments of $10.9 million for debt issuance costs. In connection with the issuance of the June 2025 Convertible Notes, the Company paid $33.7 million in capped call transactions. Refer to Note 9, "Convertible Notes" for more information on the June 2025 Convertible Notes and the June 2025 Capped Calls. Financing activities also included $47.3 million of taxes paid for the net settlement of equity awards, offset by $50.8 million of proceeds related to tax withholdings on restricted stock settlements and the exercise of stock options and warrants.
Share Repurchase Program
In May 2026, the Company’s Board of Directors authorized a share repurchase program allowing the deployment of up to $225.0 million to repurchase the Company’s outstanding common stock (the “Repurchase Program”). The Repurchase Program has no expiration date, does not obligate the Company to acquire a specific number of shares, and may be modified, suspended, or discontinued at any time. Repurchases may be made from time to time in the open market, in privately-negotiated transactions, in block trades, and/or through Rule 10b5-1 trading plans and Rule 10b-18 transactions depending on market conditions and applicable rules and regulations.
During the three months ended September 30, 2026, we repurchased 666,336 shares of common stock for an aggregate purchase price of $31.2 million, including commissions. During the nine months ended September 30, 2026, we repurchased 981,098 shares of common stock for an aggregate purchase price of $44.4 million, including commissions. As of September 30, 2026, $180.6 million remained available under the Repurchase Program.
Obligations and Other Commitments
Our principal commitments consist of obligations under our operating leases for office space, and other purchase commitments. Information regarding our non-cancellable lease and other purchase commitments as of September 30, 2026, can be found in Note 8, "Balance Sheet Components" and Note 10, "Commitments and Contingencies" to our condensed consolidated financial statements.
Critical Accounting Policies and Significant Management Estimates
We prepare our condensed consolidated financial statements in accordance with GAAP. The preparation of condensed consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected. Our significant accounting policies are discussed in Note 2, "Summary of Significant Accounting Policies" in our Annual Report. There were no significant changes to these policies during the nine months ended September 30, 2026.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and foreign currency exchange rates.
Interest Rate Risk
As of September 30, 2026, we had $252.7 million of cash equivalents invested in money market funds and U.S. Treasury securities. In addition, we held $129.2 million of U.S. Treasury securities classified as available-for-sale securities. As of December 31, 2025, we had $332.8 million of cash equivalents invested in money market funds and no U.S. Treasury securities.
Our cash and cash equivalents are held for working capital purposes. The U.S. Treasury securities have contractual maturities of less than one year. Available-for-sale securities are recorded at fair value, with unrealized gains and losses recorded in accumulated other comprehensive income.
As of September 30, 2026 and December 31, 2025, a hypothetical 10% relative change in interest rates would not have a material impact on our condensed consolidated financial statements.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026 pursuant to Rule 13a‑15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The term “disclosure controls and procedures” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our management concluded that our disclosure controls and procedures were effective as of September 30, 2026.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
Except as set forth below, there have been no material changes to the risk factors set forth under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, and Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 (together, the “Prior Reports”). An investment in shares of our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described in the Prior Reports, together with the other information included in this Quarterly Report, including our unaudited condensed consolidated financial statements and related notes, and any other documents we file with the SEC before deciding to invest in our common stock. The occurrence of any of these risks could materially adversely affect our business, financial condition, results of operations, and future growth prospects, or cause our actual results to differ materially from those expressed or implied by forward-looking statements in this Quarterly Report or made from time to time. In such circumstances, the market price of our common stock could decline, and you could lose all or part of your investment. We cannot assure you that any of the risks described in the Prior Reports will not occur.
If our information technology systems or data, or those of third parties upon which we rely, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation (including class action or similar lawsuits); fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse consequences
We and the third parties upon which we rely process proprietary, confidential, and sensitive data (such as precise geolocation data and information relating to children), and, as a result, we and the third parties upon which we rely face a variety of evolving threats, including but not limited to ransomware attacks, which could cause security incidents. Cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive data and information technology systems, and those of the third parties upon which we rely. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors.
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
As we integrate Model Context Protocol ("MCP") and other agentic AI interfaces into our platform to enable third-party AI agents and large language models to access and act on member data and account functionality, we face additional data security and access-control risks. A flaw, misconfiguration, or vulnerability in the design, implementation, or permissioning of an MCP connection or similar agent-facing interface could result in data being inadvertently exposed to, or accessible by, another member, an unaffiliated third party, or an AI model or agent operator without authorization. Because MCP and similar protocols are relatively new, evolving, and not yet subject to mature security standards or extensive real-world testing, the tools, authentication methods, and monitoring practices available to detect and prevent such exposures may be less developed than those for more established integration methods. Any such incident, or the perception that one has occurred, could result in the unauthorized disclosure of sensitive member data (including precise location data), regulatory investigations or enforcement actions, litigation, loss of member trust, and reputational harm, any of which could adversely affect our business, financial condition, and results of operations.
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

Our ability to offer integrations with third-party AI platforms depends on our continued access to those platforms’ MCP interfaces, and any restriction, change, or termination of our access could limit or eliminate those offerings and harm our business.
We intend to expand our MCP integrations to third-party AI platforms, assistants, and agents over time. These integrations may provide varying levels of access to member account data and platform functionality, ranging from read-only access (e.g., retrieving location or circle information) to write access (e.g., enabling an AI agent to modify settings, send communications, or take other actions on a member's behalf). As with our other third-party platform relationships, we generally do not have long-term contracts governing our ability to access or interoperate with these MCP interfaces, and the providers of these AI platforms retain broad discretion to change, restrict, condition, or discontinue our access at any time and with little or no notice. Because we do not control these third-party AI platforms or their underlying models, we cannot guarantee that they will continue to support our integration, that their policies and practices will remain compatible with our business or compliance obligations, or that they will maintain the security, reliability, or functionality necessary for members to trust agent-mediated access to their data. Expanding the scope of write access we grant to third-party AI agents increases the consequences of any error, malicious use, or model malfunction, as an agent acting with write permissions could take unintended or unauthorized actions on a member's account. If any provider of an AI platform with which we integrate restricts, conditions, or terminates our access, changes its MCP implementation in ways that are incompatible with our platform, or experiences its own security or reliability issues, our ability to offer agent-based features could be impaired, which could adversely affect member engagement, our reputation, and our business, financial condition, and results of operations.
The digital consumer subscription products market is competitive, with low switching costs and a consistent stream of new products, services, and entrants. We may not be able to compete successfully with current or future competitors, which may impact our business, financial condition, and results of operations.
The digital consumer subscription products market in general, and the markets for family safety, location sharing, location tracking and related offerings, are fast-paced and constantly changing, with frequent changes in technology, consumer expectations and requirements, industry standards and regulations and a consistent stream of new products, services, and entrants both in the U.S. and abroad. New technology developments, including the development and use of artificial intelligence ("AI"), autonomous AI agents, and other emerging technologies, are rapidly evolving and are changing the competitive dynamics of our industry. If our competitors gain an advantage by using such technologies—including by offering superior AI agent capabilities, integrating more deeply or earlier with third-party AI platforms, or enabling members to interact with their products through AI agents in ways we do not match—our ability to attract and retain members and advertisers, and to compete effectively, could be adversely impacted. In addition, as AI agents and agent-based interfaces become a more common way for consumers to discover, evaluate, and interact with digital products and services, members or prospective members may increasingly rely on AI agents (including those of third parties) to manage family safety, location sharing, or related functions, which could reduce engagement with our own branded app and interfaces, affect our ability to present advertising or upsell subscriptions directly to members, and create new and unpredictable competitive pressures, including pressure to adjust our pricing, product design, or distribution strategy to remain accessible through third-party agents. We face significant competition in every aspect of our business, and competitors include both large competitors with various product and service offerings and many smaller competitors.
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
We intend to integrate our platform with third-party AI agents and platforms through MCP. We do not know whether, or to what extent, these integrations will increase member engagement or monthly active users, drive new or retained paid subscriptions, generate incremental advertising revenue, or have any positive effect on our business at all. It is possible that enabling third-party AI agents to access and act on our platform on a member's behalf could instead reduce direct engagement with our app and owned surfaces—where we generate advertising revenue and present subscription upsell opportunities—without a corresponding increase in subscription conversion or any other offsetting benefit. Because MCP-based integrations are a new and evolving area for us, we have limited historical data on member adoption, retention, or monetization impact, and we may invest significant engineering, product, and partnership resources in expanding MCP integrations without realizing any discernible increase in MAU, subscription revenue, or advertising revenue, which could adversely affect our business, financial condition, and results of operations.
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

Our use of artificial intelligence, machine learning, and AI agent technologies, including through MCP integrations, may not be successful and may present additional business, compliance, security, and reputational risks.
We are incorporating AI and machine learning technologies into our platform, including by enabling third-party AI agents to access member data and platform functionality through MCP integrations. Our ability to realize the anticipated benefits of these investments is subject to significant uncertainty, including the risks described elsewhere in this section relating to data security and unauthorized data exposure in connection with MCP interfaces, our dependence on third-party AI platforms over which we have no long-term contractual rights of access, increased competitive pressure from AI agents offered by others, and uncertainty as to whether our AI and MCP investments will increase MAU, subscriptions, or advertising revenue. In addition, AI and machine learning technologies, including those we do not control (such as third-party models accessing our platform via MCP), may produce inaccurate, biased, or unintended outputs or actions, may be subject to evolving and inconsistent legal and regulatory frameworks across jurisdictions, and may expose us to new forms of liability, regulatory scrutiny, or reputational harm, particularly given the sensitivity of the location and family-safety data we process. There is no guarantee that our investments in AI and agent-based functionality will be successful, that we will realize any return on these investments, or that they will not instead adversely affect our business, financial condition, and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
On August 10, 2026, pursuant to the Asset Purchase Agreement with a private seller (the “Seller”), the Company acquired certain assets of the Seller for a total consideration of approximately $2.5 million, consisting of $1.9 million in cash and $0.6 million in common stock, and issued 9,495 shares of common stock (the “Shares”). The issuance of the Shares was not registered under the Securities Act of 1933, as amended (the “Securities Act”), because the Shares were offered and sold in a private placement not involving any public offering, in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated thereunder. The Seller, as recipient of the Shares, was an accredited investor, had access to information regarding the Company, and did not receive the Shares as a result of any general solicitation or advertising. No underwriters were involved in the issuance of the shares, and no underwriting discounts or commissions were paid in connection therewith.
Use of Proceeds
None.
Issuer Purchases of Equity Securities
In May 2026, the Company’s Board of Directors authorized a share repurchase program allowing the deployment of up to $225.0 million to repurchase the Company’s outstanding common stock (the “Repurchase Program”). The Repurchase Program has no expiration date, does not obligate the Company to acquire a specific number of shares, and may be modified, suspended, or discontinued at any time. Repurchases may be made from time to time in the open market, in privately-negotiated transactions, in block trades, and/or through Rule 10b5-1 trading plans and Rule 10b-18 transactions, depending on market conditions and applicable rules and regulations.
The following table shows the share repurchase activity for the three months ended September 30, 2026. The average price paid per share and the remaining authorization under the Company's share repurchase program exclude commissions and fees associated with the repurchases.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs (In thousands)
July 1, 2026 – July 31, 2026	—	$—	—	$211,781
August 1, 2026 – August 31, 2026	636,597	$47.12	636,597	$181,782
September 1, 2026 – September 30, 2026	29,739	$40.65	29,739	$180,573
Total	666,336		666,336

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
(a) None.
(b) None.
(c) Rule 10b5-1 Trading Plans
Our directors and officers (as defined in Rule 16a-1(f) of the Exchange Act) (“Section 16 Officers”), may from time to time enter into plans for the purchase or sale of our common stock that are intended to satisfy the affirmative defense in Rule 10b5-1(c) of the Exchange Act.
During the three months ended September 30, 2026, the following Section 16 Officer adopted a “Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K:

Name	Title	Action	Adoption Date	Expiration Date	Total number of securities to be sold
Russell Burke	Chief Financial Officer	Adopted	8/26/2026	10/26/2027	Up to 99,821 shares

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	File No.	Filing Date	Exhibit No.

3.1	Restated Certificate of Incorporation of the Company.		8-K	000-56424	June 3, 2024	3.1

3.2	Amended and Restated Bylaws of the Company.		10-Q	001-42120	August 10, 2026	3.2

10.1	Amendment No. 1 to Technology Exclusivity and Revenue Sharing Agreement	X

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) of the Exchange Act.	X

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) of the Exchange Act.	X

32.1*	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2*	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	Inline XBRL Instance Document	X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents	X

104	Cover Page Interactive Data (formatted as Inline XBRL and contained in Exhibit 101)	X

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

LIFE360, INC.

Dated:	November 9, 2026	By:	/s/ Lauren Antonoff
Lauren Antonoff

Chief Executive Officer and Director
(Principal Executive Officer)

Dated:	November 9, 2026	By:	/s/ Russell Burke
Russell Burke

Chief Financial Officer
(Principal Financial and Accounting Officer)